Form 10-K
period 2017-12-31
One Madison Corp
filed 2018-03-29
CIK 1712463

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .

Commission file number:       001-38348

One Madison Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3 East 28th Street, 8th Floor

New York, New York 10016

(Address of Principal Executive Offices)

Tel: 212-763-0930

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one half of one warrant to purchase one Class A Ordinary share	The New York Stock Exchange

Class A ordinary shares, $0.0001 par value	The New York Stock Exchange
Warrants to purchase Class A ordinary shares	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The registrant was not a public company at June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s Units began trading on the New York Stock Exchange on January 18, 2018 and the registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on February 21, 2018. At December 31, 2017, the registrant had no Class A ordinary shares outstanding.

As of March 28, 2018, the registrant had 30,000,000 of its Class A ordinary shares, $0.0001 par value per share, and 11,250,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

i

PART I

Item 1.	Business

Except where the context otherwise requires, all references in this Annual Report to the “Company”, “we”, “us”, “our” or similar words or phrases are to One Madison Corporation, a Cayman Islands exempted company. References to our “management” or our “management team” refer to our executive officers and directors, and references to the “sponsor” refer to One Madison Group, LLC, a Delaware limited liability company, in which our founder, Omar M. Asali, together with certain affiliates, holds a controlling 80% ownership interest. References to our “initial shareholders” refer to the sponsor, the anchor investors (as defined below), the BSOF Entities (as defined below) and the Company’s management.

Introduction

We are a blank check company incorporated on July 13, 2017 as a Cayman Islands exempted company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On January 22, 2018, we consummated our initial public offering (the “initial public offering”) of 30,000,000 units (the “units”). Each unit consists of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $300 million. Prior to the consummation of the initial public offering, the Sponsor purchased 8,625,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, and certain other investors (the “anchor investors”) purchased 3,750,000 Class B ordinary shares for an aggregate purchase price of $37,500, or approximately $0.01 per share (together, the “founder shares”). The founder shares were issued to the anchor investors in connection with their agreement to purchase an aggregate of 15,000,000 ordinary shares (13,025,000 Class A ordinary shares and 1,975,000 Class C ordinary shares) (“forward purchase shares”), plus an aggregate of 5,000,000 redeemable warrants (“forward purchase warrants”) for $10.00 per share, for an aggregate purchase price of $150 million, in a private placement to occur concurrently with the closing of the initial business combination (the “forward purchase agreements”). We also entered into the strategic partnership agreement (the “Strategic Partnership Agreement), pursuant to which the sponsor transferred 525,000 founder shares to BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”). On March 8, 2018, the Sponsor surrendered 1,125,000 Class B ordinary shares to the Company for no consideration, which the Company cancelled, following the expiration of the underwriters’ over-allotment option granted in the initial public offering.

Upon execution of the forward purchase agreements, each anchor investor elected to receive a fixed number of Class A ordinary shares or Class C ordinary shares. The Class C ordinary shares have identical terms as the Class A ordinary shares, except the Class C ordinary shares do not grant their holders any voting rights. Our amended and restated memorandum and articles of association provide that, following the consummation of our initial business combination, the Class C ordinary shares may be converted into Class A ordinary shares on a one-for-one basis (i) at the election of the holder with 65 days’ written notice or (ii) upon the transfer of such Class C ordinary share to an unaffiliated third party.

Pursuant to the Strategic Partnership Agreement, the BSOF Entities have agreed to act as our strategic partner and may provide debt or equity financing in connection with our initial business combination, but are not required to do so. The founder shares held by the BSOF Entities are subject to certain transfer restrictions, forfeiture and earnout provisions similar to those imposed upon our sponsor and the anchor investors. If we seek shareholder approval of our initial business combination, the BSOF Entities have agreed to vote any founder shares they may own in favor of such initial business combination. The BSOF Entities may designate one observer to our board of directors until the consummation of our initial business combination. The BSOF Entities have also separately purchased an aggregate of 560,000 private placement warrants, at a price of  $1.00 per warrant, in the Initial Private Placement. Such private placement warrants have the same terms and conditions as those purchased by our anchor investors. The BSOF Entities will be entitled to registration rights with respect any ordinary shares and warrants held by them. We believe that the combination of capital provided by our anchor investors and a strategic partnership with the BSOF Entities will provide us with a material advantage in effecting an initial business combination.

Simultaneously with the closing of the initial public offering, the Company consummated the private placement (“Initial Private Placement”) of 8,000,000 warrants (“Private Placement Warrants”) each exercisable to purchase one Class A ordinary share or Class C ordinary share, as applicable, at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8 million.

Upon the closing of the initial public offering and the Initial Private Placement, $300 million ($10.00 per unit) from the net proceeds thereof was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), and is invested in a money market fund selected by the Company until the earlier of: (i) the completion of the initial business combination or (ii) the redemption of the Company’s public shares if the Company is unable to complete a business combination by January 22, 2020, subject to applicable law.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $1,000,000 in expenses relating to the initial public offering, approximately $1,000,000 of the net proceeds of the initial public offering and Initial Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

While we may pursue an acquisition opportunity in any industry or location, we intend to focus on the consumer sector and consumer-related businesses based predominantly in North America with global reach. We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire in the following categories: (i) consumer products or services, (ii) food and beverage and (iii) adjacent manufacturing or industrial services businesses linked to a consumer end-user. We intend to target businesses that have stable cash flows, strong management teams, and attractive growth prospects over the long term. Our management and our operating and advisory committee have extensive experience not only identifying and executing the acquisition of private and public companies, but also the running and operating of businesses post-transaction.

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Redemption rights for holders of public shares upon consummation of our initial business combination

We will provide our shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares sold as part of the units sold in the initial public offering (the “public shares”) upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of our initial business combination, including interest, less income taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, and with respect to the initial shareholders other than the anchor investors, any public shares they may hold in connection with the consummation of the initial business combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated memorandum and articles of association: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our initial business combination to a shareholder vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after the initial public offering in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, and with respect to the initial shareholders other than the anchor investors, any public shares they may hold in connection with the consummation of the business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on redemption rights upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the initial public offering. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 20% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in the initial public offering) for or against our business combination.

Redemption of public shares and liquidation if no initial business combination

The sponsor, the anchor investors, our management and the BSOF Entities have agreed that we will have until January 22, 2020 to complete our initial business combination. If we are unable to complete our initial business combination by January 22, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 22, 2020.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers and no other employees. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, the prospectus associated with our initial public offering and the registration statement of which such prospectus forms a part, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until completing a business combination. Because we lack an operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders (other than the BSOF Entities with respect to any of their public shares, if any) have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders have agreed to vote their founder shares, as well as any public chaser purchased during or after the initial public offering, in favor of our initial business combination. We expect that our initial shareholders will own approximately 26% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate our initial business combination.

We have entered into forward purchase agreements pursuant to which the anchor investors have agreed to purchase an aggregate of 15,000,000 forward purchase shares plus 5,000,000 redeemable warrants for a purchase price of  $10.00 per forward purchase share, or $150,000,000 in the aggregate, in a private placement to close concurrently with our initial business combination. The funds from the sale of forward purchase shares may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreements do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase shares does not close for any reason, including by reason of the failure by some or all of the anchor investors to fund the purchase price for their forward purchase shares, for example, we may lack sufficient funds to consummate our initial business combination. Further, the forward purchase agreements provide that prior to signing a definitive agreement with respect to a potential initial business combination, and prior to making any material amendment to such definitive agreement following signing, anchor investors representing over 50% of the forward purchase shares must approve such potential initial business combination or amendment, as applicable. If we fail to obtain such approval, we may not be able to consummate our initial business combination. Additionally, the anchor investors’ obligations to purchase the forward purchase shares are subject to termination prior to the closing of the sale of the forward purchase shares by mutual written consent of the company and each anchor investor, or, automatically: (i) if the gross proceeds from our initial public offering do not equal or exceed $200,000,000; (ii) if our initial business combination is not consummated within 24 months from the closing of our initial public offering; (iii) upon the death of Mr. Asali; (iv) if Mr. Asali, our sponsor or the Company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of Mr. Asali, our sponsor or the company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment; or (v) if Mr. Asali is indicted and/or convicted in a criminal proceeding for a crime involving fraud or dishonesty. The anchor investors’ obligations to purchase their forward purchase shares are subject to fulfillment of customary closing conditions, including the following: (i) our initial business combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase shares; and (ii) the company must have delivered to the anchor investors a certificate evidencing the company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase shares. In the event of any such failure to fund by an anchor investor, any obligation is so terminated or any such condition is not satisfied and not waived by an anchor investor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While each anchor investor has represented to us that it has sufficient funds to satisfy its obligations under the respective forward purchase agreements, we have not obligated the anchor investors to reserve funds for such obligations.

If the anchor investors or the BSOF Entities purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential initial business combination.

The anchor investors and the BSOF Entities have redemption rights with respect to any public shares they own, subject to the limitation that under the Company’s amended and restated memorandum and articles of association that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the public shares, without the prior consent of the Company. If management proposes an initial business combination that some or all of the anchor investors or the BSOF Entities are not in favor, such anchor investors or BSOF Entities may decide to purchase public shares in the open market and seek to leverage their redemption rights to influence whether such business combination is consummated. This could result in our having to negotiate for more favorable terms for the anchor investors, which could jeopardize our ability to successfully consummate an initial business combination. See “— In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase shares fails to close, we may lack sufficient funds to consummate our initial business combination.”

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by January 22, 2020 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by January 22, 2020, which is the date that is 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial business combination, our initial shareholders, sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 22, 2020 and (iii) the redemption of our public shares if we are unable to complete an initial business combination by January 22, 2020, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on the New York Stock Exchange. We cannot guarantee that our securities will remain listed on the NYSE. Although after giving effect to our initial public offering, we meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 shareholders and 100 public warrantholders).

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A ordinary shares and warrants are listed on the NYSE, and, as a result, are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the Private Placement are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of  $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

Moreover, if the initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of the public shares, you will lose the ability to redeem all such shares in excess of 20% of the public shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the public shares without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold the Excess Shares and, in order to dispose of such Excess Shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only an estimated $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries, including consumer products or services or food and beverage business, or adjacent manufacturing or industrial services businesses. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If our funds held outside the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination.

Following the consummation of our initial public offering and payment of expenses in connection therewith, we had approximately $1.0 million available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until January 22, 2020 assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account are sufficient to allow us to operate until at least January 22, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

If our funds held outside the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our business combination.

Following the consummation of our initial public offering and payment of expenses in connection therewith, we had approximately $1.0 million available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our founder, his affiliates, our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have entered into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. As a result, if any such claims were successfully made against the Trust Account, the funds available for our business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of  (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if  (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we will be required to comply with certain SEC and other legal requirements or regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait up to 24 months before redemption from our Trust Account.

If we are unable to consummate our initial business combination by January 22, 2020, the proceeds then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of  $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

We will not hold our first annual meeting until after our first fiscal year. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the registration rights agreement entered into concurrently with the closing of our initial public offering, the holders of the private placement warrants, the warrants that may be issued upon conversion of the working capital loans, and the founder shares are entitled to registration rights with respect to such warrants and the ordinary shares underlying such warrants and founder shares. The registration rights are exercisable with respect to the founder shares, the private placement warrants (including any Class A ordinary shares or Class C ordinary shares issuable upon exercise of such private placement warrants) and the warrants that may be issued upon conversion of working capital loans (including any Class A ordinary shares that may be issued upon the exercise of such warrants). Pursuant to the forward purchase agreements and the strategic partnership agreement, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination (and, with respect to clause (B) below, within 30 days following announcement of the results of the shareholder vote relating to our initial business combination or the results of our offer to shareholders to redeem their Class A ordinary shares in connection with our initial business combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of  (A) the forward purchase securities and Class A ordinary shares and Class C ordinary shares underlying the anchor investors’ forward purchase warrants and the anchor investors’ and the BSOF Entities’ founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors and the BSOF Entities, including any time after we complete our initial business combination, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the initial business combination or the disclosure date, as the case may be and (iii) to maintain the effectiveness of such registration statement until the earliest of  (A) the date on which the anchor investor or BSOF Entity ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements and the strategic partnership agreement. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company in the consumer products or services or food and beverage industries, or adjacent manufacturing or industrial services industries, but may also pursue business combination opportunities in other sectors, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries outside of the consumer products or services or food and beverage industries, or adjacent manufacturing or industrial services industries (which industries may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the consumer products or services or food and beverage sectors, or adjacent manufacturing or industrial services sectors, we will consider a business combination outside of these industries if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the consumer products or services or food and beverage industries, or adjacent manufacturing or industrial services industries, after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our public shareholders than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an investment outside of the consumer products or services or food and beverage industries, or adjacent manufacturing or industrial services industries, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the consumer products or services or food and beverage industries, or adjacent manufacturing or industrial services industries, would not be relevant to an understanding of the business that we elect to acquire. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.

In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only an estimated $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or investment banking firm which is a member of FINRA that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We will not be required to obtain a fairness opinion from an independent investment banking firm as to the fair market value of the target business if our board of directors is able to determine independently the fair market value of the target business.

The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If, however, our board of directors is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the target company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis our board, and our board of directors is not able to determine independently that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criterion. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to you. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

However, in all other instances, we will have no obligation to obtain a fairness opinion. As a result, if no opinion is obtained or an opinion is not delivered to you, our shareholders will be relying solely on the judgment of our board in effecting our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares and Class C ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 25,000,000 Class B ordinary shares, par value $0.0001 per share, 200,000,000 Class C ordinary shares, par value $0.0001, and 1,000,000 preference shares, $0.0001 per share. At December 31, 2017, there are 200,000,000 and 12,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, shares issuable upon conversion of the Class B ordinary shares or shares issued upon the sale of the forward purchase shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination unless the holder elects to have such shares converted into Class C ordinary shares, as described herein. Following the consummation of our initial business combination, the Class C ordinary shares are convertible into Class A ordinary shares on a one-for-one basis (i) at the election of the holder with 65 days’ written notice or (ii) upon the transfer of such Class C ordinary share to an unaffiliated third party. At December 31, 2017, there were no Class C ordinary shares or preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares or Class C ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the initial public offering;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Taxation — United States Federal Income Tax Considerations — General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of this prospectus captioned ’‘Taxation — United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules’’). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon us or any of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws, including federal securities laws. See “Description of Securities — Certain Differences in Corporate Law — Enforcement of Civil Liabilities.”

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Other than key-man insurance on the life of Mr. Asali that we are required to obtain under the terms of the forward purchase agreements, we do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel, and restrictions in the forward purchase agreements on hiring certain employees related to our sponsor, could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, certain terms of the forward purchase agreements may limit the hiring of individuals affiliated with our sponsor by us and/or the target business in connection with or following an initial business combination. For example, unless we obtain approval of anchor investors that have committed to purchase more than 50% of the total forward purchase shares we will not be permitted to pay any transaction, monitoring or similar fee to our sponsor or any of its’ employees, directors or controlled affiliates. We must also obtain approval from a majority of our anchor investors prior to hiring, employing or appointing to our board of directors any employee, officer or director of our sponsor.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our business combination

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and any of them in the future may become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or our executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, the anchor investors (including our founder and each of our other executive officers), the BSOF Entities and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At December 31, 2017, our sponsor held an aggregate of 8,100,000 founder shares. On March 8, 2018, our sponsor forfeited 1,125,000 founder shares to the Company following expiration of the over-allotment option granted to the underwriters in our initial public offering. If we do not complete our initial business combination by January 22, 2020, the private placement warrants will expire worthless. Further, 2,250,000 founder shares, which constitute the earnout shares, will be subject to forfeiture by our sponsor (or its permitted transferees) and the BSOF Entities on the fifth anniversary of our initial business combination unless following our initial business combination, either (A) the closing price of our Class A ordinary shares (or any successor class of ordinary shares or common shares) equals or exceeds, in the case of our sponsor, $12.50 per share and, in the case of the BSOF Entities, $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (B) we complete a liquidation, merger, share exchange or other similar transaction that results in all of our ordinary shareholders having the right to exchange their ordinary shares for consideration in cash, securities or other property which equals or exceeds, in the case of our sponsor, $12.50 per share and, in the case of the BSOF Entities, $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like). The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the Private Placement Warrants and forward purchase shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the initial public offering and the Private Placement provided us with $300,000,000 that we may use to complete our initial business combination (excluding $10,500,000 of deferred underwriting commissions being held in the Trust Account). We also expect to receive $150,000,000 of additional funds from the sale of forward purchase shares in connection with our business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments in order to effectuate our initial business combination. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of our initial public offering. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who will collectively beneficially own, on an as-converted basis, approximately 26.4% of our Class A ordinary shares upon the closing of our initial public offering (assuming they do not purchase any additional Class A ordinary shares and excluding 493,750 Class B ordinary shares held by one of our anchor investors who is expected to elect to convert such shares into Class C ordinary shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 22, 2020, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with the sponsor, our executive officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering, the Private Placement and the sale of the forward purchase shares will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds from the initial public offering, the Private Placement and the sale of the forward purchase shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The recent economic environment has made it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own , on an as-converted basis, 26.4% of our issued and outstanding Class A ordinary shares (assuming they do not purchase any additional Class A ordinary shares and excluding 493,750 Class B ordinary shares held by one of our anchor investors who is expected to elect to convert such shares into Class C ordinary shares). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares, this would increase their control. To our knowledge, none of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants and forward purchase warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants and forward purchase warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants and forward purchase warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, provided that the closing price of our public shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the anchor investors, the BSOF Entities or their respective permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 15,000,000 of our Class A ordinary shares as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in the Private Placement an aggregate of 8,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share or one Class C ordinary share, as applicable, at $11.50 per share. We also agreed to issue 5,000,000 forward purchase warrants concurrently with the closing of the sale of the forward purchase shares. In addition, if our founder or an affiliate of our founder makes any working capital loans, he or it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of  $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares or Class C ordinary shares (which are convertible into Class A ordinary shares following the consummation of our initial business combination) upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrantholder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be (i) in respect of taxes, a fine or penalty, (ii) inconsistent with a Cayman Islands judgment in respect of the same matter, (iii) impeachable on the grounds of fraud or (iv) obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. In addition, public shareholders are restricted from redeeming their Class A ordinary shares with respect to more than an aggregate of 20% of the public shares. See “— If the anchor investors purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential initial business combination.”

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at 3 East 28th Street, 8th Floor, New York, New York 10016. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, Class A ordinary shares and warrants are listed on The New York Exchange under the symbols “OMAD.U”, “OMAD” and “OMAD WS”, respectively. The following table sets forth the range of high and low sales prices for the units, Class A ordinary shares and warrants for the periods indicated since the units commenced public trading on January 18, 2018, and since the Class A ordinary shares and warrants commenced public trading separately on February 21, 2018.

	Common shares(1)		Warrants(1)		Units
	High	Low	High	Low	High	Low

Quarter ended March 31, 2018 (January 18, 2018 through March 28, 2018)	$9.65	$9.55	$1.00	$0.70	$10.21	$9.90

(1)       Beginning on February 21, 2018 with respect to the common shares and warrants.

Holders

As of March 28, 2018, there was one holder of record of our units, one holder of record of our Class A ordinary shares and one holder of record of our public warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Prior to our initial public offering, we issued 8,625,000 founder shares to our sponsor in exchange for a capital contribution of $25,000, or approximately $0.003 per share. Subsequently, our sponsor transferred 525,000 founder shares to the BSOF Entities. In addition, in connection with the forward purchase agreements, we issued to the anchor investors an aggregate of 3,750,000 founder shares for $0.01 per share prior to our initial public offering. Our sponsor, the BSOF Entities and the anchor investors currently own 6,735,000, 525,000 and 3,750,000 founder shares, respectively. Substantially concurrently with the consummation of the initial public offering, the Company completed the private sale (the “Private Placement”) of 8,000,000 warrants (the “Private Placement Warrants”) to certain investors at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000.

On January 22, 2018, the Company consummated the initial public offering of 30,000,000 units. Each unit consists of one Class A ordinary share and one-half of one warrant. Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers for the offering and I-Bankers Securities, Inc. acted as the co-manager for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000, which has been deposited into a Trust Account with Continental Stock Transfer & Trust Company acting as trustee.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from July 13, 2017 (inception) through December 31, 2017. You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

December 31, 2017
(US$)
Statement of Operations Data:
Formation and operating costs	8,515
Net loss	(8,515)
Weighted average shares outstanding, basic and diluted (1)	7,157,895
Basic and diluted net loss per ordinary share	(0.00)

Balance Sheet Data (end of period):
Total assets	870,815
Total liabilities	816,830
Shareholders’ equity	53,985

Other Financial Data:
Net cash used in operating activities	(19,401)
Net cash provided by financing activities	21,297

(1)	This number excludes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the sponsor) subject to forfeiture upon failure to satisfy certain earnout conditions.

Item 7A.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to One Madison Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.   Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on July 13, 2017 as a Cayman Islands exempted company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of the initial public offering and the Private Placement of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

On January 22, 2018, we consummated our initial public offering (the “initial public offering”) of 30,000,000 units (the “units”). Each unit consists of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $300 million. Prior to the consummation of the initial public offering, the Sponsor purchased 8,625,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, and certain other investors (the “anchor investors”) purchased 3,750,000 Class B ordinary shares for an aggregate purchase price of $37,500, or approximately $0.01 per share (together, the “founder shares”). The founder shares were issued to the anchor investors in connection with their agreement to purchase an aggregate of 15,000,000 ordinary shares (13,025,000 Class A ordinary shares and 1,975,000 Class C ordinary shares) (“forward purchase shares”), plus an aggregate of 5,000,000 redeemable warrants (“forward purchase warrants”) for $10.00 per share, for an aggregate purchase price of $150 million, in a private placement to occur concurrently with the closing of the initial business combination (the “forward purchase agreements”). We also entered into the strategic partnership agreement (the “Strategic Partnership Agreement), pursuant to which the sponsor transferred 525,000 founder shares to BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”). On March 8, 2018, the Sponsor surrendered 1,125,000 Class B ordinary shares to the Company for no consideration, which the Company cancelled, following the expiration of the underwriters’ over-allotment option granted in the initial public offering.

Upon execution of the forward purchase agreements, each anchor investor elected to receive a fixed number of Class A ordinary shares or Class C ordinary shares. The Class C ordinary shares have identical terms as the Class A ordinary shares, except the Class C ordinary shares do not grant their holders any voting rights. Our amended and restated memorandum and articles of association provide that, following the consummation of our initial business combination, the Class C ordinary shares may be converted into Class A ordinary shares on a one-for-one basis (i) at the election of the holder with 65 days’ written notice or (ii) upon the transfer of such Class C ordinary share to an unaffiliated third party.

Pursuant to the Strategic Partnership Agreement, the BSOF Entities have agreed to act as our strategic partner and may provide debt or equity financing in connection with our initial business combination, but are not required to do so. The founder shares held by the BSOF Entities are subject to certain transfer restrictions, forfeiture and earnout provisions similar to those imposed upon our sponsor and the anchor investors. If we seek shareholder approval of our initial business combination, the BSOF Entities have agreed to vote any founder shares they may own in favor of such initial business combination. The BSOF Entities may designate one observer to our board of directors until the consummation of our initial business combination. The BSOF Entities have also separately purchased an aggregate of 560,000 Private Placement Warrants, at a price of  $1.00 per warrant, in the Initial Private Placement. Such Private Placement Warrants have the same terms and conditions as those purchased by our anchor investors. The BSOF Entities will be entitled to registration rights with respect any ordinary shares and warrants held by them. We believe that the combination of capital provided by our anchor investors and a strategic partnership with the BSOF Entities will provide us with a material advantage in effecting an initial business combination.

Simultaneously with the closing of the initial public offering, the Company consummated the Initial Private Placement of 8,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share or Class C ordinary share, as applicable, at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8 million.

Upon the closing of the initial public offering and the Initial Private Placement, $300 million ($10.00 per unit) from the net proceeds thereof was placed in a U.S.-based Trust Account at J.P. Morgan Chase Bank, N.A, maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), and is invested in a money market fund selected by the Company until the earlier of: (i) the completion of the initial business combination or (ii) the redemption of the Company’s public shares if the Company is unable to complete a business combination by January 22, 2020, subject to applicable law.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $1,000,000 in expenses relating to the initial public offering, approximately $1,000,000 of the net proceeds of the initial public offering and Initial Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering, the Over-allotment, and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating a Business Combination.

Critical Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of December 31, 2017, the Company does not have sufficient liquidity to meet its current obligations. However, on January 22, 2018, the Company consummated its initial public offering of 30,000,000 units generating gross proceeds of $300,000,000 which alleviated any liquidity concerns.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A--“Expenses of Offering.” Deferred offering costs of $868,919, consist of costs incurred in connection with preparation for the Proposed Offering. These costs, together with the underwriter discount, will be charged to capital upon completion of the Proposed Offering or charged to operations if the Proposed Offering is not completed.

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity from inception to December 31, 2017 relates to our formation, consummation of the initial public offering, the Strategic Partnership Agreement, the forward purchase agreements, and, since the closing of the initial public offering, the search for a Business Combination candidate. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from July 13, 2017 (date of inception) to December 31, 2017, we had net losses of $8,515, which consisted solely of operating expenses.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2017, we had approximately $1,900 in our operating bank account. As noted above, in connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, as of December 31, 2017, the Company does not have sufficient liquidity to meet its current obligations. However, on January 22, 2018, the Company consummated its initial public offering of 30,000,000 units generating gross proceeds of $300,000,000 which alleviated any liquidity concerns.

Through December 31, 2017, our liquidity needs also have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the founder shares to our Sponsor, a $37,500 capital contribution from the anchor investors in exchange for the issuance of founder shares to such investors, $92,844 in loans from our Sponsor, and the proceeds not held in the Trust Account resulting from the consummation of the Private Placement.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us the funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released to pay our tax obligations. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. Such warrants would be identical to the private placement warrants.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of consummation of a Business Combination or January 22, 2020. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares

Our sponsor currently holds an aggregate of 6,735,000 founder shares, the BSOF Entities hold an aggregate of 525,000 founder shares and the anchor investors hold an aggregate of 3,750,000 founder shares. The founder shares will automatically convert into Class A ordinary shares (or Class C ordinary shares, at the election of the holder) on the first business day following the consummation of our initial business combination at a ratio such that the total number of Class A ordinary shares and Class C ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of public shares, plus (ii) the sum of  (a) the total number of Class A ordinary shares and Class C ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of our initial business combination (including the forward purchase shares, but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any warrants issued in a private placement to our founder or an affiliate of our founder upon conversion of working capital loans, minus (b) the number of public shares redeemed by public shareholders in connection with our initial business combination.

Our initial shareholders (other than our sponsor, its controlled affiliates and any sponsor-affiliate) have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares or Class C shares issued upon conversion thereof until the earlier to occur of: (i) one year after the closing of our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our ordinary shareholders having the right to exchange their ordinary shares for cash, securities or other property; and our sponsor, its controlled affiliates and any sponsor-affiliate have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares or Class C shares issued upon conversion thereof until the earlier of  (i) the third anniversary of the consummation of our initial business combination or (ii) the waiver of the foregoing restriction by anchor investors representing over 50% of the forward purchase shares (in either case, except pursuant to limited exceptions).

In addition, 30% of the number of founder shares held by our sponsor, the BSOF Entities and their permitted transferees immediately following the consummation of our initial public offering, which we refer to as the “earnout shares,” are subject to forfeiture on a pro rata basis by our sponsor and the BSOF Entities on the fifth anniversary of our initial business combination unless following our initial business combination, either (A) the closing price of our Class A ordinary shares (or any successor class of ordinary shares or common shares) equals or exceeds, in the case of our sponsor, $12.50 per share, and in the case of the BSOF Entities, $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (B) we complete a liquidation, merger, share exchange or other similar transaction that results in all of our ordinary shareholders having the right to exchange their ordinary shares for consideration in cash, securities or other property which equals or exceeds, in the case of our sponsor, $12.50 per share, and in the case of the BSOF Entities, $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) (each, an “earnout condition”). The number of earnout shares subject to forfeiture will initially be 2,250,000 (of which 157,500 are initially held by the BSOF Entities and 2,092,500 are initially held by our sponsor). In connection with the foregoing, our sponsor and the BSOF Entities have also agreed to not transfer, assign or sell any of its earnout shares until the earlier of (i) the date on which one or more of the earnout conditions has been satisfied and (ii) the date on which our sponsor and the BSOF Entities forfeit the earnout shares.

Private Placement Warrants

Our anchor investors and the BSOF Entities have purchased, pursuant to separate written agreements, an aggregate of 8,000,000 Private Placement Warrants, of which our founder purchased 2,006,041. If we do not complete our initial business combination by January 22, 2020, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be nonredeemable and exercisable on a cashless basis so long as they are held by the anchor investors, the BSOF Entities or their respective permitted transferees (except under limited circumstances). If the private placement warrants are held by holders other than the initial anchor investors and the BSOF Entities or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in our initial public offering.

Forward Purchase Agreements; Strategic Partnership Agreement

In connection with our initial public offering, we entered into forward purchase agreements pursuant to which the anchor investors agreed to subscribe for an aggregate of 15,000,000 ordinary shares (13,025,000 Class A ordinary shares and 1,975,000 Class C ordinary shares) plus 5,000,000 redeemable warrants (of which 4,341,667 will be exercisable for Class A ordinary shares and 658,333 will be exercisable for Class C ordinary shares) for a purchase price of  $10.00 multiplied by the number of Class A ordinary shares and Class C ordinary shares purchased, or $150,000,000 in the aggregate, in a private placement to close concurrently with the closing of our initial business combination. In connection with these agreements, we also issued to the anchor investors an aggregate of 3,750,000 founder shares for $0.01 per share prior to the consummation of our initial public offering. In connection with the strategic partnership agreement, our sponsor transferred 525,000 founder shares to the BSOF Entities. Subject to certain exceptions to forfeiture, transfer and earnout provisions, the founder shares issued to the anchor investors and held by the BSOF Entities are subject to similar contractual conditions and restrictions as the founder shares issued to our sponsor. The forward purchase warrants will have the same terms as our public warrants except that one of the anchor investors will receive forward purchase warrants exercisable only for Class C ordinary shares, as described above.

Upon execution of the forward purchase agreements, each anchor investor elected to receive a fixed number of Class A ordinary shares or Class C ordinary shares. The Class C ordinary shares have identical terms as the Class A ordinary shares, except the Class C ordinary shares do not grant their holders any voting rights. Our amended and restated memorandum and articles of association provide that, following the consummation of our initial business combination, the Class C ordinary shares may be converted into Class A ordinary shares on a one-for-one basis (i) at the election of the holder with 65 days’ written notice or (ii) upon the transfer of such Class C ordinary share to an unaffiliated third party.

The forward purchase agreements and the strategic partnership agreement also provide that the anchor investors and the BSOF Entities are entitled to (i) a right of first refusal with respect to any proposed issuance of additional equity or equity-linked securities (including working capital loans from our founder that are convertible into private placement warrants) by us, including for capital raising purposes, or if we offer or seek commitments for any equity or equity-linked securities to backstop any such capital raise, in connection with the closing of our initial business combination (other than the units we are offering by this prospectus and their component public shares and warrants, the founder shares (and Class A ordinary shares and/or Class C ordinary shares for which such founder shares are convertible), the forward purchase shares, forward purchase warrants and the private placement warrants, and any securities issued by us as consideration to any seller in our initial business combination and warrants issued upon the conversion of working capital loans to us made by our founder that are convertible into private placement warrants) and (ii) registration rights with respect to (A) the forward purchase securities and Class A ordinary shares and Class C ordinary shares underlying the anchor investors’ forward purchase warrants and the anchor investors’ and the BSOF Entities’ founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors and the BSOF Entities, including any time after we complete our initial business combination.

The forward purchase agreements provide that prior to signing a definitive agreement with respect to a potential initial business combination, and prior to making any material amendment to such definitive agreement following signing, anchor investors representing over 50% of the forward purchase shares must approve such potential initial business combination or amendment, as applicable.

In addition, the forward purchase agreements for two of our anchor investors provide each such anchor investor with (i) the right to designate (prior to the consummation of a business combination) and the right to request the designation of (following the consummation of a business combination) one observer to our board of directors and (ii) the right to acquire, at the same price paid by, directly or indirectly, and on the same terms and conditions as, our founder, a number of founder shares equal to its pro rata share, based on its allocation of forward purchase shares, of five percent of the founder shares of any special purpose acquisition company sponsored by our founder for 10 years following the closing of our initial business combination, which we refer to as the new acquisition company. Further, such forward purchase agreements for the same two anchor investors provide such investors with the right to purchase up to an aggregate of  $63,000,000 in equity securities of the new acquisition company substantially similar to the forward purchase securities on the same or more favorable terms as new investors in such equity securities.

The strategic partnership agreement provides that, so long as the Company remains a “blank check company” as such term is defined in Rule 419 under the Securities Act and prior to our initial business combination, the BSOF Entities have the right to designate one observer to our board of directors. In addition, on the date set for the shareholder vote to approve the initial business combination or on the business day immediately prior to the scheduled closing date of the initial business combination, if the BSOF Entities do not hold at least 4,000,000 Class A ordinary shares, the BSOF Entities will forfeit a pro rata number of their founder shares to our sponsor.

Due to Related Parties

Our sponsor and other related parties have loaned us an aggregate amount of $92,844 to be used for the payment of costs related to the initial public offering. These borrowings are non-interest bearing, unsecured and due upon the closing of the initial public offering. We had not yet repaid this amount as of December 31, 2017. All borrowings under the promissory note were repaid on February 7, 2018.

Administrative Service Fee

We have agreed, commencing on January 17, 2018 through the earlier of our consummation of a Business Combination and liquidation, to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in an amount not to exceed $10,000 per month. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($6,000,000) was deferred. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting discount.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

To date, our efforts have been limited to organizational activities and activities relating to the initial public offering and the identification and evaluation of prospective acquisition targets for a business combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2017, the net proceeds from our initial public offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of cash. We invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2017, $300,000,000 was held in the Trust Account for the purposes of consummating a business combination. If we complete a business combination within 24 months after the closing of our initial public offering, funds in the Trust Account will be used to pay for the business combination, redemptions of Class A ordinary shares, if any, deferred underwriting compensation of $6,000,000 and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

ONE MADISON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

One Madison Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of One Madison Corporation (the “Company”) as of December 31, 2017, and the related statements of operations, changes in shareholders’ equity and cash flows, for the period from July 13, 2017 (date of inception) to December 31 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from July 13, 2017 (date of inception) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit are accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

New York, New York

March 29, 2018

ONE MADISON CORPORATION

BALANCE SHEET
December 31, 2017

ASSETS:
Current asset – cash	$1,896
Deferred offering costs	868,919
Total Assets	$870,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued formation and offering costs	$723,986
Note payable - sponsor	92,844
Total liabilities	816,830

Commitments and contingencies

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-
Class B ordinary shares, $0.0001 par value, 25,000,000 shares authorized, 11,250,000 shares issued and outstanding (1)	1,125
Class C ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-
Additional paid-in capital	61,375
Accumulated deficit	(8,515)
Total Shareholders’ Equity	53,985
Total Liabilities and Shareholders’ Equity	$870,815

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to financial statements.

ONE MADISON CORPORATION

STATEMENT OF OPERATIONS
For the Period from July 13, 2017 (date of inception) to December 31, 2017

Formation and operating costs	$8,515

Net loss	$(8,515)

Weighted average shares outstanding, basic and diluted (1)	7,157,895

Basic and diluted net loss per ordinary share	$(0.00)

(1)	This number excludes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to financial statements.

ONE MADISON CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from July 13, 2017 (date of inception) to December 31, 2017

	Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Issuance of Class B ordinary shares to sponsor at approximately $0.003 per share	7,500,000	$750	$24,250	$-	$25,000
Issuance of Anchor shares	3,750,000	375	37,125	-	37,500
Net loss	-	-	-	(8,515)	(8,515)
Balances – December 31, 2017	11,250,000	$1,125	$61,375	$(8,515)	$53,985

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to financial statements.

ONE MADISON CORPORATION

STATEMENT OF CASH FLOWS

For the Period from July 13, 2017 (date of inception) to December 31, 2017

Cash Flows From Operating Activities:
Net loss	$(8,515)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in accrued formation and offering costs	(10,886)
Net Cash Used in Operating Activities	(19,401)

Cash Flows From Financing Activities:
Proceeds from issuance of Class B ordinary shares to sponsor	25,000
Proceeds from issuance of Anchor shares	37,500
Proceeds from sponsor note	86,000
Payment of offering costs	(127,203)
Net Cash Provided By Financing Activities	21,297

Net change in cash	1,896

Cash - Beginning of period	-

Cash - Ending of period	$1,896

Supplemental Schedule of Non-Cash Financing Activities:

Deferred offering costs included in accrued formation and offering costs	$734,872
Payment of formation costs by issuance of sponsor note	$6,844

See accompanying notes to financial statements.

One Madison Corporation

Notes to Financial Statements

NOTE 1.   DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

One Madison Corporation (the “Company”) is a newly incorporated blank check company incorporated in the Cayman Islands on July 13, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Initial Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating its Initial Business Combination, the Company intends to focus on North American or Western European Consumer Products related businesses with a particular sub-focus on companies in one of the following categories: (i) consumer products or services, (ii) food and beverage and (iii) adjacent manufacturing or industrial services businesses linked to a consumer end-user. The Company is an ’‘emerging growth company,’’ as defined in Section 2(a) of the Securities Act of 1933, as amended, or the ’’Securities Act,’’ as modified by the Jumpstart Our Business Startups Act of 2012 (the ’‘JOBS Act’’).

At December 31, 2017, the Company had not yet commenced operations. All activity for the period from July 13, 2017 (date of inception) through December 31, 2017 relates to the Company’s formation and the proposed initial public offering (’‘Proposed Offering’’) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31st as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed initial public offering of 30,000,000 units at $10.00 per unit (or 34,500,000 units if the underwriters’ over-allotment option is exercised in full) (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) which is discussed in Note 3 (the “Proposed Offering”) and the sale of 8,000,000 warrants (or 8,900,000 warrants if the underwriters’ over-allotment option is exercised in full) (“Private Placement Warrants”) at a price of  $1.00 per warrant in a private placement to the Company’s founder, Omar M. Asali, and the other Anchor Investors (as defined below) that will close simultaneously with the Proposed Offering. Upon the closing of the Proposed Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Proposed Offering, including the proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of the Initial Business Combination and (ii) the distribution of the Trust Account as described below. On January 22, 2018, the Company consummated the Public Offering of 30,000,000 units (the “Units” and, with respect to the Company’s Class A ordinary shares, $0.0001 par value per share, included in the Units being offered, the “Public Shares”) generating gross proceeds of $300,000,000 which is described in Note 3.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Proposed Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. The Company’s Initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with the Financial Accounting Standards Board (’‘FASB’’) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 5) (subject to restrictions on voting applicable to one of the initial shareholders) and any Public Shares purchased during or after the Proposed Offering in favor of an Initial Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and, with respect to our initial shareholders other than the Anchor Investors (as defined below), Public Shares in connection with the completion of an Initial Business Combination.

Notwithstanding the foregoing, the Company’s Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Company’s sponsor, One Madison Group LLC, a Delaware limited liability company (“Sponsor”) and the Anchor Investors, together with any permitted transferees (collectively, the “initial shareholders”), have agreed not to propose an amendment to the Company’s Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Proposed Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Proposed Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, our Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of December 31, 2017, the Company does not have sufficient liquidity to meet its current obligations. However, on January 22, 2018, the Company consummated its Public Offering of 30,000,000 units generating gross proceeds of $300,000,000 which alleviated any liquidity concerns.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Deferred offering costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A--“Expenses of Offering.” Deferred offering costs of $868,919, consist of costs incurred in connection with preparation for the Proposed Offering. These costs, together with the underwriter discount, will be charged to capital upon completion of the Proposed Offering or charged to operations if the Proposed Offering is not completed.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of December 31, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Net loss per share

Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, plus, to the extent dilutive, the incremental number of ordinary shares to settle warrants, as calculated using the treasury stock method. Weighted average shares was reduced for the effect of an aggregate of 1,125,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. In addition, weighted average shares was reduced for the effect of an aggregate of 2,250,000 ordinary shares (or 2,587,500 if the underwriters’ over-allotment option is exercised in full) that are subject to forfeiture subject to the satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement. These shares subject to earnout conditions consist of 157,500 shares initially held by an affiliated investor and 2,092,500 shares initially held by the Sponsor. At December 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.   PROPOSED OFFERING

Pursuant to the Proposed Offering, the Company will offer for sale up to 30,000,000 Units (or 34,500,000 Units if the underwriters’ over-allotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7). On January 22, 2018, the Company consummated the initial Public Offering of 30,000,000 units generating gross proceeds of $300,000,000 (see Note 8).

NOTE 4.   PRIVATE PLACEMENT

The Anchor Investors are expected to purchase an aggregate of 8,000,000 Private Placement Warrants (or 8,900,000 Private Placement Warrants if the underwriters’ over-allotment is exercised in full), of which Mr. Asali is expected to purchase 2,000,000, at $1.00 per warrant ($8,000,000 in the aggregate or $8,900,000 if the over-allotment option is exercised in full) in a private placement that will close simultaneously with the closing of the Proposed Offering. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share or Class C ordinary share at $11.50 per share. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

NOTE 5.   RELATED PARTY TRANSACTIONS

Founder Shares

On July 18, 2017, the Company issued 8,625,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor in exchange for a capital contribution of $25,000. This number includes an aggregate of up to 1,125,000 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 6). In October 2017, the Company issued 3,750,000 Founder Shares to certain investors, including Mr. Asali and the Company’s other executive officers, (collectively, the “Anchor Investors”), for $0.01 per share in connection with the forward purchase agreements prior to the offering. The Sponsor currently owns 6,975,000 Class B ordinary shares. The Founder Shares will automatically convert into Class A ordinary shares (or Class C ordinary shares, at the election of the holder) upon the consummation of an Initial Business Combination at a ratio such that the number of Class A ordinary shares and Class C ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Public Shares, plus (ii) the sum of  (a) the total number of Class A ordinary shares and Class C ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the Initial Business Combination.

The Sponsor, its controlled affiliates and any director, officer or employee of the Sponsor who is also serving in any such role or position at the Company, including Mr. Asali (each, a “sponsor-affiliate” provided that such term does not refer to any of the Company’s non-executive directors), have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares or Class C shares issued upon conversion thereof until the earlier to occur of: (a) the third anniversary after the completion of the Initial Business Combination or (b) the waiver of such restrictions on transfer by Anchor Investors representing over 50.0% of the Forward Purchase Shares (except to certain permitted transferees and subject to certain exceptions). The initial shareholders (other than the Sponsor, its controlled affiliates or any sponsor-affiliate) have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares or Class C shares issued upon conversion thereof until the earlier to occur of: (i) one year after the completion of the Initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s ordinary shareholders having the right to exchange their ordinary shares for cash, securities or other property (except to certain permitted transferees and subject to certain exceptions). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, the Founder Shares held by the initial shareholders (other than the Sponsor’s Founder Shares that are subject to the earnout condition in the Securities Subscription Agreement, between the Company and the Sponsor, as amended) will be released from the lock-up.

In November 2017, the Company amended the Securities Subscription Agreement dated July 18, 2017 to include an “earnout” clause, as discussed in the preceding paragraph, which requires the forfeiture of certain Founder Shares by the Sponsor under certain circumstances as described in the agreement.

In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price.

In March 2018, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 1,125,000 Class B ordinary shares. This forfeiture is reflected in the accompanying statement of changes in shareholders’ equity as of December 31, 2017.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $200,000 to be used for the payment of costs related to the Proposed Offering. The loan is non-interest bearing, unsecured and due on the earlier of March 31, 2018 or the closing of the Proposed Offering. The Company intends to repay the loan from the proceeds of the Proposed Offering not being placed in the Trust Account. As of December 31, 2017, there were $92,844 of outstanding borrowings under the promissory note of which $6,844 represented formation and offering costs paid directly by the Sponsor. All borrowings under the promissory note were repaid on February 7, 2018.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Proposed Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services.

Related Party Loans

In order to finance transaction costs in connection with an Initial Business Combination, an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 6.   COMMITMENTS & CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Warrants and warrants that maybe issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be entered into concurrently with the closing of the Proposed Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Forward Purchase Agreement

In October 2017, the Company entered into forward purchase agreements pursuant to which certain investors agreed to purchase an aggregate of 15,000,000 Class A ordinary shares and Class C ordinary shares (collectively, the “Forward Purchase Shares”), plus an aggregate of 5,000,000 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of $10.00 per Class A ordinary share or Class C ordinary share, as applicable, in a private placement to occur concurrently with the closing of the Initial Business Combination. In connection with these agreements, the Company issued to such investors an aggregate of 3,750,000 Founder Shares for $0.01 per share and received gross proceeds of $37,500. The Founder Shares issued to such investors are subject to similar contractual conditions and restrictions as the Founder Shares issued to the Sponsor. The Anchor Investors will have redemption rights with respect to any Public Shares they own. The forward purchase agreements also provide that the investors are entitled to a right of first refusal with respect to any proposed issuance of additional equity or equity-linked securities (including working capital loans that are convertible into Private Placement Warrants) by the Company for capital raising purposes, or if the Company offers or seeks commitments for any equity or equity-linked securities to backstop any such capital raise, in connection with the closing of the Initial Business Combination (other than the Units the Company is offering by this prospectus and their component Public Shares and Public Warrants, the Founder Shares (and Class A ordinary shares and/or Class C ordinary shares for which such Founder Shares are convertible), the Forward Purchase Shares, the Forward Purchase Warrant and the Private Placement Warrants) and registration rights with respect to the (A) Forward Purchase Shares, Forward Purchase Warrants, and Class A ordinary shares and Class C ordinary shares underlying their Forward Purchase Warrants and their Founder Shares, and (B) any other Class A ordinary shares or warrants acquired by the Anchor Investors, including any time after we complete our Initial Business Combination. The Class C ordinary shares have identical terms as the Class A ordinary shares, except the Class C ordinary shares do not grant their holders any voting rights. The amended and restated memorandum and articles of association provide that the Class C ordinary shares may be converted into Class A ordinary shares on a one-for-one basis at the election of the holder with 65 days written notice or upon the transfer of such Class C ordinary shares to a non-affiliate of the holder.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of this prospectus to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Proposed Offering price less the underwriting discounts and commissions.

The underwriter will be entitled to an underwriting discount of $0.20 per unit, or $6,000,000 in the aggregate (or $6,900,000 in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Offering, a discount of $0.35 per unit, or $10,500,000 in the aggregate (or $12,075,000 in the aggregate if the underwriters’ over-allotment option is exercised in full) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.

NOTE 7.   SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2017, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 25,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Company initially issued 8,625,000 Class B ordinary shares on July 18, 2017. This number includes an aggregate of 1,125,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 8). In October 2017, the Company issued 3,750,000 Class B ordinary shares to certain investors, including Mr. Asali and the Company’s other executive officers, for $0.01 per share in connection with the forward purchase agreements prior to the offering. The Class B ordinary shares and will automatically convert into Class A ordinary shares (or the Class C ordinary shares, at the election of the holder) on the first business day following the consummation of the Initial Business Combination. The ratio at which Class B ordinary shares will convert into Class A ordinary shares and Class C ordinary shares will be such that the number of Class A ordinary shares and Class C ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Public Shares (including any such shares issued following the exercise of the over-allotment option), plus (ii) the sum of (a) the total number of Class A ordinary shares and Class C ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the Initial Business Combination.

As of December 31, 2017, there were 11,250,000 Class B ordinary shares issued and outstanding. This number excludes an aggregate of 1,125,000 ordinary shares, which were forfeited in March 2018 as the over-allotment option was not exercised by the underwriters.

Class C Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Following the consummation of the Company’s initial Business Combination, each issued Class C Share shall be converted into one Class A Share, subject to any necessary adjustments for any share splits, capitalizations, consolidations or similar transactions occurring in respect of the Class A Shares or the Class C Shares, (i) upon receipt by the Company of 65 days’ notice in writing from the registered holder of such Class C ordinary share to convert such Class C ordinary share, or (ii) automatically upon the transfer by the registered holder of such Class C ordinary share, whether or not for value, to a third party, except for transfers to a nominee or “affiliate” (as such term is defined in the Securities Exchange Act of 1934, as amended) of such holder in a transfer that will not result in a change in beneficial ownership or to a person that already holds Class A ordinary shares. At December 31, 2017, there were no Class C ordinary shares issued or outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law. The holders of Class C ordinary shares will not have the right to vote in general meetings of the Company.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2017, there are no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Proposed Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Offering, except that the Private Placement Warrants and the Class A ordinary shares and Class C ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial Anchor Investors who purchased such warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than such Anchor Investors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported closing price of the public shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A ordinary shares or Class C ordinary shares, as applicable, issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares or Class C ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8.   Subsequent events

On January 22, 2018, the Company consummated the initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Company’s Class A ordinary shares, $0.0001 par value per share, included in the Units being offered, the “Public Shares”) generating gross proceeds of $300,000,000 which is described in Note 3. The Company’s founder, Omar M. Asali, the other Anchor Investors and certain other entities purchased an aggregate of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant, or approximately $8,000,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering (the “Private Placement”).

In March 2018, the over-allotment option was not exercised by the underwriters resulting in the forfeiture of an aggregate of 1,125,000 ordinary shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Omar M. Asali	47	Chairman and Chief Executive Officer
Thomas F. Corley	54	Director
Keith R. McLoughlin	61	Director
Michael A. Jones	55	Director
Robert C. King	58	Director
Bharani Bobba	47	Chief Financial Officer
William Drew	35	Secretary

Omar Asali, age 47, has been Chairman of our board of directors and Chief Executive Officer since July 2017. Mr. Asali has been the Chief Executive Officer and Chairman of the board of directors of our sponsor since July 2017. Mr. Asali served as President and Chief Executive Officer of HRG from March 2015 until April 2017, as its President since October 2011 and as a director from May 2011 to April 2017. Mr. Asali was responsible for overseeing the day-to-day activities of HRG, including M&A activity and overall business strategy for HRG and HRG’s underlying subsidiaries. Mr. Asali was directly involved in all of HRG’s acquisitions across all sectors, and he was actively involved in HRG’s management and investment activities. Mr. Asali was also the Vice Chairman of the board of directors of Spectrum Brands and a member of the board of directors of FGL, Front Street Re Cayman Ltd. and NZCH Corporation (formerly, Zap.Com Corporation), each a subsidiary of HRG. Prior to becoming President of HRG, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies LLC (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an M.B.A. from Columbia Business School and a B.S. in Accounting from Virginia Tech.

Mr. Asali’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at HRG and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Thomas F. Corley, age 54, has been a member of our board of directors since July 2017. Mr. Corley is currently the Global Chief Retail Officer and President of U.S. Retail Markets for Catalina, with responsibility for all of Catalina’s engagements with retailers globally. Mr. Corley previously served as Chief Operating Officer of Acosta, Inc. from January 2016 until December 1, 2016. While at Acosta, Mr. Corley oversaw the Sales and Foodservice divisions and worked to deepen consumer packaged goods clients and customer relationships, identify retail operating strategies and develop a differentiated sales organization. Prior to serving at Acosta, Mr. Corley served as an Executive Vice President of U.S. Sales and Foodservice at Kraft Foods Group, Inc. from October 2012 until July 2015. Mr. Corley served as an Executive Vice President and President of U.S. Retail Sales and Foodservice for Kraft Foods Group, Inc. since October 2012 and February 2013 respectively. Mr. Corley served as President of U.S. Sales for Kraft Foods Group, Inc. from October 2012 to February 2013. He has more than 30 years of industry experience with Kraft Foods Group and General Foods, including more than 15 years in Kraft senior leadership and sales roles with responsibility for customer collaboration, new business development, field sales commercialization, acquisition integration and organizational development. Previously, he led the U.S. Field Sales Organization and Walmart/Kraft Sales Organizations for Kraft Foods North America with global oversight for headquarter engagement and retail execution. His additional roles at Kraft included Vice President of Walmart/Customer Development Organization, Area Vice President, East Customer Development Organizations and Area Vice President of South Area Field Sales Organization. Mr. Corley received a Bachelor’s Degree from the University of St. Thomas in Minnesota.

Mr. Corley’s qualifications to serve on our board of directors include: his 30 years of industry experience with Kraft Foods Group and General Foods; his more than 15 years in Kraft senior leadership with responsibility for acquisition integration and organizational development; and his overall experience with consumer packaged goods clients, customer relationships and identifying retail operating strategies.

Keith R. McLoughlin, age 61, has been a member of our board of directors since July 2017. Mr. McLoughlin was President and Chief Executive Officer of Electrolux AB, a global manufacturer of major household appliances, from January 2011 until February 2016. Mr. Mcloughlin joined Electrolux in 2003, where he was the President of the Electrolux Home Products North America, Head of Major Appliances in North America and Latin America, Executive Vice President and Head of Global Operations prior to being appointed President and Chief Executive Officer of Electrolux. Before joining Electrolux, Mr. McLoughlin spent 22 years in senior leadership roles at E.I. DuPont de Nemours and Company, leading several consumer brand businesses including DuPont Corian, DuPont Stainmaster Carpet, and DuPont Tyvek. Mr. McLoughlin has served on the board of directors of Briggs & Stratton Corporation since 2007, Campbell Soup Company since 2016 and Braunability Corporation since 2015. Mr. McLoughlin holds a B.S. degree in Engineering from the United States Military Academy at West Point and has completed a training program in corporate governance essentials for directors from the Wharton School of the University of Pennsylvania.

Mr. McLoughlin’s qualifications to serve on our board of directors include: his deep experience in the consumer durable goods industry; his significant executive leadership experience and expertise in international business and operations; his additional experience in retail sales, marketing, strategy development, and organizational and human resource matters.

Michael A. Jones, age 55, has been a member of our board of directors since July 2017. Mr. Jones served as Chief Customer Officer of Lowe’s Companies, Inc. from May 2014 through October 2016. In this role, Mr. Jones was responsible for store environment, merchandising, customer experience, marketing, strategy and research for Lowe’s U.S. stores operations. Prior to this role, Mr. Jones served as the Chief Merchandising Officer of Lowe’s Companies Inc. since January 2013. In this capacity, Mr. Jones was responsible for both domestic and global sourcing for the merchandising offering for Lowe’s U.S. stores, and U.S. pricing operations. Mr. Jones served as Head of Business Unit Americas and Executive Vice President at Husqvarna AB from June 2011 to January 2013. In this role, Jones led sales, service and manufacturing operations for Husqvarna’s North and Latin American businesses. Prior to this role, Mr. Jones served as Head of Sales and Service for North and Latin America at Husqvarna AB since October 2009. Mr. Jones served as the General Manager of Cooking Products within the appliances division of General Electric (“GE”) from June 2007 to October 2009. He began his career at GE in appliance builder sales, and held roles with increasing responsibility during his time at GE, including Chief Commercial Officer in Europe, Middle East and Africa and for GE Consumer and Industrial. He is currently on the Board of Johnson C. Smith University. Mr. Jones received a Bachelor’s Degree in business administration from California Coast University in Santa Ana, California.

Mr. Jones’s qualifications to serve on our board of directors include: his strong business and financial acumen, including the ability to read operational financials and balance sheets; his sell-side and buy-side analyst experience including presentations to analyst and investors and business positioning; his substantial experience in strategy development and extensive leadership positions in various companies.

Robert C. King, age 58, has been a member of our board of directors since July 2017. Mr. King served as the Chief Executive Officer of CytoSport, Inc. from June 2013 to August 2014. Prior to joining Cytosport, Mr. King served as an Advisor to TSG Consumer Partners from March 2011 to July 2013. Mr. King spent 21 years in the North America Pepsi system from 1989 to 2010 serving in various management positions. Notably, Mr. King served as an Executive Vice President and President of North America at Pepsi Bottling Group Inc. (“Pepsi Bottling Group”) from November 2008 to 2010, with responsibility for all Pepsi Bottling Group business in the United States, Canada and Mexico. He served as the President of Pepsi Bottling Group’s North American business at Bottling Group from December 2006 to November 2008. Mr. King served as the President of North American Field Operations at Pepsi Bottling Group Inc. from October 2005 to December 2006. Before joining the North America Pepsi system, Mr. King worked in various sales and marketing positions with E&J Gallo Winery from 1984 to 1989 and with Procter & Gamble from 1980 to 1984. Previously, Mr. King has served as a director and advisor to CytoSport, Island Oasis Frozen Cocktail Co., Inc. and Neurobrands, LLC, a producer of premium functional beverages. Mr. King has been an Executive Advisory Partner at Wind Point Partners and Chairman of Gehl Foods, a portfolio company of Wind Point Partners since May 2015. Mr. King has also served on the board of directors of  (i) Exal Corporation, an Ontario Teachers Pension Plan portfolio company, since February 2017, (ii) Freshpet Inc. since November 2014, and (iii) Arctic Glacier, a Carlyle LLC portfolio company, since August 2017. Mr. King received a Bachelor of Arts in English from Fairfield University.

Mr. King’s qualifications to serve on our board of directors include: his corporate leadership and public company experience; and his more than 37 years of substantial expertise in managing businesses and operations in the consumer packaged goods industry, including his 21 years in the North America Pepsi system.

Bharani Bobba, age 47, has been our Chief Financial Officer since September 2017. Mr. Bobba has 23 years of experience across operational consulting, private equity, and investment banking, primarily in the consumer and retail sectors. Mr. Bobba joined our sponsor in July 2017 where he is a Managing Director. Mr. Bobba works closely with other members of our sponsor team to identify investment opportunities. Before joining our sponsor, Mr. Bobba was at Genpact Limited, which is a consulting and outsourcing firm, for five years. Mr. Bobba had several roles including Senior Vice President with responsibility for strategy, M&A and other growth initiatives for the Consumer, Retail and Healthcare Business Unit. He was also the business leader and client partner in the Consumer Retail vertical, where he worked closely with the 3G Capital, Inc. team at Kraft Heinz. He also developed and grew large relationships at McDonald’s and Walgreens Boots Alliance in addition to his responsibilities of leading the business. Prior to joining Genpact in 2012, Mr. Bobba founded Baseline Partners, an investment firm focused on making private equity and public investments in illiquid small cap Indian companies which were poised for exceptional growth and returns on capital primarily in consumer and retail sectors. In addition to growth capital, he provided extensive operational support to portfolio companies, including taking on interim management positions. Prior to Baseline, Mr. Bobba worked at Merrill Lynch, Pierce, Fenner & Smith Incorporated in investment banking for 10 years where he advised on mergers & acquisitions and capital raising for many of the top Global Consumer Packaged Goods and retail companies. Mr. Bobba received an M.B.A. from Duke University and a B.A. in Economics from Georgetown University.

William Drew, age 35, has been our Secretary since September 2017. Mr. Drew has been a managing director of our sponsor since July 2017. Mr. Drew most recently served as Vice President, Investments of HRG Group where he worked on numerous M&A and capital markets transactions and has experience in a number of sectors including housing and building products, energy, financial institutions, consumer products and services, and media. Prior to joining HRG Group, Mr. Drew was an investment analyst at Harbinger Capital Partners from 2006 through 2012, where he was responsible for long and short portfolio investments across a variety of industries and multiple products and asset classes including equity, debt, and structured products (primarily non-agency RMBS and CDO’s). Mr. Drew began his career as an Investment Banking Analyst in the Media and Telecommunications Group of Deutsche Bank Securities Inc. from 2004 through 2006. Mr. Drew graduated from Georgetown University in 2004 with a BSBA in Finance and a minor in Government.

Number and Terms of Office of Officers and Directors

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

In addition, the forward purchase agreements provide two of our anchor investors with the right to designate (prior to the consummation of a Business Combination) and the right to request the designation of  (following the consummation of a Business Combination) a total of two observers to our board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. In addition, we established the operating and advisory committee, which is an advisory committee of the Board of Directors formed for the purpose of assisting management with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Thomas F. Corley, Keith R. McLoughlin, Michael A. Jones and Robert C. King currently serve as members of our audit committee. Thomas F. Corley, Keith R. McLoughlin, Michael A. Jones and Robert C. King are independent under NYSE listing standards and applicable SEC requirements.

Robert C. King currently serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Thomas F. Corley, Keith R. McLoughlin, Michael A. Jones and Robert C. King each qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which detail the principal responsibilities of the audit committee, including:

●	meeting with our independent auditor regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The charter also provides that the audit committee has the authority to engage independent counsel and other advisers as it determines necessary to carry out its duties. The written charter is available on our website.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. Thomas F. Corley, Keith R. McLoughlin, Michael A. Jones and Robert C. King currently serve as members of our compensation committee, with Michael A. Jones serving as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC. The written charter is available on our website.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of our board of directors. Thomas F. Corley, Keith R. McLoughlin, Michael A. Jones and Robert C. King currently serve as members of our nominating and corporate governance committee, each of whom is an independent director under the NYSE’s listing standards. Keith R. McLoughlin currently serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE, and is available on our website.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the first annual meeting of the shareholders. Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees that complies with the rules and requirements of the NYSE. The Code of Ethics is available on our website. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Omar M. Asali	One Madison Group LLC	Private Investments	Sole Managing Member
	Vivoli Holdings LLC	Private Investments	Sole Managing Member

Keith R. McLoughlin	Braunability Corporation	Mobility Equipment Supplier	Director
	Briggs & Stratton Corporation	Manufacturing	Director
	Campbell Soup Company	Food & Beverage	Director

Michael A. Jones	Johnson C. Smith University	Education	Trustee

Robert C. King	Arctic Glacier	Beverage	Director
	Exal Corporation	Manufacturing	Director
	Freshpet Inc.	Pet food	Director
	Gehl Foods, LLC	Food & Beverage	Chairman
	Wind Point Partners	Private Equity	Executive Advisory Partner
	USA Rugby	Non-profit	Director

Thomas F. Corley	Catalina	Digital Media	Chief Retail Officer

Bharani Bobba	One Madison Group LLC	Private Investments	Managing Director

William Drew	One Madison Group LLC	Private Investments	Managing Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Certain of our executive officers are engaged in several other business endeavors for which such officers may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Our initial shareholders (other than our sponsor, its controlled affiliates and any sponsor-affiliate) have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares or Class C shares issued upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our ordinary shareholders having the right to exchange their ordinary shares for cash, securities or other property; and our sponsor, its controlled affiliates and any sponsor-affiliate have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares or Class C shares issued upon conversion thereof until the earlier to occur of: (i) the third anniversary of the consummation of our initial business combination or (ii) the waiver of the foregoing restriction by anchor investors representing over 50% of the forward purchase shares. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares held by our initial shareholders (other than the earnout shares) will be released from the lockup. In addition, our sponsor and the BSOF Entities have agreed not to transfer, assign or sell any of their earnout shares until the earlier of (i) the date on which one or more of the earnout conditions has been satisfied and (ii) the date on which our sponsor and the BSOF Entities forfeit the earnout shares. The Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. In addition, we, our sponsor and our officers and directors have agreed to certain transfer restrictions for 180 days after the date of this prospectus, subject to certain exceptions. Because each of our executive officers and directors will own ordinary shares and/or warrants, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also reimburse our sponsor or an affiliate of our sponsor for office space, secretarial and administrative services provided to us in an amount not to exceed $10,000 per month.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

Accordingly, if any of the above executive officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination.

We are not prohibited from pursuing a business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that such a business combination is fair to our Company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any shares purchased during or after the offering, in favor of our initial business combination, other than the BSOF Entities.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on January 17, 2018 through the earlier of the consummation of a business combination or our liquidation, we pay monthly recurring expenses of $10,000 to our sponsor for office space, secretarial and administrative expenses. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after a business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 28, 2018 with respect to our Class A ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants or public warrants as these warrants are not exercisable within 60 days of March 28, 2018. The percentages in the following table are based on 41,250,000 Class A ordinary shares and Class B ordinary shares issued and outstanding as of March 28, 2018.

Name and Address of Beneficial Owner(1)	Nmber of Shares Beneficially Owned(2)	Percentage of Outstanding Ordinary Shares
Greater than 5% Shareholders
One Madison Group LLC (our sponsor)	6,635,000	16.1%
JS Capital, LLC(3)	2,581,250	6.3%
BSOF Entities(4)	4,525,000	11.0%
Directors and Named Executive Officers
Omar M. Asali(5)	7,223,875	17.5%
Thomas F. Corley	60,000	*
Keith R. McLoughlin	60,000	*
Michael A. Jones	60,000	*
Robert C. King	60,000	*
Bharani Bobba	104,250	*
William Drew	10,000	*
All executive officers and directors as a group (seven individuals)	7,578,125	18.4%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 3 East 28th St, 8th Floor, New York, New York 10016.

(2)	Interests shown include founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares (or Class C ordinary shares, at the holder’s election) at the time of our initial business combination. Excludes Class A ordinary shares and Class C ordinary shares issuable pursuant to the forward purchase agreements or pursuant to the exercise of any warrants (including Private Placement Warrants), as such ordinary shares will only be issued concurrently with the closing of our initial business combination and such warrants will only become exercisable upon the later of 30 days after the completion of our initial business combination and 12 months from the closing of our initial public offering.

(3)	The shares are held by JS Capital, LLC. JS Capital Management LLC is the sole managing member of JS Capital LLC. Jonathan Soros is the sole managing member of JS Capital Management LLC and has sole voting and investment power with respect to the shares held by JS Capital, LLC.

(4)	According to a Schedule 13G filed with the SEC on January 31, 2018, Blackstone Strategic Opportunity Associates L.L.C. (“BSOA”) is the general partner of each of the BSOF Entities. Blackstone Holdings II L.P. (“Holdings II”) is the sole member of BSOA. Blackstone Alternative Solutions L.L.C. (“BAS”) is the investment manager of each of the BSOF Entities. Blackstone Holdings I L.P. (“Holdings I”) is the sole member of BAS. Blackstone Holdings I/II GP Inc. (“Holdings GP”) is the general partner of each of Holdings I and Holdings II. The Blackstone Group L.P. (“Blackstone”) is the controlling shareholder of Holdings GP. Blackstone Group Management L.L.C. (“Blackstone Management”) is the general partner of Blackstone. Blackstone Management is wholly owned by its senior managing directors and controlled by its founder, Stephen A. Schwarzman.

(5)	Consists of (i) 588,875 founder shares held by our founder Mr. Asali, as an anchor investor, and (ii) 6,635,000 founder shares held by One Madison Group LLC, our sponsor (after adjusting for the transfer of 240,000 Class B ordinary shares to our independent directors and the transfer of 100,000 Class B ordinary shares to Bharani Bobba, our chief financial officer). Mr. Asali is the managing member of our sponsor and has sole voting and dispositive power over the founder shares held by our sponsor.

Our sponsor, the anchor investors and Mr. Asali are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13.	Certain Relationships and Related Transactions

The anchor investors and the BSOF Entities have purchased an aggregate of 8,000,000 Private Placement Warrants, of which our founder has purchased 2,006,041, each exercisable to purchase one Class A ordinary share or Class C ordinary share at $11.50 per share, at a price of  $1.00 per warrant, in the Initial Private Placement. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share or Class C ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares and Class C ordinary shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We entered into forward purchase agreements in connection with our initial public offering pursuant to which the anchor investors agreed to purchase an aggregate of 15,000,000 Class A ordinary shares and Class C ordinary shares, plus 5,000,000 redeemable warrants, for a purchase price of  $10.00 per Class A ordinary share or Class C ordinary shares, as applicable, or $150,000,000 in the aggregate, in a private placement to close concurrently with the closing of our initial business combination. Our founder has agreed to purchase 2,355,500 forward purchase shares and 785,167 forward purchase warrants, for an aggregate purchase price of $23,555,000. JS Capital LLC has agreed to purchase 10,325,000 forward purchase shares and 3,441,667 forward purchase warrants, for an aggregate purchase price of $103,250,000. In addition, (i) Bharani Bobba, our chief financial officer, has agreed to purchase 17,000 forward purchase shares and 5,667 forward purchase warrants, for an aggregate purchase price of  $170,000, (ii) William Drew, our secretary, has agreed to purchase 40,000 forward purchase shares and 13,333 forward purchase warrants, for an aggregate purchase price of  $400,000 and (iii) Ernest Behr, an immediate family member of William Drew, has agreed to purchase 25,000 forward purchase shares and 8,333 forward purchase warrants, for an aggregate purchase price of  $250,000. In connection with these forward purchase agreements, we issued to the anchor investors an aggregate of 3,750,000 founder shares, 588,875 of which were issued to our founder, for $0.01 per share prior to the consummation of our initial public offering. The founder shares issued to the anchor investors are subject to similar contractual conditions and restrictions as the founder shares issued to our sponsor. The anchor investors have redemption rights with respect to any public shares they own. The forward purchase warrants will have the same terms as our public warrants. The forward purchase agreements provide that prior to signing a definitive agreement with respect to a potential initial business combination, and prior to making any material amendment to such definitive agreement following signing, anchor investors representing over 50% of the forward purchase shares must approve such potential initial business combination or amendment, as applicable.

The forward purchase agreements and the strategic partnership agreement also provide that the anchor investors and the BSOF Entities are entitled to (i) a right of first refusal with respect to any proposed issuance of additional equity or equity-linked securities (including working capital loans from our founder that are convertible into private placement warrants) by us, including for capital raising purposes, or if we offer or seek commitments for any equity or equity-linked securities to backstop any such capital raise, in connection with the closing of our initial business combination (other than the units we are offering by this prospectus and their component public shares and warrants, the founder shares (and Class A ordinary shares and/or Class C ordinary shares for which such founder shares are convertible), the forward purchase shares, forward purchase warrants and the private placement warrants, and any securities issued by us as consideration to any seller in our initial business combination and warrants issued upon the conversion of working capital loans to us made by our founder that are convertible into Private Placement Warrants) and (ii) registration rights with respect to their (A) forward purchase securities and Class A ordinary shares and Class C ordinary shares underlying the anchor investors’ forward purchase warrants and the anchor investors’ and BSOF Entities’ founder shares, and (B) any other Class A ordinary shares or warrants acquired by the anchor investors, including any time after we complete our initial business combination.

In addition, the forward purchase agreements for two of our anchor investors provide each such anchor investor with (i) the right to designate (prior to the consummation of a Business Combination) and the right to request the designation of  (following the consummation of a Business Combination) one observer to our board of directors and (ii) the right to acquire a number of founder shares equal to its pro rata share, based on its allocation of forward purchase shares, of five percent of the founder shares of any special purpose acquisition company sponsored by our founder for 10 years following the date of the closing of our initial business combination, which we refer to as the new acquisition company. Further, such forward purchase agreements for the same two anchor investors provide such investors with the right to purchase up to an aggregate of $63,000,000 in equity securities of the new acquisition company substantially similar to the forward purchase securities on the same or more favorable terms as new investors in such equity securities. The strategic partnership agreement provides that, so long as the Company remains a “blank check company” as such term is defined in Rule 419 under the Securities Act and prior to our initial business combination, the BSOF Entities have the right to designate one observer to our board of directors.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by January 22, 2020.

We currently maintain our executive offices at 3 East 28th St, 8th Floor, New York, New York 10016. The cost for our use of this space is included in the $10,000 per month fee we will pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services, commencing on January 17, 2018. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

In connection with the consummation of our initial public offering, our sponsor transferred 240,000 founder shares to four of our independent directors (each receiving 60,000 shares). If any such director voluntarily resigns from or departs the board of directors, such director automatically forfeits all of the founder shares then owned by the director back to our sponsor.

Prior to the closing of our initial public offering, our sponsor loaned us funds to be used for a portion of the expenses of our initial public offering. These loans are non-interest bearing, unsecured and due at the earlier of March 31, 2018 or the closing of our initial public offering. The loan was repaid upon the closing of our initial public offering out of the estimated $1,000,000 of offering proceeds that was allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our founder or his affiliate may, but is not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our founder or an affiliate of our founder as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Item 14.	Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the related financial information and review of financial statements and information included in the registration statement on Form S-1 for our initial public offering totaled approximately $86,000.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from July 13, 2017 (date of inception) to December 31, 2017, we did not pay Withum for consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for other services for the period from July 13, 2017 (date of inception) to December 31, 2017.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for other services for the period from July 13, 2017 (date of inception) to December 31, 2017.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K, including those incorporated herein by reference.

Exhibit No.	Document
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)
4.1	Form of Specimen Unit Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)
4.2	Form of Specimen Ordinary Share Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)
4.3	Form of Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)
4.4	Warrant Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)
10.1	Letter Agreement, dated January 17, 2018, among the Company, One Madison Group LLC and the Company’s officers and directors (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)
10.2	Investment Management Trust Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)
10.3	Registration Rights Agreement, dated January 17, 2018, between the Company, One Madison Group LLC and certain investors (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)
10.4	Administrative Services Agreement, dated January 17, 2018, between the Company and One Madison Group LLC (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)
10.5	Strategic Partnership Agreement, dated as of December 15, 2017, among the Company, One Madison Group LLC, BSOF Master Fund L.P. and BSOF Master Fund II L.P., including Amendment No. 1 thereto dated January 5, 2018 (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)
10.6	Forward Purchase Agreement among the Company, One Madison Group LLC and JS Capital, LLC (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017)
10.7	Forward Purchase Agreement among the Company, One Madison Group LLC and Soros Capital LLC (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017)
10.8	Forward Purchase Agreement among the Company, One Madison Group LLC and Omar M. Asali (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017)
10.9	Form of Amendment No. 1 to each Forward Purchase Agreement (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)
10.10	Form of Amendment No. 1 to Forward Purchase Agreements with JS Capital LLC and Soros Capital LLC (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)
10.11	Securities Subscription Agreement, dated July 18, 2017, between One Madison Group LLC and the Company (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017)
10.12	Amendment No. 1 dated December 1, 2017 to the Securities Subscription Agreement, dated July 18, 2017, between One Madison Group LLC and the Company (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Valeant Pharmaceuticals International, Inc. pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE MADISON CORPORATION

Date: March 29, 2018	By:	/s/ Omar M. Asali
Name: Omar M. Asali
Title: Chairman and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Omar M. Asali and Bharani Bobba and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Omar M. Asali	Chairman and Chief Executive Officer	March 29, 2018
Omar M. Asali	(principal executive officer)

/s/ Bharani Bobba	Chief Financial Officer	March 29, 2018
Bharani Bobba	(principal financial and accounting officer)

/s/ Thomas F. Corley	Director	March 29, 2018
Thomas F. Corley

/s/ Keith R. McLoughlin	Director	March 29, 2018
Keith R. McLoughlin

/s/ Michael A. Jones	Director	March 29, 2018
Michael A. Jones

/s/ Robert C. King	Director	March 29, 2018
Robert C. King