Form 10-Q
period 2018-03-31
One Madison Corp
filed 2018-05-10
CIK 1712463

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 9, 2018, the registrant had 30,000,000 of its Class A ordinary shares, $0.0001 par value per share, and 11,250,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

ONE MADISON CORPORATION

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Index to Financial Statements

Page
Condensed Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	2
Condensed Statement of Operations for the three months ended March 31, 2018 (unaudited)	3
Condensed Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2018 (unaudited)	4
Condensed Statement of Cash Flows for the three months ended March 31, 2018 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6-15

ONE MADISON CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS:
Current assets:
Cash	$898,930	$1,896
Prepaid expenses	184,468	-
Total current assets	1,083,398	1,896

Deferred offering costs	-	868,919
Cash and marketable securities held in Trust Account	300,735,373	-
Total Assets	$301,818,771	$870,815

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$103,318	$723,986
Note payable - sponsor	-	92,844
Total current liabilities	103,318	816,830

Deferred legal fees payable	800,000	-
Deferred underwriting compensation	10,500,000	-

Total liabilities	11,403,318	816,830

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 28,541,545 shares (at approximately $10.00 per share)	285,415,450	-

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,458,455 shares issued and outstanding (excluding 28,541,545 shares subject to possible redemption)	146	-
Class B ordinary shares, $0.0001 par value, 25,000,000 shares authorized, 11,250,000 shares issued and outstanding (1)	1,125	1,125
Class C ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	4,418,630	61,375
Retained earnings (accumulated deficit)	580,102	(8,515)
Total Shareholders' Equity	5,000,003	53,985
Total Liabilities and Shareholders' Equity	$301,818,771	$870,815

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to unaudited condensed financial statements.

ONE MADISON CORPORATION

CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2018 (unaudited)

REVENUE	$-

EXPENSES
Administration fee - related party	20,000
General and administrative expenses	126,756

TOTAL EXPENSES	146,756

OTHER INCOME
Interest income	735,373

TOTAL OTHER INCOME	735,373

Net income	$588,617

Two Class Method:

Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000

Net income per ordinary share, Class A – basic and diluted	$0.02

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	9,000,000

Net loss per ordinary share, Class B – basic and diluted	$(0.02)

(1)	This number excludes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to unaudited condensed financial statements.

ONE MADISON CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances – January 1, 2018	-	$-	11,250,000	$1,125	$61,375	$(8,515)	$53,985

Sale of Class A Ordinary Shares	30,000,000	3,000	-	-	299,997,000	-	300,000,000

Underwriters’ discount and offering expenses	-	-	-	-	(18,227,149)	-	(18,227,149)

Sale of private placement warrants	-	-	-	-	8,000,000	-	8,000,000

Ordinary shares subject to redemption	(28,541,545)	(2,854)	-	-	(285,412,596)	-	(285,415,450)

Net income	-	-	-	-	-	588,617	588,617

Balances – March 31, 2018	1,458,455	$146	11,250,000	$1,125	$4,418,630	$580,102	$5,000,003

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

 See accompanying notes to unaudited condensed financial statements.

ONE MADISON CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2018

(unaudited)

Cash Flows From Operating Activities:
Net income	$588,617
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(735,373)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	(184,468)
Increase (decrease) in:
Accounts payable and accrued expenses	248,251
Net Cash Used in Operating Activities	(82,973)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(300,000,000)
Net Cash Used In Investing Activities	(300,000,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A ordinary shares	300,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Payment of underwriter discounts and commissions	(6,000,000)
Payment of offering costs	(927,149)
Proceeds from Sponsor note	56,000
Payment of Sponsor note	(148,844)
Net Cash Provided By Financing Activities	300,980,007

Net change in cash	897,034

Cash - Beginning of period	1,896

Cash - Ending of period	$898,930

Supplemental Schedule of Non-Cash Financing Activities:

Deferred legal fees	$800,000
Deferred underwriters' discounts and compensation	$10,500,000
Class A ordinary shares subject to possible redemption	$285,415,450

See accompanying notes to unaudited condensed financial statements.

One Madison Corporation

Notes to Condensed Financial Statements

NOTE 1.   DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

One Madison Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on July 13, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Initial Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating its Initial Business Combination, the Company intends to focus on North American or Western European Consumer Products related businesses with a particular sub-focus on companies in one of the following categories: (i) consumer products or services, (ii) food and beverage and (iii) adjacent manufacturing or industrial services businesses linked to a consumer end-user. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2018, the Company had not yet commenced operations. All activity for the three months ended March 31, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

On January 22, 2018, the Company consummated the initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Company’s Class A ordinary shares, $0.0001 par value per share, included in the Units being offered, the “Public Shares”) generating gross proceeds of $300,000,000 which is described in Note 3. The Company’s founder, Omar M. Asali, the other Anchor Investors (as defined below) and certain entities affiliated with The Blackstone Group L.P. (the “BSOF Entities”) purchased an aggregate of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant, or approximately $8,000,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering (the “Private Placement”). The Private Placement Warrants are included in additional paid-in capital on the balance sheet.

Trust Account

The proceeds held in the U.S. based trust account at JP. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated Memorandum and Articles of Association provide that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated Memorandum and Articles of Association to modify the substance or timing of its obligation to redeem 100% of such Class A ordinary shares if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering, (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares of the Company, voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated Memorandum and Articles of Association, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Company’s sponsor, the BSOF Entities and the Anchor Investors, together with any permitted transferees (collectively, the “initial shareholders”), have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if initial shareholders acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 29, 2018 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on January 22, 2018.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to cash equivalents. The Company did not have any cash equivalents as of March 31, 2018.

Cash and marketable securities held in Trust Account

At March 31, 2018, assets held in the Trust Account were comprised of $54,433 in cash and $300,680,940 in U.S. Treasury Bills.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Deferred offering costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Deferred offering costs of approximately $1,727,000 consist principally of costs incurred in connection with the Public Offering. These costs, together with the underwriters’ discounts and commissions in the Public Offering, were charged to additional paid-in capital upon completion of the Public Offering.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 30,000,000 Class A ordinary shares sold as parts of the Units in the Public Offering contain a redemption feature which allows for the redemption of such shares under the Company’s amended and restated Memorandum and Articles of Association. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated Memorandum and Articles of Association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital.

Accordingly, at March 31, 2018, 28,541,545 of 30,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

Private Placement Warrants

Each whole Private Placement Warrant is exercisable for one whole share of the Company's Class A ordinary share or one whole Class C ordinary share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants has been added to the proceeds from the Public Offering to be held in the Trust Account such that at the closing of the Public Offering, $300.0 million was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial anchor investors or the BSOF Entities who purchased such warrants or their respective permitted transferees.

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

There were no unrecognized tax benefits as of March 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the initial public offering and Private Placement to purchase an aggregate of 28,541,545 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per ordinary share for the period.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary share is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through March 31, 2018. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.   PUBLIC OFFERING

In the Public Offering, the Company sold 30,000,000 units at a price of $10.00 per unit (the “Units”). The Anchor Investors and the BSOF Entities purchased an aggregate of 8,000,000 warrants at a price of $1.00 per warrant in a private placement that occurred simultaneously with the completion of the Public Offering.

Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one-half of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

NOTE 4.   PRIVATE PLACEMENT

The Anchor Investors and the BSOF Entities, including Mr. Asali, purchased an aggregate of 8,000,000 Private Placement Warrants at $1.00 per warrant ($8,000,000 in aggregate) in a private placement that closed simultaneously with the closing of the Public Offering. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share or Class C ordinary share at $11.50 per share. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

NOTE 5.   RELATED PARTY TRANSACTIONS

Founder Shares

On July 18, 2017, the Company issued 8,625,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor in exchange for a capital contribution of $25,000. This number included an aggregate of up to 1,125,000 shares that were subject to forfeiture as the over-allotment option was not exercised by the underwriters (Note 6). In October 2017, the Company issued 3,750,000 Founder Shares to certain investors, including Mr. Asali and the Company’s other executive officers, (collectively, the “Anchor Investors”), for $0.01 per share in connection with the forward purchase agreements prior to the offering. On January 22, 2018, the Sponsor transferred 525,000 founder shares to BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”). The Sponsor currently owns 6,975,000 Class B ordinary shares. The Founder Shares will automatically convert into Class A ordinary shares (or Class C ordinary shares, at the election of the holder) upon the consummation of an Initial Business Combination at a ratio such that the number of Class A ordinary shares and Class C ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of  (i) the total number of Public Shares, plus (ii) the sum of  (a) the total number of Class A ordinary shares and Class C ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination (including forward purchase shares, but not forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the Initial Business Combination.

The Sponsor, its controlled affiliates and any director, officer or employee of the Sponsor who is also serving in any such role or position at the Company, including Mr. Asali (each, a “sponsor-affiliate” provided that such term does not refer to any of the Company’s non-executive directors), have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares or Class C shares issued upon conversion thereof until the earlier to occur of: (a) the third anniversary after the completion of the Initial Business Combination or (b) the waiver of such restrictions on transfer by Anchor Investors representing over 50.0% of the Forward Purchase Shares (except to certain permitted transferees and subject to certain exceptions). The initial shareholders (other than the Sponsor, its controlled affiliates or any sponsor-affiliate) have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares or Class C ordinary shares issued upon conversion thereof until the earlier to occur of: (i) one year after the completion of the Initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s ordinary shareholders having the right to exchange their ordinary shares for cash, securities or other property (except to certain permitted transferees and subject to certain exceptions). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, the Founder Shares held by the initial shareholders (other than the Sponsor’s Founder Shares that are subject to the earnout condition in the Securities Subscription Agreement, between the Company and the Sponsor, as amended) will be released from the lock-up.

In November 2017, the Company amended the Securities Subscription Agreement dated July 18, 2017 to include an “earnout” clause which requires the forfeiture of certain Founder Shares by the Sponsor under certain circumstances as described in the agreement.

In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price.

In March 2018, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 1,125,000 Class B ordinary shares. This forfeiture is reflected in the accompanying statement of changes in shareholders’ equity as of March 31, 2018.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $200,000 to be used for the payment of costs related to the Public Offering. The loan is non-interest bearing, unsecured and was due on the earlier of March 31, 2018 or the closing of the Public Offering. The Company repaid the loan from the proceeds of the Public Offering not being placed in the Trust Account. As of March 31, 2018, the Company had repaid all outstanding borrowings under the promissory note.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company paid the Sponsor $20,000 for the three months ended March 31, 2018.

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

NOTE 6.   COMMITMENTS & CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to the registration rights agreement entered into concurrently with the closing of the Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Forward Purchase Agreement

In October 2017, the Company entered into forward purchase agreements pursuant to which certain investors agreed to purchase an aggregate of 15,000,000 Class A ordinary shares and Class C ordinary shares (collectively, the “Forward Purchase Shares”), plus an aggregate of 5,000,000 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of $10.00 per Class A ordinary share or Class C ordinary share, as applicable, in a private placement which occurred concurrently with the closing of the Initial Business Combination. In connection with these agreements, the Company issued to such investors an aggregate of 3,750,000 Founder Shares for $0.01 per share and received gross proceeds of $37,500. The Founder Shares issued to such investors are subject to similar contractual conditions and restrictions as the Founder Shares issued to the Sponsor. The Anchor Investors will have redemption rights with respect to any Public Shares they own. The forward purchase agreements also provide that the investors are entitled to a right of first refusal with respect to any proposed issuance of additional equity or equity-linked securities (including working capital loans that are convertible into Private Placement Warrants) by the Company for capital raising purposes, or if the Company offers or seeks commitments for any equity or equity-linked securities to backstop any such capital raise, in connection with the closing of the Initial Business Combination (other than the Units the Company offered in the Public Offering their component Public Shares and Public Warrants, the Founder Shares (and Class A ordinary shares and/or Class C ordinary shares for which such Founder Shares are convertible), the Forward Purchase Shares, the Forward Purchase Warrant and the Private Placement Warrants) and registration rights with respect to the (A) Forward Purchase Shares, Forward Purchase Warrants, and Class A ordinary shares and Class C ordinary shares underlying their Forward Purchase Warrants and their Founder Shares, and (B) any other Class A ordinary shares or warrants acquired by the Anchor Investors, including any time after we complete our Initial Business Combination. The Class C ordinary shares have identical terms as the Class A ordinary shares, except the Class C ordinary shares do not grant their holders any voting rights. The amended and restated Memorandum and Articles of Association provide that the Class C ordinary shares may be converted into Class A ordinary shares on a one-for-one basis at the election of the holder with 65 days written notice or upon the transfer of such Class C ordinary shares to a non-affiliate of the holder.

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $800,000 upon the consummation of a Business Combination for services in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fee.

NOTE 7.   SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2018, there were 30,000,000 shares of Class A, of which 28,541,545 shares were classified outside of permanent equity.

Class B Ordinary Shares — The Company is authorized to issue 25,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Company initially issued 8,625,000 Class B ordinary shares on July 18, 2017. This number included an aggregate of 1,125,000 ordinary shares that were forfeited since the over-allotment option in the Public Offering was not exercised by the underwriters. In connection with these forward purchase agreements discussed in Note 5, the Company issued to such investors an aggregate of 3,750,000 Founder Shares for $0.01 per share and received gross proceeds of $37,500.

As of March 31, 2018, there were 11,250,000 Class B ordinary shares issued and outstanding. This number excludes an aggregate of 1,125,000 ordinary shares, which were forfeited in March 2018 as the over-allotment option was not exercised by the underwriters.

Class C Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Following the consummation of the Company's Initial Business Combination, each issued Class C ordinary share shall be converted into one Class A ordinary share, subject to any necessary adjustments for any share splits, capitalizations, consolidations or similar transactions occurring in respect of the Class A ordinary shares or the Class C ordinary shares, (i) upon receipt by the Company of 65 days’ notice in writing from the registered holder of such Class C ordinary share to convert such Class C ordinary share, or (ii) automatically upon the transfer by the registered holder of such Class C ordinary share, whether or not for value, to a third party, except for transfers to a nominee or “affiliate” (as such term is defined in the Securities Exchange Act of 1934, as amended) of such holder in a transfer that will not result in a change in beneficial ownership or to a person that already holds Class A ordinary shares. At March 31, 2018, there are no Class C ordinary shares issued or outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law. The holders of Class C ordinary shares will not have the right to vote in general meetings of the Company.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2018, there are no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation of the Company.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the Class A ordinary shares and Class C ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial Anchor Investors who purchased such warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than such Anchor Investors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The exercise price and number of Class A ordinary shares or Class C ordinary shares, as applicable, issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares or Class C ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants upon exercise. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Investments held in Trust Account	$300,735,373	$300,735,373	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except where the context otherwise requires, all references in this Quarterly Report to the “Company”, “we”, “us”, “our” or similar words or phrases are to One Madison Corporation, a Cayman Islands exempted company, and references to the “Sponsor” refer to One Madison Group, LLC, a Delaware limited liability company, in which our founder, Omar M. Asali, together with certain affiliates, holds a controlling 80% ownership interest. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on July 13, 2017 as a Cayman Islands exempted company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Initial Business Combination”). We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the Private Placement of the private placement warrants. We may also use our shares, debt or a combination of cash, equity and debt to effectuate our initial business combination.

On January 22, 2018, we consummated our initial public offering (the “Initial Public Offering”) of 30,000,000 units (the “Units”). Each unit consists of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $300 million. Prior to the consummation of the initial public offering, the Sponsor purchased 8,625,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, and certain other investors (the “Anchor Investors”) purchased 3,750,000 Class B ordinary shares for an aggregate purchase price of $37,500, or approximately $0.01 per share (together, the “Founder Shares”). The founder shares were issued to the anchor investors in connection with their agreement to purchase an aggregate of 15,000,000 ordinary shares (13,025,000 Class A ordinary shares and 1,975,000 Class C ordinary shares) (“Forward Purchase Shares”), plus an aggregate of 5,000,000 redeemable warrants (“Forward Purchase Warrants”) for $10.00 per share, for an aggregate purchase price of $150 million, in a private placement to occur concurrently with the closing of the initial business combination (the “Forward Purchase Agreements”). We also entered into the strategic partnership agreement (the “Strategic Partnership Agreement”), pursuant to which the Sponsor transferred 525,000 founder shares to BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”). On March 8, 2018, following the expiration of the underwriters’ over-allotment option granted in the initial public offering, the Sponsor surrendered 1,125,000 Class B ordinary shares to the Company for no consideration, which the Company cancelled.

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

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Our entire activity from inception to March 31, 2018 relates to our formation, consummation of the initial public offering, the Strategic Partnership Agreement, the forward purchase agreements, and, since the closing of the initial public offering, the search for a Business Combination candidate. Going forward, we expect to incur increased costs and expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs and expenses associated with search for and diligence of, an initial business combination. We expect our expenses to increase substantially after this period.

For the quarter ended March 31, 2018, we had net income of $588,617, which consisted of interest income held in the Trust Account offset by operating costs and administrative fees.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only source of liquidity was an initial sale of the founder shares to our Sponsor, and the proceeds of loans from our Sponsor in the amount of $148,844. In connection with our initial public offering, we incurred offering costs of $18,227,149 (including underwriting discounts and commissions of $6,000,000 and deferred underwriting discounts and commissions of $10,500,000). Other incurred offering costs consisted principally of formation and preparation fees related to our initial public offering.

Upon the closing of our initial public offering, we generated $300,000,000 of gross proceeds.

On January 22, 2018, simultaneously with the sale of the units, we completed a private placement with our sponsor for 5,333,333 private placement warrants at a purchase price of $1.50 per warrant, generating gross proceeds of $8,000,000.

Approximately $300,000,000 of the net proceeds from our initial public offering and the private placement warrants has been deposited in the Trust Account established for the benefit of our public shareholders. The $300,000,000 of net proceeds held in the Trust Account includes $10,500,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the initial public offering upon completion of our initial business combination. Of the gross proceeds from the initial public offering that were not deposited in the Trust Account, $6,000,000 was used to pay underwriting discounts and commissions in the initial public offering and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) and the proceeds from the sale of the forward purchase securities to complete our initial business combination. We may withdraw interest to pay our income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of any such loans have not been determined, and no written agreement exists with respect thereto. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, officers, directors or their respective affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 29, 2018.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended March 31, 2018. For additional information refer to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 29, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this report, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.   Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this report should be read as being applicable to all forward-looking statements whenever they appear in this report.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed under the caption “Risk Factors” in our prospectus for our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 29, 2018 and incorporated by reference herein. Any of the factors described therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018).
4.1	Form of Specimen Unit Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018).
4.2	Form of Specimen Ordinary Share Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018).
4.3	Form of Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018).
4.4	Warrant Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018).
10.1	Letter Agreement, dated January 17, 2018, among the Company, One Madison Group LLC and the Company’s officers and directors (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018).
10.2	Investment Management Trust Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018).
10.3	Registration Rights Agreement, dated January 17, 2018, between the Company, One Madison Group LLC and certain investors (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018).
10.4	Administrative Services Agreement, dated January 17, 2018, between the Company and One Madison Group LLC (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018).
10.5	Strategic Partnership Agreement, dated as of December 15, 2017, among the Company, One Madison Group LLC, BSOF Master Fund L.P. and BSOF Master Fund II L.P., including Amendment No. 1 thereto dated January 5, 2018 (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018).

Exhibit Number	Description

10.6	Forward Purchase Agreement among the Company, One Madison Group LLC and JS Capital, LLC (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017).
10.7	Forward Purchase Agreement among the Company, One Madison Group LLC and Soros Capital LLC (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017).
10.8	Forward Purchase Agreement among the Company, One Madison Group LLC and Omar M. Asali (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017).
10.9	Form of Amendment No. 1 to each Forward Purchase Agreement (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018).
10.10	Form of Amendment No. 1 to Forward Purchase Agreements with JS Capital LLC and Soros Capital LLC (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018).
10.11	Securities Subscription Agreement, dated July 18, 2017, between One Madison Group LLC and the Company (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017).
10.12	Amendment No. 1 dated December 1, 2017 to the Securities Subscription Agreement, dated July 18, 2017, between One Madison Group LLC and the Company (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of One Madison Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of One Madison Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2018

ONE MADISON CORPORATION

By:	/s/ Bharani Bobba
Name: Bharani Bobba
Title: Chief Financial Officer

