Form 10-Q
period 2018-06-30
One Madison Corp
filed 2018-08-06
CIK 1712463

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 30,000,000 of its Class A ordinary shares, $0.0001 par value per share, and 11,250,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

ONE MADISON CORPORATION

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Index to Financial Statements

Page
Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	2
Condensed Statements of Operations for the three and six months ended June 30, 2018 (unaudited)	3
Condensed Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018 (unaudited)	4
Condensed Statement of Cash Flows for the six months ended June 30, 2018 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6-15

ONE MADISON CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS:
Current assets:
Cash	$646,184	$1,896
Prepaid expenses	155,582	-
Total current assets	801,766	1,896

Deferred offering costs	-	868,919
Cash and marketable securities held in Trust Account	302,000,600	-
Total Assets	$302,802,366	$870,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$96,265	$723,986
Note payable - Sponsor	-	92,844
Total current liabilities	96,265	816,830

Deferred legal fees payable	800,000	-
Deferred underwriting compensation	10,500,000	-

Total liabilities	11,396,265	816,830

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 28,640,610 shares (at $10.00 per share)	286,406,100	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,359,390 shares issued and outstanding (excluding 28,640,610 shares subject to possible redemption)	136	-
Class B ordinary shares, $0.0001 par value, 25,000,000 shares authorized, 11,250,000 shares issued and outstanding (1)	1,125	1,125
Class C ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	3,427,990	61,375
Retained earnings (Accumulated deficit)	1,570,750	(8,515)
Total Shareholders’ Equity	5,000,001	53,985
Total Liabilities and Shareholders’ Equity	$302,802,366	$870,815

(1)

This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to unaudited condensed financial statements.

ONE MADISON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018

REVENUE	$-	$-

EXPENSES
Administration fee - related party	30,000	50,000
General and administrative expenses	244,579	371,335

TOTAL EXPENSES	274,579	421,335

OTHER INCOME
Interest income	1,265,226	2,000,600

TOTAL OTHER INCOME	1,265,226	2,000,600

Net income	$990,647	$1,579,265

Two Class Method:

Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	30,000,000

Net income per ordinary share, Class A - basic and diluted	$0.04	$0.07

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	9,000,000	9,000,000

Basic and diluted net loss per ordinary share	$(0.03)	$(0.05)

(1)	This number excludes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to unaudited condensed financial statements.

ONE MADISON CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

(unaudited)

					Additional	Retained Earnings	Total
	Class A Ordinary Shares		Class B Ordinary Shares (1)		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances – January 1, 2018	-	$-	11,250,000	$1,125	$61,375	$(8,515)	$53,985

Sale of Class A Ordinary Shares	30,000,000	3,000	-	-	299,997,000	-	300,000,000

Underwriters’ discount and offering expenses	-	-	-	-	(18,227,149)	-	(18,227,149)

Sale of private placement warrants	-	-	-	-	8,000,000	-	8,000,000

Ordinary shares subject to redemption	(28,640,610)	(2,864)	-	-	(286,403,236)	-	(286,406,100)

Net income	-	-	-	-	-	1,579,265	1,579,265
Balances – June 30, 2018	1,359,390	$136	11,250,000	$1,125	$3,427,990	$1,570,750	$5,000,001

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

 See accompanying notes to unaudited condensed financial statements.

ONE MADISON CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2018

(unaudited)

Cash Flows from Operating Activities:
Net income	$1,579,265
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(2,000,600)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	(155,582)
Increase (decrease) in:
Accounts payable and accrued expenses	47,499
Net Cash Used in Operating Activities	(529,418)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(300,000,000)
Net Cash Used in Investing Activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	300,000,000
Proceeds from sale of Private Placement Warrants	8,000,000
Payment of underwriter discounts and commissions	(6,000,000)
Payment of offering costs	(733,450)
Payment of Sponsor note	(148,844)
Proceeds from Sponsor note	56,000
Net Cash Provided by Financing Activities	301,173,706

Net change in cash	644,288

Cash - Beginning of period	1,896

Cash - Ending of period	$646,184

Supplemental Schedule of Non-Cash Financing Activities:

Deferred legal fees	$800,000
Deferred underwriters’ discounts and compensation	$10,500,000
Class A ordinary shares subject to possible redemption	$286,406,100

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

All activities through June 30, 2018 relates to the Company’s formation and the Initial Public Offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

On January 22, 2018, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Company’s Class A ordinary shares, $0.0001 par value per share, included in the Units being offered, the “Public Shares”) generating gross proceeds of $300,000,000 which is described in Note 3. The Company’s founder, Omar M. Asali and certain other investors, including the Company’s executive officers, (collectively, the “Anchor Investors”), Vivoli Holdings LLC, an entity beneficially owned by Mr. Asali, and BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”) purchased an aggregate of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant, or approximately $8,000,000 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering (the “Private Placement”). The Private Placement Warrants are included in additional paid-in capital on the balance sheet.

Trust Account

The proceeds held in the U.S. based trust account at Morgan Stanley & Co. maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated Memorandum and Articles of Association provide that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s amended and restated Memorandum and Articles of Association to modify the substance or timing of its obligation to redeem 100% of such Class A ordinary shares if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions, deferred legal fees and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NYSE rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares of the Company, voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated Memorandum and Articles of Association, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor, the BSOF Entities and the Anchor Investors, together with any permitted transferees (collectively, the “initial shareholders”), have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Cash and Cash Equivalents Held in Trust Account

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. At June 30, 2018, assets held in the Trust Account were comprised of $5,873 in cash and $301,994,727 in U.S. Treasury Bills. The Company did not have any cash equivalents as of December 31, 2017.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Deferred offering costs of approximately $1,727,000 consist principally of costs incurred in connection with the Initial Public Offering. These costs, together with the underwriters’ discounts and commissions in the Initial Public Offering, were charged to additional paid-in capital upon completion of the Initial Public Offering.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 30,000,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares under the Company’s amended and restated Memorandum and Articles of Association. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated Memorandum and Articles of Association provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares shall be affected by charges against additional paid in capital.

Accordingly, at June 30, 2018, 28,640,610 of 30,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

Private Placement Warrants

Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A ordinary share or one whole Class C ordinary share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the closing of the Initial Public Offering, $300,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial Anchor Investors or the BSOF Entities who purchased such warrants or their respective permitted transferees.

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

There were no unrecognized tax benefits as of June 30, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 28,640,610 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per ordinary share for the period.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through June 30, 2018. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.   INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 30,000,000 units at a price of $10.00 per unit (the “Units”). The Anchor Investors, Vivoli Holdings LLC, and the BSOF Entities purchased an aggregate of 8,000,000 warrants at a price of $1.00 per warrant in a private placement that occurred simultaneously with the completion of the Initial Public Offering.

Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one-half of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Initial Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

NOTE 4.   PRIVATE PLACEMENT

The Anchor Investors, Vivoli Holdings LLC, and the BSOF Entities, purchased an aggregate of 8,000,000 Private Placement Warrants at $1.00 per warrant ($8,000,000 in aggregate) in a private placement that closed simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share or Class C ordinary share at $11.50 per share. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

NOTE 5.   RELATED PARTY TRANSACTIONS

Founder Shares

On July 18, 2017, the Company issued 8,625,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor in exchange for a capital contribution of $25,000. This number included an aggregate of up to 1,125,000 shares that were subject to forfeiture as the over-allotment option was not exercised by the underwriters (Note 6). In October 2017, the Company issued 3,750,000 Founder Shares to the Anchor Investors, for $0.01 per share in connection with the forward purchase agreements prior to the offering. In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price. Subsequently 60,000 of the 240,000 Founder Shares were forfeited back to the Sponsor due to the resignation of one of the Company’s directors in May 2018. On January 22, 2018, the Sponsor transferred 525,000 founder shares to the BSOF Entities. In March 2018, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 1,125,000 Class B ordinary shares. This forfeiture is reflected in the accompanying statement of changes in shareholders’ equity as of June 30, 2018. As of June 30, 2018, the Sponsor owned 6,795,000 Class B ordinary shares.

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

Promissory Note — Related Party

In July 2017, the Sponsor agreed to loan the Company up to $200,000 for the payment of costs related to the Initial Public Offering pursuant to a promissory note, under which the Company borrowed an aggregate of $148,844 for the payment of such cost. The loan was non-interest bearing, unsecured and was due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. As of June 30, 2018, the Company had repaid all outstanding borrowings under the promissory note from the proceeds of the Initial Public Offering not placed in the Trust Account.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company paid the Sponsor $30,000 and $50,000, respectively, for the three and six months ended June 30, 2018.

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

NOTE 6.   COMMITMENTS & CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to the registration rights agreement entered into concurrently with the closing of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Forward Purchase Agreement

In October 2017, the Company entered into forward purchase agreements pursuant to which certain investors agreed to purchase an aggregate of 15,000,000 Class A ordinary shares and Class C ordinary shares (collectively, the “Forward Purchase Shares”), plus an aggregate of 5,000,000 redeemable warrants (the “Forward Purchase Warrants”), for an aggregate purchase price of $10.00 per Class A ordinary share or Class C ordinary share, as applicable, in a private placement which occurred concurrently with the closing of the Initial Business Combination. In connection with these agreements, the Company issued to such investors an aggregate of 3,750,000 Founder Shares for $0.01 per share and received gross proceeds of $37,500. The Founder Shares issued to such investors are subject to similar contractual conditions and restrictions as the Founder Shares issued to the Sponsor. The Anchor Investors will have redemption rights with respect to any Public Shares they own. The forward purchase agreements also provide that the investors are entitled to a right of first refusal with respect to any proposed issuance of additional equity or equity-linked securities (including working capital loans that are convertible into Private Placement Warrants) by the Company for capital raising purposes, or if the Company offers or seeks commitments for any equity or equity-linked securities to backstop any such capital raise, in connection with the closing of the Initial Business Combination (other than the Units the Company offered in the Initial Public Offering their component Public Shares and Public Warrants, the Founder Shares (and Class A ordinary shares and/or Class C ordinary shares for which such Founder Shares are convertible), the Forward Purchase Shares, the Forward Purchase Warrant and the Private Placement Warrants) and registration rights with respect to the (A) Forward Purchase Shares, Forward Purchase Warrants, and Class A ordinary shares and Class C ordinary shares underlying their Forward Purchase Warrants and their Founder Shares, and (B) any other Class A ordinary shares or warrants acquired by the Anchor Investors, including any time after we complete our Initial Business Combination. The Class C ordinary shares have identical terms as the Class A ordinary shares, except the Class C ordinary shares do not grant their holders any voting rights. The amended and restated Memorandum and Articles of Association provide that the Class C ordinary shares may be converted into Class A ordinary shares on a one-for-one basis at the election of the holder with 65 days written notice or upon the transfer of such Class C ordinary shares to a non-affiliate of the holder.

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $800,000 upon the consummation of a Business Combination for services in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fee.

NOTE 7.   SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2018, there were 30,000,000 shares of Class A, of which 28,640,610 shares were classified outside of permanent equity.

Class B Ordinary Shares — The Company is authorized to issue 25,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Company initially issued 8,625,000 Class B ordinary shares on July 18, 2017. This number included an aggregate of 1,125,000 ordinary shares that were forfeited since the over-allotment option in the Initial Public Offering was not exercised by the underwriters. In connection with these forward purchase agreements discussed in Note 6, the Company issued to such investors an aggregate of 3,750,000 Founder Shares for $0.01 per share and received gross proceeds of $37,500.

As of June 30, 2018, there were 11,250,000 Class B ordinary shares issued and outstanding. This number excludes an aggregate of 1,125,000 ordinary shares, which were forfeited in March 2018 as the over-allotment option was not exercised by the underwriters.

Class C Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Following the consummation of the Company’s Initial Business Combination, each issued Class C ordinary share shall be converted into one Class A ordinary share, subject to any necessary adjustments for any share splits, capitalizations, consolidations or similar transactions occurring in respect of the Class A ordinary shares or the Class C ordinary shares, (i) upon receipt by the Company of 65 days’ notice in writing from the registered holder of such Class C ordinary share to convert such Class C ordinary share, or (ii) automatically upon the transfer by the registered holder of such Class C ordinary share, whether or not for value, to a third party, except for transfers to a nominee or “affiliate” (as such term is defined in the Securities Exchange Act of 1934, as amended) of such holder in a transfer that will not result in a change in beneficial ownership or to a person that already holds Class A ordinary shares. At June 30, 2018, there are no Class C ordinary shares issued or outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law. The holders of Class C ordinary shares will not have the right to vote in general meetings of the Company.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2018, there are no preference shares issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation of the Company.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares and Class C ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial Anchor Investors who purchased such warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than such Anchor Investors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 8. TRUST ACCOUNT AND Fair Value Measurements

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Trust also maintains a cash account totaling $5,873 as of June 30, 2018.

The gross holding gains and fair value of held-to-maturity securities at June 30, 2018 are as follows:

			Gross
	Held-To-Maturity	Amortized Cost	Holding Gains	Fair Value
June 30, 2018	U.S. Treasury Securities (Mature on 7/19/2018)	$301,994,727	$2,432	$301,997,159

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account	$302,003,032	$302,003,032	$—	$—

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

On January 22, 2018, we consummated our Initial Public Offering (the “Initial Public Offering”) of 30,000,000 units (the “Units”). Each unit consists of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $300,000,000. Prior to the consummation of the Initial Public Offering, the Sponsor purchased 8,625,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, and certain other investors (the “Anchor Investors”) purchased 3,750,000 Class B ordinary shares for an aggregate purchase price of $37,500, or approximately $0.01 per share (together, the “Founder Shares”). The Founder Shares were issued to the Anchor Investors in connection with their agreement to purchase an aggregate of 15,000,000 ordinary shares (13,025,000 Class A ordinary shares and 1,975,000 Class C ordinary shares) (“Forward Purchase Shares”), plus an aggregate of 5,000,000 redeemable warrants (“Forward Purchase Warrants”) for $10.00 per share, for an aggregate purchase price of $150,000,000, in a private placement to occur concurrently with the closing of the Initial Business Combination (the “Forward Purchase Agreements”). We also entered into the strategic partnership agreement (the “Strategic Partnership Agreement”), pursuant to which the Sponsor transferred 525,000 Founder Shares to BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”). In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price. Subsequently 60,000 of the 240,000 Founder Shares were forfeited back to the Sponsor due to the resignation of one of the Company’s directors in May 2018. On March 8, 2018, following the expiration of the underwriters’ over-allotment option granted in the Initial Public Offering, the Sponsor surrendered 1,125,000 Class B ordinary shares to the Company for no consideration, which the Company cancelled.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Initial Private Placement”) of 8,000,000 warrants (“Private Placement Warrants”) each exercisable to purchase one Class A ordinary share or Class C ordinary share, as applicable, at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,000,000.

Upon the closing of the Initial Public Offering and the Initial Private Placement, $300,000,000 ($10.00 per unit) from the net proceeds thereof was placed in a U.S.-based trust account at Morgan Stanley & Co., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), and is invested in a money market fund selected by the Company until the earlier of: (i) the completion of the Initial Business Combination or (ii) the redemption of the Company’s public shares if the Company is unable to complete a business combination by January 22, 2020, subject to applicable law.

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

Results of Operations and Known Trends or Future Events

We have not generated any operating revenues to date, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. Our entire activity from inception to June 30, 2018 relates to our formation, consummation of the Initial Public Offering, the Strategic Partnership Agreement, the Forward Purchase Agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. Going forward, we expect to incur increased costs and expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs and expenses associated with search for and diligence of, an Initial Business Combination. We expect our expenses to increase substantially post Initial Public Offering.

For the three and six months ended June 30, 2018, we had net income of $990,647 and $1,579,265, respectively, which consisted of interest income held in the Trust Account offset by operating costs and administrative fees.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial sale of the Founder Shares to our Sponsor, and the proceeds of loans from our Sponsor in the amount of $148,844. In connection with our Initial Public Offering, we incurred offering costs of $18,227,149 (including underwriting discounts and commissions of $6,000,000, deferred underwriting discounts and commissions of $10,500,000 and deferred legal fees of $800,000). Other incurred offering costs consisted principally of formation and preparation fees related to our Initial Public Offering.

Upon the closing of our Initial Public Offering, we generated $300,000,000 of gross proceeds.

On January 22, 2018, simultaneously with the sale of the units, we completed a private placement with our sponsor for 8,000,000 private placement warrants at a purchase price of $1.00 per warrant, generating gross proceeds of $8,000,000.

Approximately $300,000,000 of the net proceeds from our Initial Public Offering and the private placement warrants was deposited in the Trust Account established for the benefit of our public shareholders. The $300,000,000 of net proceeds held in the Trust Account includes $10,500,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Initial Public Offering upon completion of our Initial Business Combination. Of the gross proceeds from the Initial Public Offering that were not deposited in the Trust Account, $6,000,000 was used to pay underwriting discounts and commissions in the Initial Public Offering and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the six months ended June 30, 2018. For additional information refer to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 29, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Prior to our Initial Public Offering, we issued 8,625,000 Founder Shares to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.003 per share. This number included an aggregate of 1,125,000 ordinary shares that were forfeited since the over-allotment option in the Initial Public Offering was not exercised by the underwriters. Subsequently, our Sponsor transferred 525,000 Founder Shares to the BSOF Entities and 180,000 (60,000 of the original 240,000 Founder Shares transferred to the directors were forfeited back to the Sponsor due to the resignation of a director in May 2018) Founder Shares to the Company’s independent directors. In addition, in connection with the Forward Purchase Agreements, we issued to the Anchor Investors an aggregate of 3,750,000 Founder Shares for $0.01 per share prior to our Initial Public Offering. Our Sponsor, the BSOF Entities, the independent directors, and the Anchor Investors currently own 6,795,000, 525,000, 180,000 and 3,750,000 Founder Shares, respectively. Substantially concurrently with the consummation of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of 8,000,000 warrants (the “Private Placement Warrants”) to certain investors at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000.

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

Date August 3, 2018

ONE MADISON CORPORATION

By:	/s/ Bharani Bobba
Name: Bharani Bobba
Title: Chief Financial Officer

