Form 10-Q
period 2018-09-30
One Madison Corp
filed 2018-11-08
CIK 1712463

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           ..

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 7, 2018, the registrant had 30,000,000 of its Class A ordinary shares, $0.0001 par value per share, and 11,250,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

ONE MADISON CORPORATION

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Index to Financial Statements

Page
Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	2
Condensed Statements of Operations for the three and nine months ended September 30, 2018 (unaudited) and for the period from July 13, 2017 (Inception) to September 30, 2017	3
Condensed Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 (unaudited)	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and for the period from July 13, 2017 (Inception) to September 30, 2017	5
Notes to Condensed Financial Statements (unaudited)	6-15

ONE MADISON CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS:
Current assets:
Cash	$538,682	$1,896
Prepaid expenses	126,679	-
Total current assets	665,361	1,896

Deferred offering costs	-	868,919
Cash and marketable securities held in Trust Account	303,457,201	-
Total Assets	$304,122,562	$870,815

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$111,644	$723,986
Note payable - Sponsor	-	92,844
Total current liabilities	111,644	816,830

Deferred legal fees payable	800,000	-
Deferred underwriting compensation	10,500,000	-

Total liabilities	11,411,644	816,830

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 28,771,091 shares (at $10.00 per share)	287,710,910	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,228,909 shares issued and outstanding (excluding 28,771,091 shares subject to possible redemption)	123	-
Class B ordinary shares, $0.0001 par value, 25,000,000 shares authorized, 11,250,000 shares issued and outstanding (1)	1,125	1,125
Class C ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	2,103,735	61,375
Retained earnings (Accumulated deficit)	2,895,025	(8,515)
Total Shareholders’ Equity	5,000,008	53,985
Total Liabilities and Shareholders’ Equity	$304,122,562	$870,815

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to unaudited condensed financial statements.

ONE MADISON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Nine Months Ended	For the Period from July 13, 2017 (Inception) to
	September 30, 2018	September 30, 2018	September 30, 2017

REVENUE	$-	$-	$-

EXPENSES
Administration fee - related party	30,000	80,000	-
General and administrative expenses	102,326	473,661	-
Formation and operating costs	-	-	8,463

TOTAL EXPENSES	132,326	553,661	8,463

OTHER INCOME
Interest income	1,456,601	3,457,201	-

TOTAL OTHER INCOME	1,456,601	3,457,201	-

Net income (loss)	$1,324,275	$2,903,540	$(8,463)

Two Class Method:

Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	30,000,000

Net income per ordinary share, Class A - basic and diluted	$0.05	$0.12

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	9,000,000	9,000,000	5,250,000

Net loss per ordinary share, Class B – basic and diluted	$(0.01)	$(0.06)	$(0.00)

(1)	This number excludes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to unaudited condensed financial statements.

ONE MADISON CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018

(unaudited)

					Additional	Retained Earnings	Total
	Class A Ordinary Shares		Class B Ordinary Shares (1)		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances – January 1, 2018	-	$-	11,250,000	$1,125	$61,375	$(8,515)	$53,985

Sale of Class A Ordinary Shares	30,000,000	3,000	-	-	299,997,000	-	300,000,000

Underwriters’ discount and offering expenses	-	-	-	-	(18,246,607)	-	(18,246,607)

Sale of private placement warrants	-	-	-	-	8,000,000	-	8,000,000

Ordinary shares subject to redemption	(28,771,091)	(2,877)	-	-	(287,708,033)	-	(287,710,910)

Net income	-	-	-	-	-	2,903,540	2,903,540
Balances – September 30, 2018	1,228,909	$123	11,250,000	$1,125	$2,103,735	$2,895,025	$5,000,008

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

 See accompanying notes to unaudited condensed financial statements.

ONE MADISON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	For the Period from July 13, 2017 (Inception) to
	September 30, 2018	September 30, 2017

Cash Flows From Operating Activities:
Net income (loss)	$2,903,540	$(8,463)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(3,457,201)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	(126,679)	-
Increase (decrease) in:
Accounts payable and accrued expenses	62,878	-
Accrued formation and offering cost	-	6,980
Net Cash Used in Operating Activities	(617,462)	(1,483)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(300,000,000)	-
Net Cash Used In Investing Activities	(300,000,000)	-

Cash Flows From Financing Activities:
Proceeds from issuance of Class A ordinary shares	300,000,000	-
Proceeds from sale of Private Placement Warrants	8,000,000	-
Payment of underwriter discounts and commissions	(6,000,000)	-
Payment of offering costs	(752,908)	(62,250)
Payment of Sponsor note	(148,844)	-
Proceeds from Sponsor note	56,000	86,000
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Net Cash Provided By Financing Activities	301,154,248	48,750

Net change in cash	536,786	47,267

Cash - Beginning of period	1,896	-

Cash - Ending of period	$538,682	$47,267

Supplemental Disclosure of Non-Cash Financing Activities:

Deferred legal fees	$800,000	$-
Deferred underwriters’ discounts and compensation	$10,500,000	$-
Class A ordinary shares subject to possible redemption	$287,710,910	$-
Payment of formation cost by issuance of sponsor note	$-	$5,993
Deferred offering cost included in accrued formation and offering cost	$-	$567,925

See accompanying notes to unaudited condensed financial statements.

One Madison Corporation

Notes to Condensed Financial Statements (unaudited)

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

All activities through September 30, 2018 relates to the Company’s formation and the Initial Public Offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such Class A ordinary shares are classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2018, the Company projected it will not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor that are sufficient to fund its current obligations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company did not have any cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Deferred Offering costs of approximately $1,747,000 consist principally of costs incurred in connection with the Initial Public Offering. These costs, together with the underwriters’ discounts and commissions in the Initial Public Offering, were charged to additional paid-in capital upon completion of the Initial Public Offering.

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

Accordingly, at September 30, 2018, 28,771,091 of 30,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

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

There were no unrecognized tax benefits as of September 30, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 28,771,091 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per ordinary share for the period.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through September 30, 2018. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of changes in shareholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5.   RELATED PARTY TRANSACTIONS

Founder Shares

On July 18, 2017, the Company issued 8,625,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor in exchange for a capital contribution of $25,000. This number included an aggregate of up to 1,125,000 shares that were subject to forfeiture as the over-allotment option was not exercised by the underwriters (Note 7). In October 2017, the Company issued 3,750,000 Founder Shares to the Anchor Investors, for $0.01 per share in connection with the forward purchase agreements prior to the offering. In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price. Subsequently 60,000 of the 240,000 Founder Shares were forfeited back to the Sponsor due to the resignation of one of the Company’s directors in May 2018. On January 22, 2018, the Sponsor transferred 525,000 founder shares to the BSOF Entities. In March 2018, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 1,125,000 Class B ordinary shares. This forfeiture is reflected in the accompanying statement of changes in shareholders’ equity as of September 30, 2018. As of September 30, 2018, the Sponsor owned 6,795,000 Class B ordinary shares. Subsequent to the date of these Financial Statements, on October 16, 2018, the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer for $.006 per share.

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

Promissory Note — Related Party

In July 2017, the Sponsor agreed to loan the Company up to $200,000 for the payment of costs related to the Initial Public Offering pursuant to a promissory note, under which the Company borrowed an aggregate of $148,844 for the payment of such cost. The loan was non-interest bearing, unsecured and was due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. As of September 30, 2018, the Company had repaid all outstanding borrowings under the promissory note from the proceeds of the Initial Public Offering not placed in the Trust Account.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company paid the Sponsor $30,000 and $80,000, respectively, for the three and nine months ended September 30, 2018.

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

Officers Insurance

Upon consummation of a Business Combination, the Company is obligated to pay an insurance policy totaling $262,000 for the benefit of the Company’s Officers for a specified number of years following the date of the Business Combination. If no Business Combination is consummated, the $262,000 fee will be due upon the dissolution of the Company. As of September 30, 2018, the expense related to this policy has not been recognized. Management has determined it is more likely than not a Business Combination will be consummated within 24 months from the closing of the Initial Public Offering.

NOTE 7.   SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2018, there were 30,000,000 shares of Class A, of which 28,771,091 shares were classified outside of permanent equity.

Class B Ordinary Shares — The Company is authorized to issue 25,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Of these shares, 2,250,000 shares are subject to forfeiture upon satisfaction of certain conditions as defined in the Securities Subscription Agreement. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Company initially issued 8,625,000 Class B ordinary shares on July 18, 2017. This number included an aggregate of 1,125,000 ordinary shares that were forfeited since the over-allotment option in the Initial Public Offering was not exercised by the underwriters. In connection with these forward purchase agreements discussed in Note 6, the Company issued to such investors an aggregate of 3,750,000 Founder Shares for $0.01 per share and received gross proceeds of $37,500.

As of September 30, 2018, there were 11,250,000 Class B ordinary shares issued and outstanding. This number excludes an aggregate of 1,125,000 ordinary shares, which were forfeited in March 2018 as the over-allotment option was not exercised by the underwriters.

Class C Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Following the consummation of the Company’s Initial Business Combination, each issued Class C ordinary share shall be converted into one Class A ordinary share, subject to any necessary adjustments for any share splits, capitalizations, consolidations or similar transactions occurring in respect of the Class A ordinary shares or the Class C ordinary shares, (i) upon receipt by the Company of 65 days’ notice in writing from the registered holder of such Class C ordinary share to convert such Class C ordinary share, or (ii) automatically upon the transfer by the registered holder of such Class C ordinary share, whether or not for value, to a third party, except for transfers to a nominee or “affiliate” (as such term is defined in the Securities Exchange Act of 1934, as amended) of such holder in a transfer that will not result in a change in beneficial ownership or to a person that already holds Class A ordinary shares. At September 30, 2018, there are no Class C ordinary shares issued or outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law. The holders of Class C ordinary shares will not have the right to vote in general meetings of the Company.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2018, there are no preference shares issued or outstanding.

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

Note 8. TRUST ACCOUNT AND Fair Value Measurements

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Trust also maintains a cash account totaling $28,618 as of September 30, 2018.

The gross holding gains and fair value of held-to-maturity securities at September 30, 2018 are as follows:

		Carrying	Gross	Quoted Prices
	Held-To-Maturity	Value at September 30, 2018	Unrealized Holding Loss	in Active Markets (Level 1)
September 30, 2018	U.S. Treasury Securities (Mature on 10/18/2018)	$303,428,583	$(26,209)	$303,402,374

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account	$303,430,992	$303,430,992	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 22, 2018, we consummated our Initial Public Offering (the “Initial Public Offering”) of 30,000,000 units (the “Units”). Each unit consists of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $300,000,000. Prior to the consummation of the Initial Public Offering, the Sponsor purchased 8,625,000 Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, and certain other investors (the “Anchor Investors”) purchased 3,750,000 Class B ordinary shares for an aggregate purchase price of $37,500, or approximately $0.01 per share (together, the “Founder Shares”). The Founder Shares were issued to the Anchor Investors in connection with their agreement to purchase an aggregate of 15,000,000 ordinary shares (13,025,000 Class A ordinary shares and 1,975,000 Class C ordinary shares) (“Forward Purchase Shares”), plus an aggregate of 5,000,000 redeemable warrants (“Forward Purchase Warrants”) for $10.00 per share, for an aggregate purchase price of $150,000,000, in a private placement to occur concurrently with the closing of the Initial Business Combination (the “Forward Purchase Agreements”). We also entered into the strategic partnership agreement (the “Strategic Partnership Agreement”), pursuant to which the Sponsor transferred 525,000 Founder Shares to BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”). In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price. Subsequently 60,000 of the 240,000 Founder Shares were forfeited back to the Sponsor due to the resignation of one of the Company’s directors in May 2018. On March 8, 2018, following the expiration of the underwriters’ over-allotment option granted in the Initial Public Offering, the Sponsor surrendered 1,125,000 Class B ordinary shares to the Company for no consideration, which the Company cancelled. Subsequent to the date of these Financial Statements, on October 16, 2018, the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer for $.006 per share.

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

Results of Operations and Known Trends or Future Events

We have not generated any operating revenues to date, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. Our entire activity from inception to September 30, 2018 relates to our formation, consummation of the Initial Public Offering, the Strategic Partnership Agreement, the Forward Purchase Agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. Going forward, we expect to incur increased costs and expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs and expenses associated with search for and diligence of, an Initial Business Combination. We expect our expenses to increase substantially post Initial Public Offering.

For the three and nine months ended September 30, 2018 and for the period from July 13, 2017 (Inception) to September 30, 2017, we had net income (loss) of $1,324,275, $2,903,540 and ($8,463), respectively, which consisted of interest income held in the Trust Account offset by operating costs and administrative fees. Operating costs and administration fees for the three and nine months ended September 30, 2018 and for the period from July 13, 2017 (Inception) to September 30, 2017, totaled $132,326, $553,661 and $8,463, respectively.

Liquidity and Capital Resources

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial sale of the Founder Shares to our Sponsor, and the proceeds of loans from our Sponsor in the amount of $148,844. In connection with our Initial Public Offering, we incurred offering costs of $18,246,607 (including underwriting discounts and commissions of $6,000,000, deferred underwriting discounts and commissions of $10,500,000 and deferred legal fees of $800,000). Other incurred offering costs consisted principally of formation and preparation fees related to our Initial Public Offering.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2018, the Company projected it will not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor that are sufficient to fund its current obligations.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of shareholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of changes in shareholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the nine months ended September 30, 2018. For additional information refer to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 29, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Prior to our Initial Public Offering, we issued 8,625,000 Founder Shares to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.003 per share. This number included an aggregate of 1,125,000 ordinary shares that were forfeited since the over-allotment option in the Initial Public Offering was not exercised by the underwriters. Subsequently, our Sponsor transferred 525,000 Founder Shares to the BSOF Entities and 180,000 (60,000 of the original 240,000 Founder Shares transferred to the directors were forfeited back to the Sponsor due to the resignation of a director in May 2018) Founder Shares to the Company’s independent directors. In addition, in connection with the Forward Purchase Agreements, we issued to the Anchor Investors an aggregate of 3,750,000 Founder Shares for $0.01 per share prior to our Initial Public Offering. Our Sponsor, the BSOF Entities, the independent directors, and the Anchor Investors own 6,795,000, 525,000, 180,000, and 3,750,000 Founder Shares, respectively, as of September 30, 2018. Subsequent to the date of these Financial Statements, on October 16, 2018, the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer for $.006 per share. Substantially concurrently with the consummation of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of 8,000,000 warrants (the “Private Placement Warrants”) to certain investors at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

Date November 7, 2018

ONE MADISON CORPORATION

By:	/s/ Bharani Bobba
Name: Bharani Bobba
Title: Chief Financial Officer