Form 10-K
period 2018-12-31
One Madison Corp
filed 2019-03-01
CIK 1712463

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2018, as reported on the New York Stock Exchange, was $9.70.

As of February 27, 2019, the registrant had 30,000,000 of its Class A ordinary shares, $0.0001 par value per share, and 11,250,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

i

PART I

Item 1.	Business

Except where the context otherwise requires, all references in this Annual Report to the “Company,” “we,” “us,” “our” or similar words or phrases are to One Madison Corporation, a Cayman Islands exempted company. References to our “management” or our “management team” refer to our executive officers and directors, and references to the “Sponsor” refer to One Madison Group, LLC, a Delaware limited liability company, in which our founder, Omar M. Asali, together with certain affiliates, holds a controlling 80% ownership interest. References to our “initial shareholders” refer to the Sponsor, the Anchor Investors (as defined below), the BSOF Entities (as defined below) and the Company’s management.

Introduction

We are a blank check company incorporated on July 13, 2017 as a Cayman Islands exempted company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

Business Combination

Stock Purchase Agreement

On December 12, 2018, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Rack Holdings L.P., a Delaware limited partnership (“Seller”), and Rack Holdings Inc., a Delaware corporation and a direct wholly owned subsidiary of Seller (“Rack Holdings”), collectively known as “Ranpak,” pursuant to which the Company will acquire all of the issued and outstanding equity interests of Rack Holdings from Seller, on the terms and subject to the conditions set forth in the Stock Purchase Agreement. The transactions set forth in the Stock Purchase Agreement will result in a “Business Combination” involving the Company for purposes of the Company’s Amended and Restated Memorandum and Articles of Association. The Stock Purchase Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company.

Ranpak is the global leader in fiber-based, environmentally sustainable protective packaging solutions that safeguard products in commerce and industrial supply chains. Ranpak, founded in 1972, is headquartered in Concord Township, Ohio and has approximately 550 employees.

Subject to the terms and conditions set forth in the Stock Purchase Agreement, the Company has agreed to pay to Seller at the closing of the Business Combination (“Closing”) $950,000,000 in cash in consideration for the acquisition of Rack Holdings, which amount will be (i) adjusted by the difference between the net working capital of Rack Holdings and its subsidiaries as of Closing as measured against normalized level of working capital of $22,000,000 (which could be a downward or upward adjustment), (ii) increased by the amount of cash of Rack Holdings and its subsidiaries as of Closing and (iii) reduced by the amount of debt and unpaid transaction expenses of Rack Holdings and its subsidiaries as of Closing. The purchase price paid at Closing will be based on an estimate of the amount of the foregoing adjustments and will be subject to a customary post-Closing true-up. On January 24, 2019, we entered into an amendment to the Stock Purchase Agreement (the “Stock Purchase Agreement Amendment”) with Seller and Rack Holdings, pursuant to which, the closing cash consideration is payable in immediately available funds as follows: (x) €140,000,000 in Euros (which payment shall be credited against the closing cash consideration in an amount equal to $160,825,000 (the “Euro payment credit”) based on an agreed currency exchange ratio of 1.00:1.14875 EUR:USD) and (y) an amount in U.S. dollars equal to the closing cash consideration less the Euro payment credit.

Financing for the Business Combination and for related transaction expenses is expected to consist of (i) $300,000,000 of proceeds from the Company’s Initial Public Offering on deposit in a trust account (the “Trust Account”) (plus any interest income accrued thereon since the Initial Public Offering), net of any redemptions of the Company’s ordinary shares in connection with the shareholder vote to be held in connection with the transactions contemplated by the Stock Purchase Agreement, (ii) $150,000,000 of proceeds from the forward purchase agreements entered into in connection with the Initial Public Offering, (iii) $142,000,000 of proceeds from subscription agreements entered into on December 12, 2018 in connection with the Business Combination and (iv) up to $650,000,000 of senior secured credit facilities provided by Goldman Sachs Merchant Banking Division.

The Closing is subject to certain customary closing conditions, including approval by the Company’s shareholders of the additional equity issuances relating to the equity financing, the expiration or termination of the applicable waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and the German Act Against Restraints on Competition, the accuracy of the parties’ respective representations and warranties and compliance with the parties’ respective covenant obligations (each to certain specified materiality standards), and the absence of a “Material Adverse Effect” on Rack Holdings and its subsidiaries.

The Stock Purchase Agreement contains customary termination rights, including (i) by mutual written consent of the parties; (ii) by either party if (a) the Closing has not occurred on or prior to July 12, 2019, unless such party’s failure to comply in all material respects with the covenants and agreements contained in the Stock Purchase Agreement causes the failure of the Business Combination to be consummated by such time, (b) the consummation of the Business Combination is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or a statute, rule or regulation, (c) the representations, warranties or covenants of the other party are breached such that there is a failure of the related closing condition (subject to a 30-day cure period) or (d) the Company does not obtain the approval of its shareholders upon a vote taken thereon at the Company shareholder meeting; and (iii) by Seller if (a) the Company’s Board of Directors withdraws its recommendation that shareholders approve the transaction, (b) the Company shareholder approval is not obtained at the Company’s first call of its shareholder meeting or (c) the Company fails to consummate the Business Combination on the 10th business day following the satisfaction or waiver of the last condition to closing (subject to a further 10-business-day cure period).

Consent of Forward Contract Parties

Concurrently with the execution of the Stock Purchase Agreement, One Madison entered into a consent (the “FPA Consent”) with parties to the Forward Purchase Agreements, dated October 5, 2017 and amended on December 15, 2017 and in some cases, January 5, 2018, (in each case as amended, the “Forward Purchase Agreements” or “FPAs”) that have committed to purchase substantially all of the forward purchase shares pursuant to which, among other things, the consenting FPA parties consented to the entry into the Stock Purchase Agreement.

Debt Financing

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a debt commitment letter (the “Debt Commitment Letter”) with Goldman Sachs Lending Partners LLC and certain affiliated investment entities thereof (collectively, the “Lenders”), pursuant to which the Lenders have committed to provide senior secured credit facilities subject to the conditions set forth in the Debt Commitment Letter. The aggregate commitment consists of a $450,000,000 First Lien Term Facility, a $45,000,000 Revolving Facility, a $100,000,000 First Lien Contingency Term Facility and a $100,000,000 Second Lien Contingency Term Facility. The Company has the ability to bring in additional revolving lenders to provide up to $30,000,000 additional commitments under the Revolving Facility within fifteen (15) business days after the date of the Debt Commitment Letter. The obligations of the Lenders to provide debt financing under the Debt Commitment Letter are subject to a number of conditions.

Voting Agreement

On December 7, 2018, in connection with the execution of the Stock Purchase Agreement, the Company and the BSOF Entities entered into an Amended and Restated Voting Agreement (the “Voting Agreement”), pursuant to which the BSOF Entities, holders of 4,000,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”), agree to vote any Class A Shares they hold in favor of any shareholder approvals sought by the Company in connection with the Business Combination and not to exercise any right of redemption in respect of such Class A Shares.

The Voting Agreement requires the BSOF Entities to obtain prior written consent of the Company before transferring any Class A Shares prior to the termination of the Voting Agreement. The Voting Agreement will automatically terminate upon the first to occur of (i) the completion of the Business Combination, (ii) the termination of the Stock Purchase Agreement and (iii) prior to the completion of the Business Combination by the mutual written consent of the Company and the BSOF Entities.

Working Capital Promissory Note

Concurrently with the execution of the Stock Purchase Agreement, One Madison issued a $4,000,000 Global Promissory Note (the “Working Capital Promissory Note”) to certain of the sources of equity financing for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing to be used for the payment of working capital expenses, including expenses incurred in connection with the Business Combination. The note is non-interest bearing, unsecured and due on the earliest of (i) the Closing of the Business Combination, (ii) 30 days after the date on which the Stock Purchase Agreement is terminated in accordance with its terms and (iii) September 12, 2019. The Company intends to repay the Note from the proceeds of the equity financing provided pursuant to the Subscription Agreements.

Subscription Agreements

Concurrently with the execution of the Stock Purchase Agreement, One Madison entered into subscription agreements (each, a “Subscription Agreement”) with certain equity financing sources (the “Subscribing Parties”) for the purchase and sale of 14,200,000 shares of the Company’s Class A Shares or Class C ordinary shares, par value $0.0001 per share, (the “Class C Shares”) for an aggregate purchase price of $142,000,000. The closing of the transactions contemplated by the Subscription Agreements will occur immediately prior to the completion of the Business Combination. The funding of such amounts is subject to customary conditions, including the satisfaction or waiver of the conditions to Closing set forth in the Stock Purchase Agreement. The Subscription Agreements automatically terminate upon the termination of the Stock Purchase Agreement or upon the mutual written consent of the Company and the Subscribing Parties.

FPA Assignment and Assumption Agreement

Concurrently with the execution of the Stock Purchase Agreement, Mr. Asali (the “Assignor”) entered into the FPA assignment and assumption (the “FPA Assignment and Assumption Agreement”) agreement with Gerard Griffin, a Managing Director of the Sponsor, pursuant to which the Assignor, on the terms and subject to the conditions set forth therein, (i) assigned to Mr. Griffin the right and obligation to acquire 350,000 Class A Shares and 116,677 warrants to purchase Class A Shares under the terms of the Assignor’s Forward Purchase Agreement and (ii) sold to Mr. Griffin 87,500 Class B ordinary shares, par value $0.0001 per share, (the “Class B Shares”) at the same price per share at which the Assignor purchased such Class B Shares from the Company. The assignment contemplated by the FPA Assignment and Assumption Agreement does not relieve the Assignor of his obligations with respect to the portion of the Forward Purchase Agreement commitment assigned thereunder. Mr. Griffin agreed to waive any Claim (as defined in the Forward Purchase Agreement) in or to any distributions by the Company from the Trust Account and agreed not to seek recourse against the Trust Account for any reason whatsoever. Finally, Mr. Griffin acknowledged and agreed to the transfer restrictions on the Class B Shares under the FPA pursuant to which the Assignor acquired the Class B Shares from the Company.

Reallocation Agreement

On November 12, 2018, subsequently amended concurrently with the execution of the Stock Purchase Agreement, the Company entered into a reallocation agreement (the “Reallocation Agreement”) with the parties to the Forward Purchase Agreements for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements, pursuant to which the Class B Shares issued and the rights to acquire warrants to purchase Class A Shares arising under the Forward Purchase Agreements have been reallocated among all equity financing sources, including two new equity sources, one of whom is a related party, on a pro rata basis on the aggregate amount of equity financing provided by such equity financing source under the Forward Purchase Agreements and the Subscription Agreements. The reallocation was effective as of the execution of the Stock Purchase Agreement.

Class B Share Consent

Concurrently with the execution of the Stock Purchase Agreement, shareholders holding more than two-thirds of the Company’s Class B Shares entered into a consent (the “Class B Share Consent”) pursuant to which such shareholders, on behalf of themselves and all other holders of Class B Shares, waived the anti-dilution protection benefiting the Class B Shares under the terms of the Company’s Amended and Restated Memorandum and Articles of Association (“Charter”) with respect to (i) the Class A Shares and Class C Shares to be issued pursuant to the Subscription Agreements and (ii) any Class A Shares or Class C Shares to be issued by the Company in connection with the exchange of any of the Company’s outstanding private placement warrants. As such, assuming no other equity securities are issued in connection with the Business Combination and assuming no redemption of Class A Shares by the Company’s shareholders, on the business day following the consummation of the Business Combination, each Class B Share will convert into one Class A Share or Class C Share as applicable.

For the full text of the Stock Purchase Agreement and related agreements, see the Exhibits to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 13, 2018.

Other than as specifically discussed, this Annual Report does not assume the closing of the Business Combination.

Aside from activities related to the pending Business Combination, we have neither engaged in any operations nor generated any revenue to date, other than interest earned from proceeds of the Initial Public Offering held in the Trust Account. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

Initial Public Offering

On January 22, 2018, we consummated the Initial Public Offering of 30,000,000 units (the “units”). Each unit consists of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $300,000,000. Prior to the consummation of the Initial Public Offering, the Sponsor purchased 8,625,000 Class B Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, and the Company’s founder, Omar M. Asali, along with certain other investors, including the Company’s executive officers, (collectively the “Anchor Investors”) purchased 3,750,000 Class B Shares for an aggregate purchase price of $37,500, or approximately $0.01 per share (together, the “Founder Shares”). The Founder Shares were issued to the Anchor Investors in connection with their agreement to purchase an aggregate of 15,000,000 ordinary shares (13,025,000 Class A Shares and 1,975,000 Class C Shares) (“Forward Purchase Shares”), plus an aggregate of 5,000,000 redeemable warrants (“Forward Purchase Warrants”) for $10.00 per share, for an aggregate purchase price of $150,000,000, in a private placement to occur concurrently with the closing of the Initial Business Combination. The Company also entered into a Strategic Partnership Agreement (the “Strategic Partnership Agreement), pursuant to which the Sponsor transferred 525,000 Founder Shares to BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”).

In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price. Subsequently, 60,000 of the 240,000 Founder Shares were forfeited back to the Sponsor due to the resignation of one of the Company’s directors in May 2018. In March 2018, following the expiration of the underwriters’ over-allotment option granted in the Initial Public Offering, the Sponsor surrendered 1,125,000 Class B Shares to the Company for no consideration, which the Company cancelled. In October 2018, the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer and 423,000 Founder Shares to certain employees of the Sponsor for total consideration of $3,138, or $0.006 per share. As of December 31, 2018, the Sponsor owned 6,272,000 Class B Shares.

Upon execution of the Forward Purchase Agreements, each Anchor Investor elected to receive a fixed number of Class A Shares or Class C Shares. The Class C Shares have identical terms as the Class A Shares, except that the Class C Shares do not grant their holders any voting rights. Our Amended and Restated Memorandum and Articles of Association provide that, following the consummation of our Initial Business Combination, the Class C Shares may be converted into Class A Shares on a one-for-one basis at the election of the holder with 65 days’ written notice or upon the transfer of such Class C ordinary share to a non-affiliate of the holder.

Pursuant to the Strategic Partnership Agreement, the BSOF Entities have agreed to act as our strategic partner and may provide debt or equity financing in connection with our Initial Business Combination but are not required to do so. The Founder Shares held by the BSOF Entities are subject to certain transfer restrictions, forfeiture and earnout provisions similar to those imposed upon our Sponsor and the Anchor Investors. The BSOF Entities have agreed to vote any Founder Shares they may own in favor of such Initial Business Combination. If we seek shareholder approval of our Initial Business Combination, the BSOF Entities are entitled to designate one observer to our board of directors until the consummation of our Initial Business Combination. The BSOF Entities have also separately purchased an aggregate of 560,000 Private Placement Warrants, at a price of $1.00 per warrant, in the Initial Private Placement. Such Private Placement Warrants have the same terms and conditions as those purchased by our Anchor Investors. The BSOF Entities will be entitled to registration rights with respect any ordinary shares and warrants held by them. We believe that the combination of capital provided by our Anchor Investors and a strategic partnership with the BSOF Entities will provide us with a material advantage in effecting an Initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Anchor Investors, Vivoli Holdings LLC, an entity beneficially owned by Mr. Asali, and BSOF Entities purchased an aggregate of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant, generating $8,000,000 in gross proceeds. Each whole Private Placement Warrant is for one whole share of the Company’s Class A ordinary share or one whole Class C ordinary share at a price of $11.50 per share.

Upon the closing of the Initial Public Offering and the Initial Private Placement, $300,000,000 ($10.00 per unit) from the net proceeds thereof was placed in a U.S.-based Trust Account at Morgan Stanley & Co., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in a money market fund selected by the Company until the earlier of: (i) the completion of the Initial Business Combination or (ii) the redemption of the Company’s public shares if the Company is unable to complete a business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

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

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering until the closing of the Initial Business Combination. We intend to effectuate our Initial Business Combination using a combination of the cash held in the Trust Account, our equity and debt as the consideration to be paid in our Initial Business Combination. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemptions of our Class A Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our Initial Business Combination

While we may pursue an acquisition opportunity in any industry or location, we intend to focus on the consumer sector and consumer-related businesses based predominantly in North America with global reach. We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire in the following categories: (i) consumer products or services, (ii) food and beverage and (iii) adjacent manufacturing or industrial services businesses linked to a consumer end-user. We intend to target businesses that have stable cash flows, strong management teams, and attractive growth prospects over the long term. Our management and our operating and advisory committee have extensive experience in not only identifying and executing the acquisition of private and public companies, but also in the running and operating of businesses post-transaction.

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

Redemption rights for holders of public shares upon consummation of our Initial Business Combination

We will provide our shareholders with the opportunity to redeem all or a portion of their Class A Shares sold as part of the units sold in the Initial Public Offering (the “public shares”) upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two (2) business days prior to the consummation of our Initial Business Combination, including interest, less income taxes payable, divided by the number of then outstanding public shares, subject to the limitations described herein. There will be no redemption rights upon the completion of our Initial Business Combination with respect to our warrants. Our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, and with respect to the initial shareholders other than the Anchor Investors, any public shares they may hold in connection with the consummation of the Initial Business Combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Amended and Restated Memorandum and Articles of Association: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A Shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption of public shares and liquidation if no Initial Business Combination

The Sponsor, the Anchor Investors, our management and the BSOF Entities have agreed that we will have 24 months from the closing of the Initial Public Offering to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination within 24 months of closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Initial Business Combination within 24 months of closing of the Initial Public Offering.

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

Employees

We currently have two executive officers and no other employees. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the business combination process we are in.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

We may not be able to effect the Business Combination pursuant to the Stock Purchase Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Stock Purchase Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Stock Purchase Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the Trust Account.

If the anticipated Business Combination with Rack Holdings, L.P. fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with Rack Holdings, L.P. took a substantial amount of time, and if the Business Combination with Rack Holdings, L.P. fails, we may not be able to find a suitable target business and complete our Initial Business Combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Our initial shareholders have agreed to vote their Founder Shares, as well as any public shares purchased during or after the Initial Public Offering, in favor of our Initial Business Combination. We expect that our initial shareholders will own approximately 26.3 % of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public shareholders.

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

We have entered into Forward Purchase Agreements pursuant to which the Anchor Investors have agreed to purchase an aggregate of 15,000,000 Forward Purchase Shares plus 5,000,000 redeemable warrants for a purchase price of $10.00 per forward purchase share, or $150,000,000 in the aggregate, in a private placement to close concurrently with our Initial Business Combination. The funds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in our Initial Business Combination, expenses in connection with our Initial Business Combination or for working capital in the post-transaction company. The obligations under the Forward Purchase Agreements do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the Initial Business Combination. However, if the sale of the Forward Purchase Shares does not close for any reason, including by reason of the failure by some or all of the Anchor Investors to fund the purchase price for their forward purchase shares, for example, we may lack sufficient funds to consummate our Initial Business Combination. Further, the Forward Purchase Agreements provide that prior to signing a definitive agreement with respect to a potential Initial Business Combination, and prior to making any material amendment to such definitive agreement following signing, Anchor Investors representing over 50% of the Forward Purchase Shares must approve such potential Initial Business Combination or amendment, as applicable. If we fail to obtain such approval, we may not be able to consummate our Initial Business Combination. Additionally, the Anchor Investors’ obligations to purchase the Forward Purchase Shares are subject to termination prior to the closing of the sale of the Forward Purchase Shares by mutual written consent of the company and each anchor investor, or, automatically: (i) if the gross proceeds from our Initial Public Offering do not equal or exceed $200,000,000; (ii) if our Initial Business Combination is not consummated within 24 months from the closing of our Initial Public Offering; (iii) upon the death of Mr. Asali; (iv) if Mr. Asali, our Sponsor or the Company becomes subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of Mr. Asali, our Sponsor or the company, in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment; or if Mr. Asali is indicted and/or convicted in a criminal proceeding for a crime involving fraud or dishonesty. The Anchor Investors’ obligations to purchase their Forward Purchase Shares are subject to fulfillment of customary closing conditions, including the following: (i) our Initial Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase shares; and (ii) the company must have delivered to the Anchor Investors a certificate evidencing the company’s good standing as a Cayman Islands exempted company, as of a date within ten (10) business days of the closing of the sale of forward purchase shares. In the event of any such failure to fund by an Anchor Investor, any obligation is so terminated or any such condition is not satisfied and not waived by an Anchor Investor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company. While each anchor investor has represented to us that it has sufficient funds to satisfy its obligations under the respective Forward purchase agreements, we have not obligated the Anchor Investors to reserve funds for such obligations.

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

At the time we enter into an agreement for our Initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination by January 22, 2020, which is the date that is 24 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

If we seek shareholder approval of our Initial Business Combination, our initial shareholders, Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Shares.

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

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an Initial Business Combination, and then only in connection with those Class A Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination by January 22, 2020 and (iii) the redemption of our public shares if we are unable to complete an Initial Business Combination by January 22, 2020, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A Shares and warrants are listed on the New York Stock Exchange. We cannot guarantee that our securities will remain listed on the NYSE. Although after giving effect to our Initial Public Offering, we meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our Initial Business Combination. In order to continue listing our securities on the NYSE prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 shareholders and 100 public warrant holders).

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Shares are a “penny stock” which will require brokers trading in our Class A Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A Shares and warrants are listed on the NYSE, and, as a result, are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

We have committed to enter into the Stock Purchase Agreement. It is possible that Rack Holdings’ business will deteriorate before the Business Combination closes. Because of our contractual commitment, even if Rack Holdings’s financial condition or revenue declines, we will likely be contractually required to continue with the Business Combination.

We have executed the Stock Purchase Agreement pursuant to which we have agreed to acquire all of the issued and outstanding equity interests of Rack Holdings from Seller. While the transaction contemplated by the Stock Purchase Agreement has not closed, we have now taken on a legal obligation to continue with the transaction absent extraordinary extenuating circumstances that would relieve us of our legal obligation. Rack Holdings’ financial condition or revenue could decline substantially, or our assessment of Rack Holdings’ business and the market for Rack Holdings’ products could change, and we may still be contractually required to continue with the Business Combination.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Initial Business Combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have entered into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Our Sponsor may not have sufficient funds available to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. As a result, if any such claims were successfully made against the Trust Account, the funds available for our business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resell or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months from the closing of our Initial Public Offering; or (iii) absent an Initial Business Combination within 24 months from the closing of our Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our Initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If we are unable to consummate our Initial Business Combination by January 22, 2020, the proceeds then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of our Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our Initial Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our Initial Business Combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine of approximately $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting of shareholders until after the consummation of our Initial Business Combination.

We will not hold our first annual general meeting until after our first fiscal year. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

We are not registering the Class A Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the Class A Shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A Shares issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A Shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders, holders of our Private Placement Warrants and the warrants that may be issued upon conversion of any working capital loans may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Shares.

Pursuant to the registration rights agreement, the holders of the Private Placement Warrants, the Founder Shares and the warrants that may be issued upon conversion of any working capital loans (and the ordinary shares underlying such warrants) are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, the holders of such securities will have “piggy-back” registration rights to include their securities in other registration statements filed by us subsequent to the consummation of the Business Combination.

Pursuant to the Forward Purchase Agreements, Strategic Partnership Agreement and the Subscription Agreements, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing of the Initial Business Combination (and, with respect to clause (i)(B) below, within 30 days following announcement of the results of the shareholder vote relating to our Initial Business Combination or the results of our offer to shareholders to redeem their ordinary shares in connection with our Initial Business Combination (whichever is later), which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of (A) the Forward Purchase Shares, the Class A Shares and Class C Shares underlying the Forward Purchase Warrants, the shares issued under the Subscription Agreement, and the equity financing sources’ and BSOF Entities’ Founder Shares, and (B) any other Class A Shares or warrants acquired by the equity financing sources and the BSOF Entities, any time after we complete our Initial Business Combination, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing of the Initial Business Combination or the disclosure date, as the case may be and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the equity financing sources or the BSOF Entities cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the Forward Purchase Agreements, the Strategic Partnership Agreement and the Subscription Agreements. We will bear the cost of registering these securities.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company in the consumer products or services or food and beverage industries, or adjacent manufacturing or industrial services industries, but we may also pursue business combination opportunities in other sectors, except that we will not, under our Amended and Restated Memorandum and Articles of Association, be permitted to effectuate our Initial Business Combination with another blank check company or similar company with nominal operations. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our Initial Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

To the extent we complete our Initial Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us without the ability to control or reduce the chances that those risks will adversely impact a target business.

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

We may issue additional Class A Shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A Shares and Class C Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 Class A Shares, par value $0.0001 per share, 25,000,000 Class B Shares, par value $0.0001 per share, 200,000,000 Class C Shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. At December 31, 2018, there are 170,000,000 and 13,750,000 authorized but unissued Class A Shares and Class B Shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, shares issuable upon conversion of the Class B Shares or shares issued upon the sale of the forward purchase shares. The Class B Shares are automatically convertible into Class A Shares at the time of our Initial Business Combination unless the holder elects to have such shares converted into Class C Shares, as described herein. Following the consummation of our Initial Business Combination, the Class C Shares are convertible into Class A Shares on a one-for-one basis (i) at the election of the holder with 65 days’ written notice or (ii) upon the transfer of such Class C ordinary share to an unaffiliated third party. At December 31, 2018, there were no Class C Shares or preference shares issued and outstanding.

We may issue a substantial number of additional Class A Shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A Shares or Class C Shares upon conversion of the Class B Shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained therein. However, our Amended and Restated Memorandum and Articles of Association provide, among other things, that prior to our Initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;
●	may subordinate the rights of holders of Class A Shares if preference shares are issued with rights senior to those afforded our Class A Shares;
●	could cause a change in control if a substantial number of Class A Shares are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A Shares and/or warrants.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined under applicable law) of our Class A Shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC startup exception. Depending on the particular circumstances the application of the startup exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the startup exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

It is possible that after our Initial Business Combination, a majority of our directors and officers will reside outside the United States and all of our assets will be located outside the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon us or any of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws, including federal securities laws.

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

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, certain terms of the Forward Purchase Agreements may limit the hiring of individuals affiliated with our Sponsor by us and/or the target business in connection with or following an Initial Business Combination. For example, unless we obtain approval of Anchor Investors that have committed to purchase more than 50% of the total Forward Purchase Shares we will not be permitted to pay any transaction, monitoring or similar fee to our Sponsor or any of its employees, directors or controlled affiliates. We must also obtain approval from a majority of our anchor investors prior to hiring, employing or appointing to our board of directors any employee, officer or director of our Sponsor.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our business combination.

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

At December 31, 2018, our Sponsor held an aggregate of 6,272,000 Founder Shares. On March 8, 2018, our Sponsor forfeited 1,125,000 Founder Shares to the Company following expiration of the over-allotment option granted to the underwriters in our Initial Public Offering. Simultaneously with the closing of the Initial Public Offering, the Anchor Investors, Vivoli Holdings LLC, an entity beneficially owned by Mr. Asali, and BSOF Entities purchased an aggregate of 8,000,000 warrants at a price of $1.00 per warrant, generating $8,000,000 in gross proceeds. Each whole Private Placement Warrant is for one whole share of the Company’s Class A ordinary share or one whole Class C ordinary share at a price of $11.50 per share. If we do not complete our Initial Business Combination by January 22, 2020, the private placement warrants will expire worthless. Further, 2,250,000 Founder Shares, which constitute the earnout shares, will be subject to forfeiture by our Sponsor (or its permitted transferees) and the BSOF Entities on the fifth anniversary of our Initial Business Combination unless following our Initial Business Combination, either (A) the closing price of our Class A Shares (or any successor class of ordinary shares or common shares) equals or exceeds, in the case of our Sponsor, $12.50 per share and, in the case of the BSOF Entities, $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (B) we complete a liquidation, merger, share exchange or other similar transaction that results in all of our ordinary shareholders having the right to exchange their ordinary shares for consideration in cash, securities or other property which equals or exceeds, in the case of our Sponsor, $12.50 per share and, in the case of the BSOF Entities, $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like). The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our completion of an Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities other than as disclosed herein, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A Shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants and forward purchase shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The remaining net proceeds from the Initial Public Offering and the Private Placement have provided us with $305,118,446 as of December 31, 2018, that we may use to complete our Initial Business Combination (excluding $10,500,000 of deferred underwriting commissions being held in the Trust Account). We also expect to receive $150,000,000 of additional funds from the sale of Forward Purchase Shares in connection with our business combination.

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

We may structure our Initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our Initial Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A Shares subsequent to such transaction. In addition, could own less than a majority of our outstanding Class A Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our shareholders do not agree.

Our Amended and Restated Memorandum and Articles of Association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public shareholders. Our Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially owned, on an as-converted basis, approximately 16.0% of our Class A Shares upon the closing of our Initial Public Offering (assuming they did not purchase any additional Class A Shares and excluding 398,936 Class B Shares held by one of our Anchor Investors who elected to convert such shares into Class C Shares), will participate in any vote to amend our Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Amended and Restated Memorandum and Articles of Association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Initial Business Combination within 24 months of the closing of our Initial Public Offering, unless we provide our public shareholders with the opportunity to redeem their Class A Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then outstanding public shares.

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

We believe that the net proceeds of our Initial Public Offering, the Private Placement and the sale of the Forward Purchase Shares will be sufficient to allow us to complete our Initial Business Combination. If the net proceeds from the Initial Public Offering, the Private Placement and the sale of the Forward Purchase Shares prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The recent economic environment has made it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our Initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, on an as-converted basis, 26.3 % of our issued and outstanding Class A Shares (assuming they did not purchase any additional Class A Shares and excluding 398,936 Class B Shares held by one of our Anchor Investors who elected to convert such shares into Class C Shares). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Memorandum and Articles of Association. If our initial shareholders purchase any additional Class A Shares, this would increase their control. To our knowledge, none of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants and forward purchase warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants and forward purchase warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants and forward purchase warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants and forward purchase warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A Shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our public shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Anchor Investors, the BSOF Entities or their respective permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A Shares and make it more difficult to effectuate our Initial Business Combination.

We issued warrants to purchase 15,000,000 of our Class A Shares as part of the units sold in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 8,000,000 private placement warrants, each exercisable to purchase one Class A ordinary share or one Class C ordinary share, as applicable, at $11.50 per share. We also agreed to issue 5,000,000 forward purchase warrants concurrently with the closing of the sale of the forward purchase shares. In addition, if our founder or an affiliate of our founder makes any working capital loans, he or it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A Shares or Class C Shares (which are convertible into Class A Shares following the consummation of our Initial Business Combination) upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A Shares and reduce the value of the Class A Shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Shares to be issued to the warrantholder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Provisions in our Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Shares and could entrench management.

Our Amended and Restated Memorandum and Articles of Association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. In addition, public shareholders are restricted from redeeming their Class A Shares with respect to more than an aggregate of 20% of the public shares. See “— If the Anchor Investors purchase large amounts of public shares in the open market, they may attempt to leverage their redemption rights in order to affect the outcome of a potential Initial Business Combination.”

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

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our Initial Business Combination with a company with operations or opportunities outside the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

We currently maintain our executive offices at 3 East 28th Street, 8th Floor, New York, New York 10016. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, Class A Shares and warrants are listed on The New York Exchange under the symbols “OMAD.U,” “OMAD” and “OMAD.WS,” respectively. The following table sets forth the range of high and low sales prices for the units, Class A Shares and warrants for the periods indicated since the units commenced public trading on January 18, 2018, and since the Class A Shares and warrants commenced public trading separately on February 21, 2018.

	Common shares(1)		Warrants(1)		Units
Year ended December 31, 2018	High	Low	High	Low	High	Low
First Quarter (January 18 - March 31, 2018)	$9.60	$9.55	$1.00	$0.86	$10.01	$9.92
Second Quarter	$9.71	$9.59	$1.02	$0.85	$10.22	$9.96
Third Quarter	$9.77	$9.70	$1.21	$1.05	$10.40	$10.12
Fourth Quarter	$10.07	$9.72	$1.19	$0.78	$10.55	$10.15

(1)	Public trading began on February 21, 2018 with respect to the common shares and warrants.

Holders

As of February 27, 2019, there was one holder of record of our units, one holder of record of our Class A Shares and one holder of record of our public warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Prior to our Initial Public Offering, we issued 8,625,000 Founder Shares to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.003 per share. This number included an aggregate of 1,125,000 ordinary shares that were forfeited since the over-allotment option in the Initial Public Offering was not exercised by the underwriters. Subsequently, our Sponsor transferred 525,000 Founder Shares to the BSOF Entities and 180,000 (60,000 of the original 240,000 Founder Shares transferred to the directors were forfeited back to the Sponsor due to the resignation of a director in May 2018) Founder Shares to the Company’s independent directors. Additionally, the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer and 423,000 Founder Shares to certain employees of the Sponsor at $0.006 per share. Furthermore, in connection with the Forward Purchase Agreements, we issued to the Anchor Investors an aggregate of 3,750,000 Founder Shares for $0.01 per share prior to our Initial Public Offering. Our Sponsor, the BSOF Entities, the independent directors, our Chief Financial Officer, certain employees of the Sponsor, and the Anchor Investors own 6,272,000, 525,000, 180,000, 100,000, 423,000 and 3,750,000 Founder Shares, respectively, as of December 31, 2018. Substantially concurrently with the consummation of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of 8,000,000 warrants to certain investors at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000.

On January 22, 2018, the Company consummated the Initial Public Offering of 30,000,000 units. Each unit consists of one Class A ordinary share and one-half of one warrant. Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers for the offering and I-Bankers Securities, Inc. acted as the co-manager for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000, which has been deposited into a Trust Account with Continental Stock Transfer & Trust Company acting as trustee. As of December 31, 2018, there was $305,118,446 remaining in the Trust Account.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this report for the year ended December 31, 2018 and for the period from July 13, 2017 (inception) through December 31, 2017. You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes appearing elsewhere in this report.

	December 31, 2018	December 31, 2017
	(US$)	(US$)
Statement of Operations Data:
Operating expenses:
Administrative fee – related party	110,000	-
General and administrative expenses	761,572	1,980
Professional Fees	2,860,136	6,535
Loss from operations	(3,731,698)	(8,515)
Other income:
Interest income	5,118,446	-
Net income (loss)	1,386,748	(8,515)
Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	-
Basic and diluted net income per ordinary share, Class A	0.17	-
Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	9,000,000	7,157,895
Basic and diluted net loss per ordinary share, Class B	(0.41)	(0.00)

Balance Sheet Data (end of period):
Total assets	309,233,566	870,815
Total liabilities	18,037,439	816,830
Class A Ordinary shares subject to possible redemption	286,196,120	-
Shareholders’ equity	5,000,007	53,985

Other Financial Data:
Net cash used in operating activities	(1,218,016)	(19,401)
Net cash used in investing activities	(301,000,000)	-
Net cash provided by financing activities	305,107,483	21,297

(1)	This number excludes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to One Madison Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “forecast,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on July 13, 2017 as a Cayman Islands exempted company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants. We may also use our shares, debt or a combination of cash, equity and debt to effectuate our Initial Business Combination.

Agreement for Business Combination

On December 12, 2018, the Company entered into a Stock Purchase Agreement with Rack Holdings L.P., a Delaware limited partnership, and Rack Holdings Inc., a Delaware corporation and a direct wholly owned subsidiary of Ranpak, pursuant to which the Company will acquire all of the issued and outstanding equity interests of Rack Holdings from Seller, on the terms and subject to the conditions set forth in the Stock Purchase Agreement. The transactions set forth in the Stock Purchase Agreement will result in a Business Combination involving the Company for purposes of the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”). The Stock Purchase Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company.

Ranpak is the global leader in fiber-based, environmentally sustainable protective packaging solutions that safeguard products in commerce and industrial supply chains. Ranpak, founded in 1972, is headquartered in Concord Township, Ohio and has approximately 550 employees.

Subject to the terms and conditions set forth in the Stock Purchase Agreement, the Company has agreed to pay to Seller at the closing of the Business Combination $950,000,000 in cash in consideration for the acquisition of Rack Holdings, which amount will be (i) adjusted by the difference between the net working capital of Rack Holdings and its subsidiaries as of Closing as measured against normalized level of working capital of $22,000,000 (which could be a downward or upward adjustment), (ii) increased by the amount of cash of Rack Holdings and its subsidiaries as of Closing and (iii) reduced by the amount of debt and unpaid transaction expenses of Rack Holdings and its subsidiaries as of Closing. The purchase price paid at Closing will be based on an estimate of the amount of the foregoing adjustments and will be subject to a customary post-Closing true-up. On January 24, 2019, we entered into the Stock Purchase Agreement Amendment with Seller and Rack Holdings, pursuant to which, the closing cash consideration is payable in immediately available funds as follows: (x) €140,000,000 in Euros (which payment shall be credited against the closing cash consideration in an amount equal to $160,825,000 based on an agreed currency exchange ratio of 1.00:1.14875 EUR:USD) and (y) an amount in U.S. dollars equal to the closing cash consideration less the Euro payment credit.

Financing for the Business Combination and for related transaction expenses is expected to consist of (i) $300,000,000 of proceeds from the Company’s Initial Public Offering on deposit in the Trust Account (plus any interest income accrued thereon since the Initial Public Offering), net of any redemptions of the Company’s ordinary shares in connection with the shareholder vote to be held in connection with the transactions contemplated by the Stock Purchase Agreement, (ii) $150,000,000 of proceeds from the Forward Purchase Agreements entered into in connection with the Initial Public Offering, (iii) $142,000,000 of proceeds from subscription agreements entered into on December 12, 2018 in connection with the Business Combination and (iv) up to $650,000,000 of senior secured credit facilities provided by Goldman Sachs Merchant Banking Division.

The Closing is subject to certain customary closing conditions, including the expiration or termination of the applicable waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and the German Act Against Restraints on Competition, approval by the Company’s shareholders of the additional equity issuances relating to the equity financing, the accuracy of the parties’ respective representations and warranties and compliance with the parties’ respective covenant obligations (each to certain specified materiality standards), and the absence of a “Material Adverse Effect” on Rack Holdings and its subsidiaries.

The Stock Purchase Agreement contains customary termination rights, including (i) by mutual written consent of the parties; (ii) by either party if (a) the Closing has not occurred on or prior to July 12, 2019, unless such party’s failure to comply in all material respects with the covenants and agreements contained in the Stock Purchase Agreement causes the failure of the Business Combination to be consummated by such time, (b) the consummation of the Business Combination is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or a statute, rule or regulation, (c) the representations, warranties or covenants of the other party are breached such that there is a failure of the related closing condition (subject to a 30-day cure period) or (d) the Company does not obtain the approval of its shareholders upon a vote taken thereon at the Company shareholder meeting; and (iii) by Seller if (a) the Company’s Board of Directors withdraws its recommendation that shareholders approve the transaction, (b) the Company shareholder approval is not obtained at the Company’s first call of its shareholder meeting or (c) the Company fails to consummate the Business Combination on the 10th business day following the satisfaction or waiver of the last condition to closing (subject to a further 10-business-day cure period).

For the full text of the Stock Purchase Agreement and related agreements, see the Exhibits to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 13, 2018.

Consent of Forward Contract Parties

Concurrently with the execution of the Stock Purchase Agreement, One Madison entered into the FPA Consent with parties to the Forward Purchase Agreements, dated October 5, 2017 and amended on December 15, 2017 and in some cases, January 5, 2018, that have committed to purchase substantially all of the forward purchase shares pursuant to which, among other things, the consenting FPA parties consented to the entry into the Stock Purchase Agreement.

Debt Financing

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a debt commitment letter with Goldman Sachs Lending Partners LLC and certain affiliated investment entities thereof, pursuant to which the Lenders have committed to provide senior secured credit facilities subject to the conditions set forth in the Debt Commitment Letter. The aggregate commitment consists of a $450,000,000 First Lien Term Facility, a $45,000,000 Revolving Facility, a $100,000,000 First Lien Contingency Term Facility and a $100,000,000 Second Lien Contingency Term Facility. The Company has the ability to bring in additional revolving lenders to provide up to $30,000,000 additional commitments under the Revolving Facility within 15 business days after the date of the Debt Commitment Letter. The obligations of the Lenders to provide debt financing under the Debt Commitment Letter are subject to a number of conditions.

Voting Agreement

On December 7, 2018, in connection with the execution of the Stock Purchase Agreement, the Company and the BSOF Entities entered into an Amended and Restated Voting Agreement, pursuant to which the BSOF Entities, holders of 4,000,000 Class A Shares, agree to vote any Class A Shares they hold in favor of any shareholder approvals sought by the Company in connection with the Business Combination and not to exercise any right of redemption in respect of such Class A Shares.

The Voting Agreement requires the BSOF Entities to obtain prior written consent of the Company before transferring any Class A Shares prior to the termination of the Voting Agreement. The Voting Agreement will automatically terminate upon the first to occur of (i) the completion of the Business Combination, (ii) the termination of the Stock Purchase Agreement and (iii) prior to the completion of the Business Combination by the mutual written consent of the Company and the BSOF Entities.

Working Capital Promissory Note

Concurrently with the execution of the Stock Purchase Agreement, One Madison issued a $4,000,000 Global Promissory Note (the “Working Capital Promissory Note”) to certain of the sources of equity financing for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing to be used for the payment of working capital expenses, including expenses incurred in connection with the Business Combination. The note is non-interest bearing, unsecured and due on the earliest of (i) the Closing of the Business Combination, (ii) 30 days after the date on which the Stock Purchase Agreement is terminated in accordance with its terms and (iii) September 12, 2019. The Company intends to repay the Note from the proceeds of the equity financing provided pursuant to the Subscription Agreements.

Subscription Agreements

Concurrently with the execution of the Stock Purchase Agreement, One Madison entered into Subscription Agreements with the Subscribing Parties for the purchase and sale of 14,200,000 shares of the Company’s Class A Shares, par value $0.0001 per share, or Class C Shares, par value $0.0001 per share, for an aggregate purchase price of $142 million. The closing of the transactions contemplated by the Subscription Agreements will occur immediately prior to the completion of the Business Combination. The funding of such amounts is subject to customary conditions, including the satisfaction or waiver of the conditions to Closing set forth in the Stock Purchase Agreement. The Subscription Agreements automatically terminate upon the termination of the Stock Purchase Agreement or upon the mutual written consent of the Company and the Subscribing Parties.

FPA Assignment and Assumption Agreement

Concurrently with the execution of the Stock Purchase Agreement, Mr. Asali, the Assignor, entered into the FPA assignment and assumption agreement with Gerard Griffin, a Managing Director of the Sponsor, pursuant to which the Assignor, on the terms and subject to the conditions set forth therein, (i) assigned to Mr. Griffin the right and obligation to acquire 350,000 Class A Shares and 116,677 warrants to purchase Class A Shares under the terms of the Assignor’s Forward Purchase Agreement and (ii) sold to Mr. Griffin 87,500 Class B Shares at the same price per share at which the Assignor purchased such Class B Shares from the Company. The assignment contemplated by the FPA Assignment and Assumption Agreement does not relieve the Assignor of his obligations with respect to the portion of the Forward Purchase Agreement commitment assigned thereunder. Mr. Griffin agreed to waive any Claim (as defined in the Forward Purchase Agreement) in or to any distributions by the Company from the Trust Account and agreed not to seek recourse against the Trust Account for any reason whatsoever. Finally, Mr. Griffin acknowledged and agreed to the transfer restrictions on the Class B Shares under the FPA pursuant to which the Assignor acquired the Class B Shares from the Company.

Reallocation Agreement

On November 12, 2018, subsequently amended concurrently with the execution of the Stock Purchase Agreement, the Company entered into the Reallocation Agreement with the parties to the Forward Purchase Agreements for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements, pursuant to which the Class B Shares issued and the rights to acquire warrants to purchase Class A Shares arising under the Forward Purchase Agreements have been reallocated among all equity financing sources, including two new equity sources, one of whom is a related party, on a pro rata basis on the aggregate amount of equity financing provided by such equity financing source under the Forward Purchase Agreements and the Subscription Agreements. The reallocation was effective as of the execution of the Stock Purchase Agreement.

On November 12, 2018, subsequently amended concurrently with the execution of the Stock Purchase Agreement, the Company entered into the FPA Consent with parties to the Forward Purchase Agreements, as amended, dated October 5, 2017 and amended on December 15, 2017 and January 5, 2018, that have committed to purchase substantially all of the Forward Purchase Shares pursuant to which, among other things, the consenting FPA parties consented to the entry into the Stock Purchase Agreement.

Class B Share Consent

Concurrently with the execution of the Stock Purchase Agreement, shareholders holding more than two-thirds of the Company’s Class B Shares, par value $0.0001 per share (“Class B Shares”), entered into a consent (the “Class B Share Consent”) pursuant to which such shareholders, on behalf of themselves and all other holders of Class B Shares, waived the anti-dilution protection benefiting the Class B Shares under the terms of the Company’s Amended and Restated Memorandum and Articles of Association (“Charter”) with respect to (i) the Class A Shares and Class C Shares to be issued pursuant to the Subscription Agreements and (ii) any Class A Shares or Class C Shares to be issued by the Company in connection with the exchange of any of the Company’s outstanding private placement warrants. As such, assuming no other equity securities are issued in connection with the Business Combination and assuming no redemption of Class A Shares by the Company’s shareholders, on the business day following the consummation of the Business Combination, each Class B Share will convert into one Class A Share or Class C Share as applicable.

Initial Public Offering

On January 22, 2018, we consummated our Initial Public Offering (the “Initial Public Offering”) of 30,000,000 units. Each unit consists of one Class A ordinary share and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $300,000,000. Prior to the consummation of the Initial Public Offering, the Sponsor purchased 8,625,000 Class B Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, and the Company’s founder, Omar M. Asali, along with the Anchor Investors purchased 3,750,000 Class B Shares for an aggregate purchase price of $37,500, or approximately $0.01 per share. The Founder Shares were issued to the Anchor Investors in connection with their agreement to purchase an aggregate of 15,000,000 ordinary shares (13,025,000 Class A Shares and 1,975,000 Class C Shares), plus an aggregate of 5,000,000 redeemable warrants for $10.00 per share, for an aggregate purchase price of $150,000,000, in a private placement to occur concurrently with the closing of the Initial Business Combination. We also entered into the Strategic Partnership Agreement, pursuant to which the Sponsor transferred 525,000 Founder Shares to BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P.

In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price. Subsequently 60,000 of the 240,000 Founder Shares were forfeited back to the Sponsor due to the resignation of one of the Company’s directors in May 2018. In March 2018, following the expiration of the underwriters’ over-allotment option granted in the Initial Public Offering, the Sponsor surrendered 1,125,000 Class B Shares to the Company for no consideration, which the Company cancelled. In October 2018, the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer and 423,000 Founder Shares to certain employees of the Sponsor for aggregate consideration of $3,138, or $0.006 per share. As of December 31, 2018, the Sponsor owned 6,272,000 Class B Shares.

Upon execution of the Forward Purchase Agreements, each Anchor Investor elected to receive a fixed number of Class A Shares or Class C Shares. The Class C Shares have identical terms as the Class A Shares, except the Class C Shares do not grant their holders any voting rights. Our Amended and Restated Memorandum and Articles of Association provide that, following the consummation of our Initial Business Combination, the Class C Shares may be converted into Class A Shares on a one-for-one basis at the election of the holder with 65 days’ written notice or upon the transfer of such Class C ordinary share to a non-affiliate of the holder.

Pursuant to the Strategic Partnership Agreement, the BSOF Entities have agreed to act as our strategic partner and may provide debt or equity financing in connection with our Initial Business Combination but are not required to do so. The Founder Shares held by the BSOF Entities are subject to certain transfer restrictions, forfeiture and earnout provisions similar to those imposed upon our Sponsor and the Anchor Investors. If we seek shareholder approval of our Initial Business Combination, the BSOF Entities have agreed to vote any Founder Shares they may own in favor of such Initial Business Combination. The BSOF Entities may designate one observer to our board of directors until the consummation of our Initial Business Combination. The BSOF Entities have also separately purchased an aggregate of 560,000 Private Placement Warrants, at a price of $1.00 per warrant, in the Initial Private Placement. Such Private Placement Warrants have the same terms and conditions as those purchased by our Anchor Investors. The BSOF Entities will be entitled to registration rights with respect to any ordinary shares and warrants held by them. We believe that the combination of capital provided by our Anchor Investors and a strategic partnership with the BSOF Entities will provide us with a material advantage in effecting an Initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Initial Private Placement of 8,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share or Class C ordinary share, as applicable, at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,000,000.

Upon the closing of the Initial Public Offering and the Initial Private Placement, $300,000,000 ($10.00 per unit) from the net proceeds thereof was placed in a U.S.-based Trust Account at Morgan Stanley & Co., maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in a money market fund selected by the Company until the earlier of: (i) the completion of the Initial Business Combination or (ii) the redemption of the Company’s public shares if the Company is unable to complete a business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied toward consummating a business combination.

Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2018 and the results of operations and cash flows for the periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Ranger Packaging LLC. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A--”Expenses of Offering.” Deferred offering costs of approximately $1,745,000, consisting principally of costs incurred in connection with the Initial Public Offering, were charged to additional paid-in capital upon completion of the Initial Public Offering.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the consolidated balance sheet date for potential recognition or disclosure. Any material events that occur between the consolidated balance sheet date and the date the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Results of Operations and Known Trends or Future Events

We have not generated any operating revenues to date, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. Our entire activity from inception to December 31, 2018 relates to our formation, consummation of the Initial Public Offering, the Strategic Partnership Agreement, the Forward Purchase Agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. Our expenses increased since our date of inception, July 13, 2017, as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs and expenses associated with search for and due diligence of, an Initial Business Combination.

For the year ended December 31, 2018 and for the period from July 13, 2017 (inception) to December 31, 2017, we had net income (loss) of $1,386,748 and ($8,515), respectively, which consisted of interest income held in the Trust Account offset by total expenses. Total expenses for the year ended December 31, 2018 and for the period from July 13, 2017 to December 31, 2017, totaled $3,731,698 and $8,515, respectively.

Costs increased significantly in the year ended December 31, 2018 due to professional and consulting fees and travel associated with evaluation various Initial Business Combination candidates, negotiating and executing the Stock Purchase Agreement and related agreements with Ranpak. Such costs approximate $3,081,602 for the year ended December 31, 2018, including approximately $2,585,553 of which has been included in accrued liabilities and accounts payable. If the Initial Business Combination does not close for any reason, significant new additional professional, due diligence and consulting fees and travel costs will be required in connection with any new Initial Business Combination.

Going Concern Considerations and Capital Resources

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, we determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of business on January 22, 2020.

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial sale of the Founder Shares to our Sponsor, and the proceeds of loans from our Sponsor in the amount of $148,844. In connection with our Initial Public Offering, we incurred offering costs of $18,244,607 (including underwriting discounts and commissions of $6,000,000, deferred underwriting discounts and commissions of $10,500,000 and deferred legal fees of $800,000). Other incurred offering costs consisted principally of formation and preparation fees related to our Initial Public Offering.

Upon the closing of our Initial Public Offering, we generated $300,000,000 of gross proceeds.

On January 22, 2018, simultaneously with the sale of the units, we completed a private placement with our Sponsor for 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant, generating gross proceeds of $8,000,000.

Approximately $300,000,000 of the net proceeds from our Initial Public Offering and the Private Placement Warrants was deposited in the Trust Account established for the benefit of our public shareholders. The $300,000,000 of net proceeds held in the Trust Account includes $10,500,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Initial Public Offering upon completion of our Initial Business Combination. Of the gross proceeds from the Initial Public Offering that were not deposited in the Trust Account, $6,000,000 was used to pay the non-deferred portion of the underwriting discounts and commissions in the Initial Public Offering and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses. For the years ended December 31, 2017 and 2018, we had $1,896,000 and $2,891,363, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Concurrently with the execution of the Stock Purchase Agreement on December 12, 2018, the Company issued a $4,000,000 promissory note to certain equity financing sources for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing. The loan is non-interest bearing and payable on the earliest of (a) the date on which a Business Combination is consummated, (b) 30 days after the date on which that certain Stock Purchase Agreement by the Company, Rack Holdings L.P. and Rack Holdings Inc. is terminated in accordance with its terms, and (c) the date that is nine months after the date of the note. The note will be used for the purpose of paying working capital expenses, including expenses incurred in connection with the Initial Business Combination. At December 31, 2018, the note totaled $4,000,000 and is included in the liability section on the Consolidated Balance Sheet.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable and deferred underwriting commissions) and the proceeds from the sale of the forward purchase securities, to complete our Initial Business Combination. We may withdraw interest to pay our income taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Related Party Transactions

Founder Shares

Our Sponsor, the BSOF Entities, the Anchor Investors, our independent directors, our Chief Financial Officer, and certain employees of our Sponsor hold an aggregate of 6,272,000, 525,000, 3,750,000, 180,000, 100,000, and 423,000 Founder Shares, respectively. The Founder Shares will automatically convert into Class A Shares (or Class C Shares, at the election of the holder) on the first business day following the consummation of our Initial Business Combination, however the shareholders holding more than two-thirds of the Class B Shares entered into the Class B share consent pursuant to which such shareholders, on behalf of themselves and all other holders of Class B Shares, waived the anti-dilution protection benefiting the Class B Shares under the terms of the existing organizational documents with respect to (i) the Class A Shares and Class C Shares to be issued pursuant to the subscription agreements and (ii) any Class A Shares or Class C Shares to be issued by One Madison in connection with the exchange of any of One Madison’s outstanding private placement warrants.

The Sponsor, its controlled affiliates and any director, officer or employee of the Sponsor who is also serving in any such role or position at the Company, including Mr. Asali (each, a “Sponsor-Affiliate” provided that such term does not refer to any of the Company’s non-executive directors), have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Shares or Class C shares issued upon conversion thereof until the earlier to occur of: (a) the third anniversary after the completion of the Initial Business Combination or (b) the waiver of such restrictions on transfer by Anchor Investors representing over 50.0% of the Forward Purchase Shares (except to certain permitted transferees and subject to certain exceptions). The initial shareholders (other than the Sponsor, its controlled affiliates or any sponsor-affiliate) have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Shares or Class C Shares issued upon conversion thereof until the earlier to occur of: (i) one year after the completion of the Initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s ordinary shareholders having the right to exchange their ordinary shares for cash, securities or other property (except to certain permitted transferees and subject to certain exceptions). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares. Notwithstanding the foregoing, if the closing price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, the Founder Shares held by the initial shareholders (other than the Sponsor’s Founder Shares that are subject to the earnout condition in the Securities Subscription Agreement, between the Company and the Sponsor, as amended) will be released from the lock-up.

In December 2017, the Company amended the Securities Subscription Agreement dated July 18, 2017 to include an “earnout” clause which requires the forfeiture of certain Founder Shares by the Sponsor under certain circumstances as described in the agreement.

Private Placement Warrants

The Anchor Investors, Vivoli Holdings, LLC and the BSOF Entities have purchased, pursuant to separate written agreements, an aggregate of 8,000,000 Private Placement Warrants. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial Anchor Investors, Vivoli Holdings, LLC or the BSOF Entities that purchased such warrants or their respective permitted transferees.

Forward Purchase Agreements; Strategic Partnership Agreement

In connection with our Initial Public Offering, we entered into Forward Purchase Agreements pursuant to which the Anchor Investors agreed to purchase an aggregate of 15,000,000 ordinary shares (13,025,000 Class A Shares and 1,975,000 Class C Shares) plus an aggregate of 5,000,000 redeemable warrants for $10.00 per Class A ordinary share or Class C ordinary share, as applicable, for an aggregate purchase price of $150,000,000, in a private placement to occur concurrently with the closing of the Initial Business Combination. In connection with these agreements, we also issued to the Anchor Investors an aggregate of 3,750,000 Founder Shares for $0.01 per share prior to the consummation of our Initial Public Offering. In connection with the Strategic Partnership Agreement, our Sponsor transferred 525,000 Founder Shares to the BSOF Entities. Subject to certain exceptions to forfeiture, transfer and earnout provisions, the Founder Shares issued to the Anchor Investors and held by the BSOF Entities are subject to similar contractual conditions and restrictions as the Founder Shares issued to our Sponsor. The Forward Purchase Warrants will have the same terms as our public warrants except that one of the Anchor Investors will receive Forward Purchase Warrants exercisable only for Class C Shares, as described above.

Upon execution of the Forward Purchase Agreements, each Anchor Investor elected to receive a fixed number of Class A Shares or Class C Shares. The Class C Shares have identical terms as the Class A Shares, except the Class C Shares do not grant their holders any voting rights. Our Amended and Restated Memorandum and Articles of Association provide that, following the consummation of our Initial Business Combination, the Class C Shares may be converted into Class A Shares on a one-for-one basis (i) at the election of the holder with 65 days’ written notice or (ii) upon the transfer of such Class C ordinary share to an unaffiliated third party.

The Forward Purchase Agreements and the Strategic Partnership Agreement also provide that the Anchor Investors and the BSOF Entities are entitled to (i) a right of first refusal with respect to any proposed issuance of additional equity or equity-linked securities (including working capital loans from our founder that are convertible into Private Placement Warrants) by us, including for capital raising purposes, or if we offer or seek commitments for any equity or equity-linked securities to backstop any such capital raise, in connection with the closing of our initial Business Combination (other than the units we offered in the Initial Public Offering and their component public shares and warrants, the Founder Shares (and Class A Shares and/or Class C Shares for which such Founder Shares are convertible), the forward purchase shares, Forward Purchase Warrants and the Private Placement Warrants, and any securities issued by us as consideration to any seller in our Initial Business Combination and warrants issued upon the conversion of working capital loans to us made by our founder that are convertible into Private Placement Warrants) and (ii) registration rights with respect to (A) the forward purchase securities and Class A Shares and Class C Shares underlying the Anchor Investors’ Forward Purchase Warrants and the Anchor Investors’ and the BSOF Entities’ Founder Shares, and (B) any other Class A Shares or warrants acquired by the Anchor Investors and the BSOF Entities, including any time after we complete our Initial Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the costs and expenses of filing any such registration statement.

The Forward Purchase Agreements provide that prior to signing a definitive agreement with respect to a potential Initial Business Combination, and prior to making any material amendment to such definitive agreement following signing, Anchor Investors representing over 50% of the Forward Purchase Shares must approve such potential Initial Business Combination or amendment, as applicable.

In addition, the Forward Purchase Agreements for two of our Anchor Investors provide each such Anchor Investor with (i) the right to designate (prior to the consummation of a business combination) and the right to request the designation of (following the consummation of a business combination) one observer to our board of directors and (ii) the right to acquire, at the same price paid by, directly or indirectly, and on the same terms and conditions as, our founder, a number of Founder Shares equal to its pro rata share, based on its allocation of forward purchase shares, of 5% of the Founder Shares of any special purpose acquisition company sponsored by our founder for 10 years following the closing of our Initial Business Combination, which we refer to as the new acquisition company. Further, such Forward Purchase Agreements for the same two Anchor Investors provide such investors with the right to purchase up to an aggregate of $63,000,000 in equity securities of the new acquisition company substantially similar to the forward purchase securities on the same or more favorable terms as new investors in such equity securities.

The Strategic Partnership Agreement provides that, so long as the Company remains a “blank check company” as such term is defined in Rule 419 under the Securities Act and prior to our Initial Business Combination, the BSOF Entities have the right to designate one observer to our board of directors. In addition, on the date set for the shareholder vote to approve the Initial Business Combination or on the business day immediately prior to the scheduled closing date of the Initial Business Combination, if the BSOF Entities do not hold at least 4,000,000 Class A Shares, the BSOF Entities will forfeit a pro rata number of their Founder Shares to our Sponsor.

Consent of Forward Contract Parties

Concurrently with the execution of the Stock Purchase Agreement, One Madison entered into the FPA Consent with parties to the Forward Purchase Agreements, as amended, dated October 5, 2017 and amended on December 15, 2017 and January 5, 2018, that have committed to purchase substantially all of the forward purchase shares pursuant to which, among other things, the consenting FPA parties consented to the entry into the Stock Purchase Agreement.

Reallocation Agreement

On November 12, 2018, subsequently amended concurrently with the execution of the Stock Purchase Agreement, the Company entered into the FPA Consent with parties to the Forward Purchase Agreements, as amended, dated October 5, 2017 and amended on December 15, 2017 and January 5, 2018, that have committed to purchase substantially all of the Forward Purchase Shares pursuant to which, among other things, the consenting FPA parties consented to the entry into the Stock Purchase Agreement.

Concurrently with the execution of the Stock Purchase Agreement, Mr. Asali, the Assignor, entered into an assignment and assumption agreement with a related party, a Managing Director of the Sponsor, pursuant to which the Assignor assigned to the related party, on the terms and subject to the conditions set forth therein, the right and obligation to acquire 350,000 Class A Shares and 62,057 warrants to purchase Class A Shares under the terms of the Assignor’s Forward Purchase Agreement. The assignment contemplated by the FPA Assignment and Assumption Agreement does not relieve the Assignor of his obligations with respect to the portion of the Forward Purchase Agreement commitment assigned thereunder.

On November 12, 2018, subsequently amended concurrently with the execution of the Stock Purchase Agreement, the Company entered into a reallocation agreement with the parties to the Forward Purchase Agreements for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements, pursuant to which the Class B Shares issued and the rights to acquire warrants to purchase Class A Shares arising under the Forward Purchase Agreements have been reallocated among all equity financing sources, including two new equity sources, one of whom is a related party, on a pro rata basis on the aggregate amount of equity financing provided by such equity financing source under the Forward Purchase Agreements and the Subscription Agreements. The reallocation was effective as of the execution of the Stock Purchase Agreement.

Class B Share Convert

Concurrently with the execution of the Stock Purchase Agreement, shareholders holding more than two-thirds of the Company’s Class B Shares, par value $0.0001 per share (“Class B Shares”), entered into a consent (the “Class B Share Consent”) pursuant to which such shareholders, on behalf of themselves and all other holders of Class B Shares, waived the anti-dilution protection benefiting the Class B Shares under the terms of the Company’s Amended and Restated Memorandum and Articles of Association with respect to (i) the Class A Shares and Class C Shares to be issued pursuant to the Subscription Agreements and (ii) any Class A Shares or Class C Shares to be issued by the Company in connection with the exchange of any of the Company’s outstanding Private Placement Warrants. As such, assuming no other equity securities are issued in connection with the Business Combination and assuming no redemption of Class A Shares by the Company’s shareholders, on the business day following the consummation of the Business Combination, each Class B Share will convert into one Class A Share or Class C Share as applicable.

Due to Related Parties

In connection with the Initial Public Offering, he Sponsor agreed to loan the Company up to $200,000 for the payment of costs related to the Initial Public Offering pursuant to a promissory note, under which the Company borrowed an aggregate of $148,844 for the payment of such cost. The loan was non-interest bearing, unsecured and was due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. As of December 31, 2018, the Company had repaid all outstanding borrowings under the promissory note from the proceeds of the Initial Public Offering not placed in the Trust Account.

Promissory Note

Concurrently with the execution of the Stock Purchase Agreement on December 12, 2018, the Company issued a $4,000,000 promissory note to certain equity financing sources for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing. The loan is non-interest bearing and payable on the earliest of (a) the date on which a Business Combination is consummated, (b) 30 days after the date on which that certain Stock Purchase Agreement by the Company, Rack Holdings L.P. and Rack Holdings Inc. is terminated in accordance with its terms, and (c) the date that is nine months after the date of the note. The note will be used for the purpose of paying working capital expenses, including expenses incurred in connection with the initial Business Combination. At December 31, 2018, the note totaled $4,000,000 and is included in the liability section on the Consolidated Balance Sheet.

Subscription Agreements

Concurrently with the execution of the Stock Purchase Agreement, One Madison entered into Subscription Agreements with the Subscribing Parties for the purchase and sale of 14,200,000 shares of the Company’s Class A Shares, par value $0.0001 per share, or Class C Shares, par value $0.0001 per share, for an aggregate purchase price of $142 million. The closing of the transactions contemplated by the Subscription Agreements will occur immediately prior to the completion of the Business Combination. The funding of such amounts is subject to customary conditions, including the satisfaction or waiver of the conditions to Closing set forth in the Stock Purchase Agreement. The Subscription Agreements automatically terminate upon the termination of the Stock Purchase Agreement or upon the mutual written consent of the Company and the Subscribing Parties.

FPA Assignment and Assumption Agreement

Concurrently with the execution of the Stock Purchase Agreement, the Assignor entered into the FPA Assignment and Assumption Agreement with Gerard Griffin, a Managing Director of the Sponsor, pursuant to which the Assignor, on the terms and subject to the conditions set forth therein, (i) assigned to Mr. Griffin the right and obligation to acquire 350,000 Class A Shares and 116,677 warrants to purchase Class A Shares under the terms of the Assignor’s Forward Purchase Agreements and (ii) sold to Mr. Griffin 87,500 Class B Shares at the same price per share at which the Assignor purchased such Class B Shares from the Company. The assignment contemplated by the FPA Assignment and Assumption Agreement does not relieve the Assignor of his obligations with respect to the portion of the Forward Purchase Agreements commitment assigned thereunder. Mr. Griffin agreed to waive any Claim in or to any distributions by the Company from the Trust Account and agreed not to seek recourse against the Trust Account for any reason whatsoever. Finally, Mr. Griffin acknowledged and agreed to the transfer restrictions on the Class B Shares under the FPA pursuant to which the Assignor acquired the Class B Shares from the Company.

Administrative Service Fee

We have agreed, commencing on January 17, 2018 through the earlier of our consummation of a Business Combination and liquidation, to pay our Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in an amount not to exceed $10,000 per month. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. In addition, as described in this Annual Report, we have entered into certain additional financing arrangements to be effective upon the completion of our Business Combination. See “Item 1. Business—Business Combination.”

In connection with the Initial Public Offering, the underwriters were entitled to underwriting discounts and commissions of 5.5% of the gross proceeds of $300,000,000, of which 3.5% ($10,500,000) was deferred. The deferred underwriting discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting discount.

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an Initial Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. A substantial portion of these costs, including contingent or success fees and ongoing accrued transaction costs (but not deferred underwriting compensation) will be charged to operations in the quarter that an Initial Business Combination is consummated, in most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

To date, our efforts have been limited to organizational activities and activities relating to the Initial Public Offering, the identification and evaluation of prospective acquisition targets for a business combination and the negotiation of the Stock Purchase Agreement and related agreements in connection with the entry into the Stock Purchase Agreement. We have neither engaged in any operations nor generated any revenues. At December 31, 2018, the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account were comprised entirely of cash. We invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

At December 31, 2018, $305,118,446 was held in the Trust Account for the purposes of consummating a business combination. If we complete a business combination within 24 months after the closing of our Initial Public Offering, funds in the Trust Account will be used to pay for the business combination, redemptions of Class A Shares, if any, deferred underwriting compensation of $10,500,000 and accrued expenses related to the business combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

We have not engaged in any hedging activities since our inception. In connection with a business combination, we may engage in hedging activities with respect to the market risk to which we are exposed, including interest rate risk and foreign currency exchange risk.

PART II.

Item 8.	Consolidated Financial Statements and Supplementary Data

ONE MADISON CORPORATION

Index to CONSOLIDATED Financial Statements

Page
Audited Consolidated Financial Statements of One Madison Corporation:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
Consolidated Statements of Operations for the year ended December 31, 2018 and the period from July 13, 2017 (inception) to December 31, 2017	F-4
Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2018 and the period from July 13, 2017 (inception) to December 31, 2017	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2018 and the period from July 13, 2017 (inception) to December 31, 2017	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

One Madison Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of One Madison Corporation (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2018 and for the period from July 13, 2017 (inception) to December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from July 13, 2017 (inception) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to complete a Business Combination by January 22, 2020, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2017.

New York, New York

February 25, 2019

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash	$2,891,363	$1,896
Prepaid expenses	223,757	–
Total current assets	3,115,120	1,896

Deferred offering costs	–	868,919
Cash held in Escrow Account	1,000,000	–
Cash and marketable securities held in Trust Account	305,118,446	–
Total assets	$309,233,566	$870,815

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$2,737,439	$–
Promissory note – working capital	4,000,000	–
Accrued formation and offering cost	–	723,986
Promissory note – Sponsor	–	92,844
Total current liabilities	6,737,439	816,830

Deferred legal fees payable	800,000	–
Deferred underwriting compensation	10,500,000	–
Total liabilities	18,037,439	816,830

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 28,619,612 shares (at $10.00 per share)	286,196,120	–

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–	–
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,380,388 shares issued and outstanding (excluding 28,619,612 shares subject to possible redemption)	138	–
Class B ordinary shares, $0.0001 par value, 25,000,000 shares authorized, 11,250,000 shares issued and outstanding (1)	1,125	1,125
Class C ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding	–	–
Additional paid-in capital	3,620,511	61,375
Retained earnings (accumulated deficit)	1,378,233	(8,515)
Total shareholders’ equity	5,000,007	53,985
Total liabilities and shareholders’ equity	$309,233,566	$870,815

See accompanying notes to the consolidated financial statements.

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2018	For the Period from July 13, 2017 (Inception) through December 31, 2017

REVENUE	$–	$–

EXPENSES
Administration fee - related party	110,000	–
General and administrative and operating expenses	761,562	1,980
Professional fees	2,860,136	6,535

TOTAL EXPENSES	3,731,698	8,515

OTHER INCOME
Interest income	5,118,446	–

TOTAL OTHER INCOME	5,118,446	–

Net income (loss)	$1,386,748	$(8,515)

Two Class Method:

Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000

Net income per ordinary share, Class A - basic and diluted	$0.17

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	9,000,000	7,157,895

Net loss per ordinary share, Class B – basic and diluted	$(0.41)	$(0.00)

See accompanying notes to the consolidated financial statements.

(1)	This number excludes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B (1)		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances – July 13, 2017 (Inception)	–	$–	–	$–	$–	$–	$–

Issuance of Class B ordinary shares to Sponsor at approximately $0.003 per share	–	–	7,500,000	750	24,250	–	25,000

Issuance of Anchor shares	–	–	3,750,000	375	37,125	–	37,500

Net loss	–	–	–	–	–	(8,515)	(8,515)

Balances – December 31, 2017	–	$–	11,250,000	$1,125	$61,375	$(8,515)	$53,985

Sale of Class A Ordinary Shares	30,000,000	3,000	–	–	299,997,000	–	300,000,000

Underwriters’ discount and offering expenses	–	–	–	–	(18,244,606)	–	(18,244,606)

Sale of private placement warrants	–	–	–	–	8,000,000	–	8,000,000

Ordinary shares subject to redemption	(28,619,612)	(2,862)	–	–	(286,193,258)	–	(286,196,120)

Net income	–	–	–	–	–	1,386,748	1,386,748
Balances – December 31, 2018	1,380,388	$138	11,250,000	$1,125	$3,620,511	$1,378,233	$5,000,007

See accompanying notes to the consolidated financial statements.

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from July 13, 2017 (Inception) to December 31,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$1,386,748	$(8,515)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(5,118,446)	–
Changes in operating assets and liabilities:
(Increase) in:
Prepaid expenses	(223,757)	–
Increase (decrease) in:
Accounts payable and accrued expenses	2,737,439	–
Accrued formation and offering cost	–	(10,886)
Net Cash Used In Operating Activities	(1,218,016)	(19,401)
Cash Flows From Investing Activities:
Cash deposited into Escrow Account	(1,000,000)	–
Cash deposited into Trust Account	(300,000,000)	–
Net Cash Used In Investing Activities	(301,000,000)	–
Cash Flows From Financing Activities:
Proceeds from issuance of Class A ordinary shares	300,000,000	–
Proceeds from sale of Private Placement Warrants	8,000,000	–
Proceeds from Promissory note	4,000,000	–
Payment of underwriter discounts and commissions	(6,000,000)	–
Payment of Sponsor note	(148,844)	–
Payment of offering costs	(799,673)	(127,203)
Proceeds from Sponsor note	56,000	86,000
Proceeds from issuance of Class B ordinary shares to Sponsor	–	25,000
Proceeds from issuance of Anchor shares	–	37,500
Net Cash Provided By Financing Activities	305,107,483	21,297
Net Change In Cash	2,889,467	1,896
Cash - Beginning of period	1,896	–
Cash - Ending of period	$2,891,363	$1,896
Supplemental Disclosure of Non-Cash Financing Activities:
Deferred legal fees	$800,000	$–
Deferred underwriters’ discounts and compensation	$10,500,000	$–
Class A ordinary shares subject to possible redemption	$286,196,120	$–
Payment of formation cost by issuance of sponsor note	$–	$6,844
Deferred offering cost included in accrued formation and offering cost	$–	$734,872

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

One Madison Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on July 13, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Initial Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating its Initial Business Combination, the Company intends to focus on North American or Western European Consumer Products related businesses with a particular sub-focus on companies in one of the following categories: (i) consumer products or services, (ii) food and beverage and (iii) adjacent manufacturing or industrial services businesses linked to a consumer end- user. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On December 26, 2018, Ranger Packaging LLC (the “Subsidiary”), a wholly owned subsidiary of the Company, was formed for the purpose of maintaining an Escrow account pursuant to the Stock Purchase Agreement (see Note 2 and Note 3).

All activities through December 31, 2018 relates to the Company’s formation and the Initial Public Offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

On January 22, 2018, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Company’s Class A ordinary shares, $0.0001 par value per share, included in the Units being offered, the “Public Shares”) generating gross proceeds of $300,000,000 which is described in Note 4. The Company’s founder, Omar M. Asali, along with certain other investors, including the Company’s executive officers, (collectively, the “Anchor Investors”), Vivoli Holdings LLC, an entity beneficially owned by Mr. Asali, and BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”) purchased an aggregate of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant, or approximately $8,000,000 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering (the “Private Placement”). The Private Placement Warrants are included in additional paid-in capital on the consolidated balance sheet.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of an offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under NYSE rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares of the Company, voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

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

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, if the Company is unable to complete the Initial Business Combination by January 2, 2020, 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor, the BSOF Entities and the Anchor Investors, together with any permitted transferees (collectively, the “initial shareholders”), have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Going Concern Considerations and Capital Resources

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, we determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of business on January 22, 2020.

On December 12, 2018, the Company issued a $4,000,000 promissory note to certain equity financing sources for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing (see Note 6). The Company also has access to funds from the Sponsor that are sufficient to fund its obligations. As such, the Company believes that it has sufficient working capital at December 31, 2018 to fund its operations until completion of its Initial Business Combination or, if necessary, through January 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, as of December 31, 2018 and 2017 and the results of operations and cash flows for the year ended December 31, 2018 and for the period from July 13, 2017 (inception) through December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s Subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018, and 2017, the Company did not have any cash equivalents.

Cash Held in Escrow

Pursuant to the Stock Purchase Agreement (see Note 3) the Company is responsible for reasonable and documented out-of-pocket fees, costs and expenses incurred by the Seller’s legal and accounting advisors related to the preparation of the Proxy Statement and the Financial Statements. Under the terms stipulated in the Stock Purchase Agreement, the Company is obligated to deposit $1,000,000 into an Escrow account for this purpose. The Company shall contribute funds from time to time to this Escrow account to ensure the account holds at least $250,000 until all fees, costs and expenses are fully paid and settled.

On December 28, 2018 the Company funded $1,000,000 to an Escrow account held by its Subsidiary.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Deferred Offering costs of approximately $1,745,000 consist principally of costs incurred in connection with the Initial Public Offering. These costs, together with the underwriters’ discounts and commissions in the Initial Public Offering, were charged to additional paid-in capital upon completion of the Initial Public Offering.

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

Accordingly, at December 31, 2018, 28,619,612 of 30,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

Private Placement Warrants

Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A ordinary share or one whole Class C ordinary share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the closing of the Initial Public Offering, $300,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial Anchor Investors, Vivoli Holdings, LLC or the BSOF Entities who purchased such warrants or their respective permitted transferees.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of December 31, 2018 and 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 28,619,612 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per ordinary share for the period.

The Company’s consolidated statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through December 31, 2018 and for the period from July 13, 2017 (inception) through December 31, 2017. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the consolidated balance sheet date for potential recognition or disclosure. Any material events that occur between the consolidated balance sheet date and the date the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

NOTE 3. ENTRY INTO STOCK PURCHASE AGREEMENT FOR BUSINESS COMBINATION

On December 12, 2018, the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Rack Holdings L.P., a Delaware limited partnership (“Seller”), and Rack Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of Seller (“Rack Holdings”), collectively known as “Ranpak”, pursuant to which the Company will acquire all of the issued and outstanding equity interests of Rack Holdings from Seller, on the terms and subject to the conditions set forth in the Stock Purchase Agreement. The transactions set forth in the Stock Purchase Agreement will result in a “Business Combination” involving the Company for purposes of the Company’s Amended and Restated Articles of Incorporation (the “Charter”). The Stock Purchase Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company.

Ranpak is the global leader in fiber-based, environmentally sustainable protective packaging solutions that safeguard products in commerce and industrial supply chains. Ranpak, founded in 1972, is headquartered in Concord Township, Ohio and has approximately 550 employees.

Consideration

Subject to the terms and conditions set forth in the Stock Purchase Agreement, The Company has agreed to pay to Seller at the closing of the Business Combination (“Closing”) $950,000,000 in cash in consideration for the acquisition of Rack Holdings, which amount will be (i) adjusted by the difference between the net working capital of Rack Holdings and its subsidiaries as of Closing as measured against normalized level of working capital of $22,000,000 (which could be a downward or upward adjustment), (ii) increased by the amount of cash of Rack Holdings and its subsidiaries as of Closing and (iii) reduced by the amount of debt and unpaid transaction expenses of Rack Holdings and its subsidiaries as of Closing. The purchase price paid at Closing will be based on an estimate of the amount of the foregoing adjustments and will be subject to a customary post-Closing true-up.

Financing for the Business Combination and for related transaction expenses will consist of (i) $300,000,000 of proceeds from the Company’s Initial Public Offering on deposit in the trust account (plus any interest income accrued thereon since the Initial Public Offering), net of any redemptions of the Company’s ordinary shares in connection with the shareholder vote to be held in connection with the transactions contemplated by the Stock Purchase Agreement, (ii) $150,000,000 of proceeds from the Forward Purchase Agreements entered into in connection with the Initial Public Offering, (iii) $142,000,000 of proceeds from subscription agreements entered into in connection with the Business Combination and (iv) up to $650,000,000 of senior secured credit facilities provided by Goldman Sachs Merchant Banking Division.

Conditions to Closing

The Closing is subject to certain customary closing conditions, including approval by the Company’s shareholders of the additional equity issuances relating to the equity financing, the expiration or termination of the applicable waiting periods under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and the German Act Against Restraints on Competition, the accuracy of the parties’ respective representations and warranties and compliance with the parties’ respective covenant obligations (each to certain specified materiality standards), and the absence of a “Material Adverse Effect” on Rack Holdings and its subsidiaries.

Termination

The Stock Purchase Agreement contains customary termination rights, including (i) by mutual written consent of the parties; (ii) by either party if (a) the Closing has not occurred on or prior to July 12, 2019, unless such party’s failure to comply in all material respects with the covenants and agreements contained in the Stock Purchase Agreement causes the failure of the Business Combination to be consummated by such time, (b) the consummation of the Business Combination is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or a statute, rule or regulation, (c) the representations, warranties or covenants of the other party are breached such that there is a failure of the related closing condition (subject to a 30-day cure period) or (d) the Company does not obtain the approval of its shareholders upon a vote taken thereon at the Company shareholder meeting; and (iii) by Seller if (a) the Company’s Board of Directors withdraws its recommendation that shareholders approve the transaction, (b) the Company shareholder approval is not obtained at the Company’s first call of its shareholder meeting or (c) the Company fails to consummate the Business Combination on the 10th business day following the satisfaction or waiver of the last condition to closing (subject to a further 10-business-day cure period).

Representations, Warranties and Covenants

The parties to the Stock Purchase Agreement have made customary representations, warranties and covenants in the Stock Purchase Agreement, including, among others, covenants with respect to the conduct of Rack Holdings during the period between execution of the Stock Purchase Agreement and Closing. Seller is not providing the Company with an indemnity in connection with the Business Combination for inaccuracies in Seller’s or Rack Holding’s representations or warranties or for breaches of Seller’s or Rack Holding’s covenant obligations. The Company has purchased a representation and warranty liability insurance policy on customary terms, which provides limited protection to the Company for inaccuracies in Seller’s and Rack Holding’s representations and warranties and for certain pre-closing taxes of Rack Holdings and its subsidiaries. The representation and warranty liability insurance policy is subject to certain significant coverage limits and exclusions and therefore does not provide comprehensive protection to the Company for these matters.

Consent of Forward Contract Parties

On November 12, 2018, subsequently amended concurrently with the execution of the Stock Purchase Agreement, the Company entered into a consent (the “FPA Consent”) with parties to the Forward Purchase Agreements, as amended (the “Forward Purchase Agreements” or “FPAs”), dated October 5, 2017 and amended on December 15, 2017 and January 5, 2018, that have committed to purchase substantially all of the Forward Purchase Shares pursuant to which, among other things, the consenting FPA parties consented to the entry into the Stock Purchase Agreement.

Subscription Agreements

On November 12, 2018, subsequently amended concurrently with the execution of the Stock Purchase Agreement, the Company entered into Subscription Agreements (each, a “Subscription Agreement”) with certain equity financing sources (the “Subscribing Parties”) for the purchase and sale of 14,200,000 shares of the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A Shares”), or Class C ordinary shares, par value $0.0001 per share (“Class C Shares”), for an aggregate purchase price of $142,000,000. The closing of the transactions contemplated by the Subscription Agreements will occur immediately prior to the completion of the Business Combination. The funding of such amounts is subject to customary conditions, including the satisfaction or waiver of the conditions to Closing set forth in the Stock Purchase Agreement. The Subscription Agreements automatically terminate upon the termination of the Stock Purchase Agreement or upon the mutual written consent of the Company and the Subscribing Parties.

Voting Agreement

On December 7, 2018, concurrently with the execution of the Stock Purchase Agreement, the Company and the BSOF Entities entered into an Amended and Restated Voting Agreement (the “Voting Agreement”), pursuant to which the BSOF Entities, holders of 4,000,000 Class A Shares, agree to vote any Class A Shares they hold in favor of any shareholder approvals sought by the Company in connection with the Business Combination and not to exercise any right of redemption in respect of such Class A Shares.

The Voting Agreement requires the BSOF Entities to obtain prior written consent of the Company before transferring any Class A shares prior to the termination of the Voting Agreement. The Voting Agreement will automatically terminate upon the first to occur of (i) the completion of the Business Combination, (ii) the termination of the Stock Purchase Agreement and (iii) prior to the completion of the Business Combination by the mutual written consent of the Company and the BSOF Entities.

FPA Assignment and Assumption Agreement

Concurrently with the execution of the Stock Purchase Agreement, Mr. Asali (the “Assignor”) entered into the FPA assignment and assumption (the “FPA Assignment and Assumption Agreement”) agreement with Gerard Griffin, a Managing Director of the Sponsor, pursuant to which the Assignor, on the terms and subject to the conditions set forth therein, (i) assigned to Mr. Griffin the right and obligation to acquire 350,000 Class A Shares and 116,677 warrants to purchase Class A Shares under the terms of the Assignor’s Forward Purchase Agreement and (ii) sold to Mr. Griffin 87,500 Class B ordinary shares, par value $0.0001 per share, (the “Class B Shares”) at the same price per share at which the Assignor purchased such Class B Shares from the Company. The assignment contemplated by the FPA Assignment and Assumption Agreement does not relieve the Assignor of his obligations with respect to the portion of the Forward Purchase Agreement commitment assigned thereunder. Mr. Griffin agreed to waive any Claim (as defined in the Forward Purchase Agreement) in or to any distributions by the Company from the Trust Account and agreed not to seek recourse against the Trust Account for any reason whatsoever. Finally, Mr. Griffin acknowledged and agreed to the transfer restrictions on the Class B Shares under the FPA pursuant to which the Assignor acquired the Class B Shares from the Company.

Reallocation Agreement

On November 12, 2018, subsequently amended concurrently with the execution of the Stock Purchase Agreement, the Company entered into a reallocation agreement (the “Reallocation Agreement”) with the parties to the Forward Purchase Agreements for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements, pursuant to which the Class B Shares issued and the rights to acquire warrants to purchase Class A Shares arising under the Forward Purchase Agreements have been reallocated among all equity financing sources, including two new equity sources, one of whom is a related party, on a pro rata basis on the aggregate amount of equity financing provided by such equity financing source under the Forward Purchase Agreements and the Subscription Agreements. The reallocation was effective as of the execution of the Stock Purchase Agreement.

Debt Financing

Concurrently with the execution of the Stock Purchase Agreement, the Company entered into a debt commitment letter (the “Debt Commitment Letter”) with Goldman Sachs Lending Partners LLC and certain affiliated investment entities thereof (collectively, the “Lenders”), pursuant to which the Lenders have committed to provide senior secured credit facilities subject to the conditions set forth in the Debt Commitment Letter. The aggregate commitment consists of a $450,000,000 First Lien Term Facility, a $45,000,000 Revolving Facility, a $100,000,000 First Lien Contingency Term Facility and a $100,000,000 Second Lien Contingency Term Facility. The Company has the ability to bring in additional revolving lenders to provide up to $30,000,000 additional commitments under the Revolving Facility within fifteen (15) business days after the date of the Debt Commitment Letter. The obligations of the Lenders to provide debt financing under the Debt Commitment Letter are subject to a number of conditions.

Class B Share Consent

Concurrently with the execution of the Stock Purchase Agreement, shareholders holding more than two-thirds of the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B Shares”), entered into a consent (the “Class B Share Consent”) pursuant to which such shareholders, on behalf of themselves and all other holders of Class B Shares, waived the anti-dilution protection benefiting the Class B Shares under the terms of the Company’s Amended and Restated Memorandum and Articles of Association (“Charter”) with respect to (i) the Class A Shares and Class C Shares to be issued pursuant to the Subscription Agreements and (ii) any Class A Shares or Class C Shares to be issued by the Company in connection with the exchange of any of the Company’s outstanding Private Placement Warrants. As such, assuming no other equity securities are issued in connection with the Business Combination and assuming no redemption of Class A Shares by the Company’s shareholders, on the business day following the consummation of the Business Combination, each Class B Share will convert into one Class A Share or Class C Share as applicable.

On January 24, 2019, the Company entered into an amendment to the Stock Purchase Agreement, pursuant to which, the closing cash consideration is payable in immediately available funds as follows: (x) €140,000,000 in Euros (which payment will be credited against the closing cash consideration in an amount equal to $160,825,000 (the “Euro Payment Credit”) based on an agreed currency exchange ratio of 1.00:1.14875 EUR:USD) and (y) an amount in U.S. dollars equal to the closing cash consideration less the Euro Payment Credit.

Other than as specifically discussed, this Annual Report does not assume the closing of the Business Combination.

As of December 31, 2018, the Company accrued $2,585,553 in professional fees related to the Business Combination and is included in Professional fees on the Consolidated Statements of Operations.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 18, 2017, pursuant to a securities subscription agreement (the “Securities Subscription Agreement”) the Company issued 8,625,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor in exchange for a capital contribution of $25,000. This number included an aggregate of up to 1,125,000 shares that were subject to forfeiture as the over-allotment option was not exercised by the underwriters (Note 7). In October 2017, the Company issued 3,750,000 Founder Shares to the Anchor Investors, for $0.01 per share in connection with the Forward Purchase Agreements prior to the offering. In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price. Subsequently 60,000 of the 240,000 Founder Shares were forfeited back to the Sponsor due to the resignation of one of the Company’s directors in May 2018. In January 2018, the Sponsor transferred 525,000 Founder Shares to the BSOF Entities. In March 2018, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 1,125,000 Class B ordinary shares. This forfeiture is reflected in the accompanying consolidated statement of changes in shareholders’ equity as of December 31, 2018. In October 2018, the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer and 423,000 Founder Shares to certain employees of the Sponsor at $.006 per share. As of December 31, 2018, the Sponsor owned 6,272,000 Class B ordinary shares.

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

In December 2017, the Company amended the Securities Subscription Agreement dated July 18, 2017 to include an “earnout” clause which requires the forfeiture of certain Founder Shares by the Sponsor under certain circumstances as described in the agreement.

See also “Reallocation Agreement” in Note 3.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company paid the Sponsor $110,000 for the year ended December 31, 2018 and is included in Administrative fees on the Consolidated Statements of Operations. There were no Administrative fees for the year ended December 31, 2017.

Promissory Note - Sponsor

In July 2017, the Sponsor agreed to loan the Company up to $200,000 for the payment of costs related to the Initial Public Offering pursuant to a promissory note, under which the Company borrowed an aggregate of $148,844 for the payment of such cost. The loan was non-interest bearing, unsecured and was due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. As of December 31, 2018, the Company had repaid all outstanding borrowings under the promissory note from the proceeds of the Initial Public Offering not placed in the Trust Account.

Promissory Note - Working Capital

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

Concurrently with the execution of the Stock Purchase Agreement (see Note 3), the Company issued a $4,000,000 promissory note to certain equity financing sources for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing. The note is non-interest bearing and payable on the earliest of (a) the date on which a Business Combination is consummated, (b) 30 days after the date on which that certain Stock Purchase Agreement by the Company, Rack Holdings L.P. and Rack Holdings Inc. is terminated in accordance with its terms, and (c) the date that is nine months after the date of the note, December 12, 2018. The notes shall be used for the purpose of paying working capital expenses, including expenses incurred in connection with the Initial Business Combination. At December 31, 2018, the note totaled $4,000,000 and is included in the liability section on the Consolidated Balance Sheet.

NOTE 7. COMMITMENTS & CONTINGENCIES

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

See also “Consent of Forward Contract Parties,” “FPA Assignment and Assumption Agreement,” “Reallocation Agreement,” and “Class B Share Consent” in Note 3.

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $800,000 upon the consummation of a Business Combination for services in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fee.

Debt Commitment Letter

See also “Debt Commitment Letter” in Note 3.

Subscription Agreements

See also “Subscriptions Agreement” in Note 3.

NOTE 8. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2018, there were 30,000,000 shares of Class A, of which 28,619,612 shares were classified outside of permanent equity. At December 31, 2017, there were no Class A ordinary shares issued or outstanding.

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

As of December 31, 2018 and 2017, there were 11,250,000 Class B ordinary shares issued and outstanding. This number excludes an aggregate of 1,125,000 ordinary shares, which were forfeited in March 2018 as the over-allotment option was not exercised by the underwriters.

Class C Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Following the consummation of the Company’s Initial Business Combination, each issued Class C ordinary share shall be converted into one Class A ordinary share, subject to any necessary adjustments for any share splits, capitalizations, consolidations or similar transactions occurring in respect of the Class A ordinary shares or the Class C ordinary shares, (i) upon receipt by the Company of 65 days’ notice in writing from the registered holder of such Class C ordinary share to convert such Class C ordinary share, or (ii) automatically upon the transfer by the registered holder of such Class C ordinary share, whether or not for value, to a third party, except for transfers to a nominee or “affiliate” (as such term is defined in the Securities Exchange Act of 1934, as amended) of such holder in a transfer that will not result in a change in beneficial ownership or to a person that already holds Class A ordinary shares. At December 31, 2018 and 2017, there are no Class C ordinary shares issued or outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law. The holders of Class C ordinary shares will not have the right to vote in general meetings of the Company.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2018 and 2017, there are no preference shares issued or outstanding.

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

NOTE 9. TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to- maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Trust also maintains a cash account totaling $406,391 as of December 31, 2018. At December 31, 2018, cash and marketable securities held in the Trust Account totaled $305,116,641 and is included in the asset section on the Consolidated Balance Sheets.

The gross holding gains and fair value of held-to-maturity securities at December 31, 2018 are as follows:

	Held-To-Maturity	Carrying Value at December 31, 2018	Gross Unrealized Holding Loss	Quoted prices in Active Markets (Level 1)
December 31, 2018	U.S. Treasury Securities (Mature on 1/17/2019)	$304,712,055	$(1,805)	$304,710,250

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Omar M. Asali	48	Chairman and Chief Executive Officer
Thomas F. Corley	56	Director
Michael A. Jones	56	Director
Robert C. King	60	Director
Bharani Bobba	48	Chief Financial Officer

Omar M. Asali, age 48, has been Chairman of our board of directors and Chief Executive Officer since July 2017. Mr. Asali has been the Chief Executive Officer and Chairman of the board of directors of our Sponsor since July 2017. Mr. Asali served as President and Chief Executive Officer of HRG from March 2015 until April 2017, as its President since October 2011 and as a director from May 2011 to April 2017. Mr. Asali was responsible for overseeing the day-to-day activities of HRG, including M&A activity and overall business strategy for HRG and HRG’s underlying subsidiaries. Mr. Asali was directly involved in all of HRG’s acquisitions across all sectors, and he was actively involved in HRG’s management and investment activities. Mr. Asali was also the Vice Chairman of the board of directors of Spectrum Brands and a member of the board of directors of FGL, Front Street Re Cayman Ltd. and NZCH Corporation (formerly, Zap.Com Corporation), each a subsidiary of HRG. Prior to becoming President of HRG, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies LLC (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an M.B.A. from Columbia Business School and a B.S. in Accounting from Virginia Tech.

Mr. Asali’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at HRG and in advising and managing multinational companies; and his experience serving as a director for various public and private companies.

Thomas F. Corley, age 56, has been a member of our board of directors since July 2017. Mr. Corley is currently the Executive Vice President, Global Chief Revenue Officer for Catalina. Mr. Corley previously served as Chief Operating Officer of Acosta, Inc. from January 2016 until December 1, 2016. While at Acosta, Mr. Corley oversaw the Sales and Foodservice divisions and worked to deepen consumer packaged goods clients and customer relationships, identify retail operating strategies and develop a differentiated sales organization. Prior to serving at Acosta, Mr. Corley served as an Executive Vice President of U.S. Sales and Foodservice at Kraft Foods Group, Inc. from October 2012 until July 2015. Mr. Corley served as an Executive Vice President and President of U.S. Retail Sales and Foodservice for Kraft Foods Group, Inc. since October 2012 and February 2013 respectively. Mr. Corley served as President of U.S. Sales for Kraft Foods Group, Inc. from October 2012 to February 2013. He has more than 30 years of industry experience with Kraft Foods Group and General Foods, including more than 15 years in Kraft senior leadership and sales roles with responsibility for customer collaboration, new business development, field sales commercialization, acquisition integration and organizational development. Previously, he led the U.S. Field Sales Organization and Walmart/Kraft Sales Organizations for Kraft Foods North America with global oversight for headquarter engagement and retail execution. His additional roles at Kraft included Vice President of Walmart/Customer Development Organization, Area Vice President, East Customer Development Organizations and Area Vice President of South Area Field Sales Organization. Mr. Corley received a Bachelor’s Degree from the University of St. Thomas in Minnesota.

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

Michael A. Jones, age 56, has been a member of our board of directors since July 2017. Mr. Jones served as Chief Customer Officer of Lowe’s Companies, Inc. from May 2014 through October 2016. In this role, Mr. Jones was responsible for store environment, merchandising, customer experience, marketing, strategy and research for Lowe’s U.S. stores operations. Prior to this role, Mr. Jones served as the Chief Merchandising Officer of Lowe’s Companies Inc. since January 2013. In this capacity, Mr. Jones was responsible for both domestic and global sourcing for the merchandising offering for Lowe’s U.S. stores, and U.S. pricing operations. Mr. Jones served as Head of Business Unit Americas and Executive Vice President at Husqvarna AB from June 2011 to January 2013. In this role, Jones led sales, service and manufacturing operations for Husqvarna’s North and Latin American businesses. Prior to this role, Mr. Jones served as Head of Sales and Service for North and Latin America at Husqvarna AB since October 2009. Mr. Jones served as the General Manager of Cooking Products within the appliances division of General Electric (“GE”) from June 2007 to October 2009. He began his career at GE in appliance builder sales, and held roles with increasing responsibility during his time at GE, including Chief Commercial Officer in Europe, Middle East and Africa and for GE Consumer and Industrial. He is currently on the Board of Johnson C. Smith University. Mr. Jones received a Bachelor’s Degree in business administration from California Coast University in Santa Ana, California.

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

Robert C. King, age 60, has been a member of our board of directors since July 2017. Mr. King served as the Chief Executive Officer of CytoSport, Inc. from June 2013 to August 2014. Prior to joining CytoSport, Mr. King served as an Advisor to TSG Consumer Partners from March 2011 to July 2013. Mr. King spent 21 years in the North America Pepsi system from 1989 to 2010 serving in various management positions. Notably, Mr. King served as an Executive Vice President and President of North America at Pepsi Bottling Group Inc. (“Pepsi Bottling Group”) from November 2008 to 2010, with responsibility for all Pepsi Bottling Group business in the United States, Canada and Mexico. He served as the President of Pepsi Bottling Group’s North American business from December 2006 to November 2008. Mr. King served as the President of North American Field Operations at Pepsi Bottling Group from October 2005 to December 2006. Before joining the North America Pepsi system, Mr. King worked in various sales and marketing positions with E&J Gallo Winery from 1984 to 1989 and with Procter & Gamble from 1980 to 1984. Previously, Mr. King has served as a director and advisor to CytoSport, Island Oasis Frozen Cocktail Co., Inc. and Neurobrands, LLC, a producer of premium functional beverages. Mr. King has also served on the board of directors of Exal Corporation, an Ontario Teachers Pension Plan portfolio company, from February 2017 to December 2018, and Arctic Glacier, a Carlyle LLC portfolio company, from August 2017 to December 2018, where Mr. King serves as Chairman, effective December 2018. Mr. King has been an Executive Advisory Partner at Wind Point Partners and Chairman of Gehl Foods, a portfolio company of Wind Point Partners since May 2015. Mr. King also serves on the board of directors of Freshpet Inc. since November 2014. Mr. King received a Bachelor of Arts in English from Fairfield University.

Mr. King’s qualifications to serve on our board of directors include: his corporate leadership and public company experience; and his more than 37 years of substantial expertise in managing businesses and operations in the consumer packaged goods industry, including his 21 years in the North America Pepsi system.

Bharani Bobba, age 48, has been our Chief Financial Officer since September 2017. Mr. Bobba has 23 years of experience across operational consulting, private equity, and investment banking, primarily in the consumer and retail sectors. Mr. Bobba joined our Sponsor in July 2017 where he is a Managing Director. Mr. Bobba works closely with other members of our Sponsor team to identify investment opportunities. Before joining our Sponsor, Mr. Bobba was at Genpact Limited, which is a consulting and outsourcing firm, for five years. Mr. Bobba had several roles including Senior Vice President with responsibility for strategy, M&A and other growth initiatives for the Consumer, Retail and Healthcare Business Unit. He was also the business leader and client partner in the Consumer Retail vertical, where he worked closely with the 3G Capital, Inc. team at Kraft Heinz. He also developed and grew large relationships at McDonald’s and Walgreens Boots Alliance in addition to his responsibilities of leading the business. Prior to joining Genpact in 2012, Mr. Bobba founded Baseline Partners, an investment firm focused on making private equity and public investments in illiquid small cap Indian companies which were poised for exceptional growth and returns on capital primarily in consumer and retail sectors. In addition to growth capital, he provided extensive operational support to portfolio companies, including taking on interim management positions. Prior to Baseline, Mr. Bobba worked at Merrill Lynch, Pierce, Fenner & Smith Incorporated in investment banking for 10 years where he advised on mergers and acquisitions and capital raising for many of the top Global Consumer Packaged Goods and retail companies. Mr. Bobba received an M.B.A. from Duke University and a B.A. in Economics from Georgetown University.

Number and Terms of Office of Officers and Directors

In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association provide that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice president, secretary, treasurer and such other offices as may be determined by the board of directors. In addition, the Forward Purchase Agreements provide two of our Anchor Investors with the right to designate (prior to the consummation of a Business Combination) and the right to request the designation of (following the consummation of a Business Combination) a total of two observers to our board of directors.

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

Audit Committee

The current members of our audit committee are Thomas F. Corley, Michael A. Jones and Robert C. King. Thomas F. Corley, Michael A. Jones and Robert C. King are independent under NYSE listing standards and applicable SEC requirements.

Robert C. King currently serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Thomas F. Corley, Michael A. Jones and Robert C. King each qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our audit committee charter details the principal responsibilities of the audit committee, including:

●	meeting with our independent auditor regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our consolidated financial statements or accounting policies; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The charter also provides that the audit committee has the authority to engage independent counsel and other advisers as it determines necessary to carry out its duties. The written charter is available on our website.

Compensation Committee

The current members of our compensation committee are Thomas F. Corley, Michael A. Jones and Robert C. King, with Michael A. Jones serving as chairman of the compensation committee. Our compensation committee charter details the principal functions of the compensation committee, including:

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

Nominating and Corporate Governance Committee

The current members of our nominating and corporate governance committee are Thomas F. Corley, Michael A. Jones and Robert C. King, each of whom is an independent director under the NYSE’s listing standards. Thomas F. Corley currently serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual general meeting of shareholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE, and is available on our website.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the first annual general meeting of the shareholders. Prior to our Initial Business Combination, the board of directors will also consider director candidates recommended for nomination by holders of our Founder Shares during such times as they are seeking proposed nominees to stand for election at an annual general meeting of shareholders (or, if applicable, an extraordinary general meeting). Prior to our Initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018, there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Omar M. Asali	One Madison Group LLC Vivoli Holdings LLC One Madison Holdings LLC	Private Investments Private Investments Holding Company	Sole Managing Member Sole Managing Member Sole Managing Member

Michael A. Jones	Johnson C. Smith University	Education	Trustee

Robert C. King	Arctic Glacier Freshpet Inc. Gehl Foods, LLC Wind Point Partners USA Rugby	Beverage Pet food Food & Beverage Private Equity Non-profit	Chairman Director Chairman Executive Advisory Partner Director

Thomas F. Corley	Catalina	Digital Media	EVP, Chief Global Revenue Officer

Bharani Bobba	One Madison Group LLC	Private Investments	Managing Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Certain of our executive officers are engaged in several other business endeavors for which such officers may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Our initial shareholders (other than our Sponsor, its controlled affiliates and any sponsor-affiliate) have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Shares or Class C Shares issued upon conversion thereof until the earlier to occur of: (i) one year after the completion of our Initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the Initial Business Combination that results in all of our ordinary shareholders having the right to exchange their ordinary shares for cash, securities or other property (except to certain permitted transferees and subject to certain exemptions). Our Sponsor, its controlled affiliates and any sponsor-affiliate have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Shares or Class C Shares issued upon conversion thereof until the earlier to occur of: (i) the third anniversary of the consummation of our Initial Business Combination or (ii) the waiver of such restrictions on transfer by Anchor Investors representing over 50% of the Forward Purchase Shares (except to certain permitted transferees and subject to certain exceptions). Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to Founder Shares. Notwithstanding the foregoing, if the closing price of our Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, the Founder Shares held by our initial shareholders (other than the Sponsor’s Founder Shares that are subject to the earnout condition in the Securities Subscription Agreement, between us and the Sponsor, as amended) will be released from the lockup. In addition, our Sponsor and the BSOF Entities have agreed not to transfer, assign or sell any of their earnout shares until the earlier of (i) the date on which one or more of the earnout conditions has been satisfied and (ii) the date on which our Sponsor and the BSOF Entities forfeit the earnout shares. The Private Placement Warrants will not be transferable until 30 days following the completion of our Initial Business Combination. Because each of our executive officers and directors will own ordinary shares and/or warrants, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

We are not prohibited from pursuing an Initial Business Combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or an independent accounting firm, that such Initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Initial Business Combination. Further, commencing on the date our securities were listed on the NYSE, we began to pay our Sponsor $10,000, on a monthly basis, for office space, secretarial and administrative services provided to us.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

The following table sets forth information available to us at February 27, 2019 with respect to our Class A and Class B Shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns ordinary shares; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants or public warrants as these warrants are not exercisable within 60 days of February 27, 2019. The percentages in the following table are based on 41,250,000 Class A Shares and Class B Shares issued and outstanding as of February 27, 2019.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Ordinary Shares
Greater than 5% Shareholders
JS Capital, LLC (3)	2,636,170	6.4%
BSOF Entities (4)	4,525,000	11.0%
Arrowmark Colorado Holdings LLC (5)	3,144,016	7.6%
Directors and Named Executive Officers
Omar M. Asali (6)	6,538,689	15.9%
Thomas F. Corley	60,000	*
Michael A. Jones	60,000	*
Robert C. King	60,000	*
Bharani Bobba	102,261	*
All executive officers and directors as a group (five individuals)	6,820,950	16.5%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 3 East 28th St, 8th Floor, New York, New York 10016.

(2)	Interests shown include Founder Shares, classified as Class B Shares. Such shares will automatically convert into Class A Shares (or Class C Shares, at the holder’s election) at the time of our Initial Business Combination. Excludes Class A Shares and Class C Shares issuable pursuant to the Forward Purchase Agreements or pursuant to the exercise of any warrants (including Private Placement Warrants), as such ordinary shares will only be issued concurrently with the closing of our Initial Business Combination and such warrants will only become exercisable upon the later of 30 days after the completion of our Initial Business Combination and 12 months from the closing of our Initial Public Offering.

(3)	The shares are held by JS Capital, LLC. JS Capital Management LLC is the sole managing member of JS Capital LLC. Jonathan Soros is the sole managing member of JS Capital Management LLC and has sole voting and investment power with respect to the shares held by JS Capital, LLC.

(4)	According to a Schedule 13G filed with the SEC on January 31, 2018, Blackstone Strategic Opportunity Associates L.L.C. (“BSOA”) is the general partner of each of the BSOF Entities. Blackstone Holdings II L.P. (“Holdings II”) is the sole member of BSOA. Blackstone Alternative Solutions L.L.C. (“BAS”) is the investment manager of each of the BSOF Entities. Blackstone Holdings I L.P. (“Holdings I”) is the sole member of BAS. Blackstone Holdings I/II GP Inc. (“Holdings GP”) is the general partner of each of Holdings I and Holdings II. The Blackstone Group L.P. (“Blackstone”) is the controlling shareholder of Holdings GP. Blackstone Group Management L.L.C. (“Blackstone Management”) is the general partner of Blackstone. Blackstone Management is wholly owned by its senior managing directors and controlled by its founder, Stephen A. Schwarzman.

(5)	Arrowmark Colorado Holdings LLC is located at 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

(6)	Consists of (i) 266,689 Founder Shares held by our founder Mr. Asali, as an Anchor Investor, and (ii) 6,272,000 Founder Shares held by One Madison Group LLC, our Sponsor. Mr. Asali is the managing member of our Sponsor and has sole voting and dispositive power over the Founder Shares held by our Sponsor.

Our Sponsor, the Anchor Investors and Mr. Asali are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13.	Certain Relationships and Related Transactions

The Anchor Investors and the BSOF Entities have purchased an aggregate of 8,000,000 Private Placement Warrants, of which Vivoli Holdings LLC, an entity beneficially owned by our founder, has purchased 2,006,041, each exercisable to purchase one Class A ordinary share or Class C ordinary share at $11.50 per share, at a price of $1.00 per warrant, in the initial private placement. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share or Class C ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A Shares and Class C Shares issuable upon exercise of the Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our Initial Business Combination.

We entered into Forward Purchase Agreements in connection with our Initial Public Offering pursuant to which the Anchor Investors agreed to purchase an aggregate of 15,000,000 Class A Shares and Class C Shares, plus 5,000,000 redeemable warrants, for a purchase price of $10.00 per Class A ordinary share or Class C Shares, as applicable, or $150,000,000 in the aggregate, in a private placement to close concurrently with the closing of our Initial Business Combination. Pursuant to the Forward Purchase Agreements and as adjusted by the Reallocation Agreement, both executed along with the Stock Purchase Agreement on December 12, 2018, our founder has agreed to purchase 2,005,500 Forward Purchase Shares and 355,585 Forward Purchase Warrants, for an aggregate purchase price of $20,055,000. JS Capital LLC has agreed to purchase 10,325,000 Forward Purchase Shares and 3,514,894 Forward Purchase Warrants, for an aggregate purchase price of $103,250,000. In addition, Bharani Bobba, our chief financial officer, has agreed to purchase 17,000 Forward Purchase Shares and 3,014 Forward Purchase Warrants, for an aggregate purchase price of $170,000. In connection with these Forward Purchase Agreements, we issued to the Anchor Investors an aggregate of 3,750,000 Founder Shares, 588,875 of which were issued to our founder, for $0.01 per share prior to the consummation of our Initial Public Offering. Pursuant to the executed Reallocation Agreement, our founder was reallocated 266,689 Founder Shares. The Founder Shares issued to the Anchor Investors are subject to similar contractual conditions and restrictions as the Founder Shares issued to our Sponsor. The Anchor Investors have redemption rights with respect to any public shares they own. The Forward Purchase Warrants will have the same terms as our public warrants. The Forward Purchase Agreements provide that prior to signing a definitive agreement with respect to a potential Initial Business Combination, and prior to making any material amendment to such definitive agreement following signing, Anchor Investors representing over 50% of the Forward Purchase Shares must approve such potential Initial Business Combination or amendment, as applicable.

The Forward Purchase Agreements and the Strategic Partnership Agreement also provide that the Anchor Investors and the BSOF Entities are entitled to (i) a right of first refusal with respect to any proposed issuance of additional equity or equity-linked securities (including working capital loans from our founder that are convertible into Private Placement Warrants) by us, including for capital raising purposes, or if we offer or seek commitments for any equity or equity-linked securities to backstop any such capital raise, in connection with the closing of our Initial Business Combination (other than the units we offered in the Initial Public Offering and their component public shares and warrants, the Founder Shares (and Class A Shares and/or Class C Shares for which such Founder Shares are convertible), the Forward Purchase Shares, Forward Purchase Warrants and the Private Placement Warrants, and any securities issued by us as consideration to any seller in our Initial Business Combination and warrants issued upon the conversion of working capital loans to us made by our founder that are convertible into Private Placement Warrants) and (ii) registration rights with respect to their (A) forward purchase securities and Class A Shares and Class C Shares underlying the Anchor Investors’ Forward Purchase Warrants and the Anchor Investors’ and BSOF Entities’ Founder Shares, and (B) any other Class A Shares or warrants acquired by the Anchor Investors, including any time after we complete our Initial Business Combination.

In addition, the Forward Purchase Agreements for two of our Anchor Investors provide each such Anchor Investor with the right to designate (prior to the consummation of a Business Combination) and the right to request the designation of (following the consummation of a Business Combination) one observer to our board of directors and (ii) the right to acquire a number of Founder Shares equal to its pro rata share, based on its allocation of Forward Purchase Shares, of five percent of the Founder Shares of any special purpose acquisition company Sponsored by our founder for 10 years following the date of the closing of our Initial Business Combination, which we refer to as the new acquisition company. Further, such Forward Purchase Agreements for the same two Anchor Investors provide such investors with the right to purchase up to an aggregate of $63,000,000 in equity securities of the new acquisition company substantially similar to the forward purchase securities on the same or more favorable terms as new investors in such equity securities. The Strategic Partnership Agreement provides that, so long as the Company remains a “blank check company” as such term is defined in Rule 419 under the Securities Act and prior to our Initial Business Combination, the BSOF Entities have the right to designate one observer to our board of directors.

Our Sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our Initial Business Combination or we have failed to complete our Initial Business Combination within 24 months of the closing of the Initial Public Offering.

We currently maintain our executive offices at 3 East 28th St, 8th Floor, New York, New York 10016. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and support services, commencing on January 17, 2018. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

In connection with the consummation of our Initial Public Offering, our Sponsor transferred 240,000 Founder Shares to four of our independent directors (each receiving 60,000 shares). If any such director voluntarily resigns from or departs the board of directors, such director automatically forfeits all of the Founder Shares then owned by the director back to our Sponsor. In May 2018, one of our directors resigned resulting in the forfeiture of his 60,000 Founder Shares.

Prior to the closing of our Initial Public Offering, our Sponsor loaned us funds to be used for a portion of the expenses of our Initial Public Offering. These loans were non-interest bearing, unsecured and due at the earlier of March 31, 2018 or the closing of our Initial Public Offering. The loan was repaid upon the closing of our Initial Public Offering out of the estimated $1,000,000 of offering proceeds that was allocated to the payment of offering expenses.

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

Concurrently with the execution of the Stock Purchase Agreement on December 12, 2018, the Company entered into subscription agreements with certain equity financing sources—including certain Anchor Investors, JS Capital, Soros Capital and SFT (Delaware) Management, LLC—for the purchase and sale of 14,200,000 shares of the Company’s Class A Shares at $10 per share, for an aggregate purchase price of $142 million. Additionally, the Company issued a $4,000,000 promissory note to certain equity financing sources for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing. The loan is non-interest bearing and payable on the earliest of (a) the date on which a Business Combination is consummated, (b) 30 days after the date on which that certain Stock Purchase Agreement by the Company, Rack Holdings L.P. and Rack Holdings Inc. is terminated in accordance with its terms, and (c) the date that is nine months after the date of the note. The financing under the note will be used for the purpose of paying working capital expenses, including expenses incurred in connection with the initial Business Combination.

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

We have adopted a related person transaction policy which requires that any related person transaction must be approved or ratified by the Board of Directors or a designated committee thereof consisting solely of independent directors. Each director, director nominee, and executive officer must promptly notify the Secretary of any transaction involving the Company and a related person, including the name and interest of the related party, the dollar value of the Transaction and the related party’s interest in the Transaction, and any other information that could be material to investors.

In reviewing the transaction or proposed transaction, the Committee shall consider all relevant facts and circumstances, including without limitation the commercial reasonableness of the terms, the benefit and perceived benefit, or lack thereof, to the Company, opportunity costs of alternate transactions, the materiality and character of the Related Person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person. The Committee will not approve or ratify a related person transaction unless it shall have determined that, upon consideration of all relevant information, the transaction is in, or not inconsistent with, the best interests of the Company and its stockholders. If after the review described above, the Committee determines not to approve or ratify a related person transaction (whether such transaction is being reviewed for the first time or has previously been approved and is being re-reviewed), the transaction will not be entered into or continued, as the Committee shall direct.

Item 14.	Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC (“Withum”) acts as our independent registered public accounting firm.

The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual consolidated financial statements and review of the related financial information totaled approximately $49,000.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2018.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax-related services for the year ended December 31, 2018.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum other fees for the year ended December 31, 2018.

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

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Consolidated Financial Statements: See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.

(2)	Consolidated Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K, including those incorporated herein by reference.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated December 12, 2018, among One Madison Corporation, Rack Holdings L.P. and Rack Holdings Inc. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

2.2	Amendment to Stock Purchase Agreement, dated January 24, 2019, among One Madison Corporation, Rack Holdings L.P. and Rack Holdings Inc.

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

4.1

Form of Specimen Unit Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

4.2

Form of Specimen Ordinary Share Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

4.3

Form of Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

4.4

Warrant Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)

10.1

Letter Agreement, dated January 17, 2018, among the Company, One Madison Group LLC and the Company’s officers and directors (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)

10.2

Investment Management Trust Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)

10.3

Registration Rights Agreement, dated January 17, 2018, between the Company, One Madison Group LLC and certain investors (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)

10.4

Administrative Services Agreement, dated January 17, 2018, between the Company and One Madison Group LLC (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)

10.5

Strategic Partnership Agreement, dated as of December 15, 2017, among the Company, One Madison Group LLC, BSOF Master Fund L.P. and BSOF Master Fund II L.P., including Amendment No. 1 thereto dated January 5, 2018 (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

10.6

Forward Purchase Agreement among the Company, One Madison Group LLC and JS Capital, LLC (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017)

10.7

Forward Purchase Agreement among the Company, One Madison Group LLC and Soros Capital LLC (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017)

10.8

Forward Purchase Agreement among the Company, One Madison Group LLC and Omar M. Asali (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017)

10.9

Form of Amendment No. 1 to each Forward Purchase Agreement (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 220956), filed with the SEC on January 5, 2018)

10.10

Form of Amendment No. 1 to Forward Purchase Agreements with JS Capital LLC and Soros Capital LLC (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

10.11

Securities Subscription Agreement, dated July 18, 2017, between One Madison Group LLC and the Company (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-220956), filed with the SEC on October 13, 2017)

10.12

Amendment No. 1 dated December 1, 2017 to the Securities Subscription Agreement, dated July 18, 2017, between One Madison Group LLC and the Company (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

10.13

Amended and Restated Consent of Forward Contract Parties, dated December 12, 2018, between the Company and certain parties to the Forward Purchase Agreements dated October 5, 2017 as amended on December 15, 2017 and January 5, 2018 (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

10.14

Form of Subscription Agreement, dated December 12, 2018, between the Company and certain investors (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

10.15

Forward Purchase Assignment and Assumption Agreement, dated December 12, 2018, between Omar Asali and Gerard Griffin (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

10.16

Form of Global Promissory Note, dated December 12, 2018, among the Company and certain investors (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

10.17

Form of Amended and Restated Reallocation Agreement, dated December 12, 2018, between the Company and the parties to the Forward Purchase Agreements and Subscription Agreements (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

10.18

Debt Commitment Letter, dated December 12, 2018, among the Company, Goldman Sachs Lending Partners LLC and certain affiliated lend affiliated lending entities (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

10.19

Consent of Holders of Class B Shares, dated December 12, 2018, among certain holders of Class B Shares (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

10.20

Amended and Restated Voting Agreement, dated December 12, 2018, among the Company and the BSOF Entities (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE MADISON CORPORATION

/s/ Omar M. Asali
Name:	Omar M. Asali
Title:	Chairman and Chief Executive Officer

Date: February 28, 2019

* * * * *

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

Name	Title	Date

/s/ Omar M. Asali	Chairman and Chief Executive Officer	February 28, 2019
Omar M. Asali	(principal executive officer)

/s/ Bharani Bobba	Chief Financial Officer	February 28, 2019
Bharani Bobba	(principal financial and accounting officer)

/s/ Thomas F. Corley	Director	February 28, 2019
Thomas F. Corley

/s/ Michael A. Jones	Director	February 28, 2019
Michael A. Jones

/s/ Robert C. King	Director	February 28, 2019
Robert C. King