Form 10-Q
period 2019-03-31
One Madison Corp
filed 2019-05-07
CIK 1712463

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Tel: 212-763-0930

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001 per share	OMAD	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	OMAD.WS	New York Stock Exchange
Units, each consisting of one Class A Ordinary Share and one-half of one Warrant	OMAD.U	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2019, the registrant had 30,000,000 of its Class A ordinary shares, $0.0001 par value per share, and 11,250,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

ONE MADISON CORPORATION

FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Index to CONDENSED Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	2
Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 (unaudited) and March 31, 2018 (unaudited)	3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 (unaudited) and March 31, 2018 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 (unaudited) and March 31, 2018 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-20

ONE MADISON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS:
Current assets:
Cash	$1,964,516	$2,891,363
Prepaid expenses	82,397	223,757
Total current assets	2,046,913	3,115,120

Cash held in Escrow Account	1,003,978	1,000,000
Cash and marketable securities held in Trust Account	306,893,588	305,118,446
Total assets	$309,944,479	$309,233,566

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$7,925,161	$2,737,439
Promissory note – working capital	4,000,000	4,000,000
Total current liabilities	11,925,161	6,737,439

Deferred legal fees payable	800,000	800,000
Deferred underwriting compensation	10,500,000	10,500,000

Total liabilities	23,225,161	18,037,439

Commitments and contingencies

Class A ordinary shares subject to possible redemption; 28,171,931 shares and 28,619,612 shares, respectively, (at $10.00 per share)	281,719,310	286,196,120

Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,828,069 shares issued and outstanding (excluding 28,171,931 shares subject to possible redemption) and 1,380,388 shares issued and outstanding (excluding 28,619,612 shares subject to possible redemption), respectively	183	138
Class B ordinary shares, $0.0001 par value, 25,000,000 shares authorized, 11,250,000 shares issued and outstanding at March 31, 2019 and December 31, 2018 (1)	1,125	1,125
Class C ordinary shares, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Additional paid-in capital	8,097,276	3,620,511
(Accumulated deficit) retained earnings	(3,098,576)	1,378,233
Total shareholders’ equity	5,000,008	5,000,007
Total liabilities and shareholders’ equity	$309,944,479	$309,233,566

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to unaudited condensed consolidated financial statements.

ONE MADISON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

REVENUE	$-	$-

EXPENSES
Administration fee - related party	30,000	20,000
General and administrative and operating expenses	511,939	57,086
Professional fees	5,713,990	69,670

TOTAL EXPENSES	6,255,929	146,756

OTHER INCOME
Interest income	1,779,120	735,373

TOTAL OTHER INCOME	1,779,120	735,373

Net (loss) income	$(4,476,809)	$588,617

Two Class Method:

Weighted average number of Class A ordinary shares outstanding, basic and diluted	30,000,000	30,000,000

Net income per ordinary share, Class A - basic and diluted	$0.06	$0.02

Weighted average number of Class B ordinary shares outstanding, basic and diluted (1)	9,000,000	9,000,000

Net loss per ordinary share, Class B – basic and diluted	$(0.70)	$(0.02)

(1)	This number excludes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to unaudited condensed consolidated financial statements.

ONE MADISON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B (1)		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances – December 31, 2017	–	$–	11,250,000	$1,125	$61,375	$(8,515)	$53,985

Sale of Class A Ordinary Shares	30,000,000	3,000	–	–	299,997,000	–	300,000,000

Underwriters’ discount and offering expenses	–	–	–	–	(18,227,149)	–	(18,227,149)

Sale of private placement warrants	–	–	–	–	8,000,000	–	8,000,000

Ordinary shares subject to redemption	(28,541,545)	(2,854)	–	–	(285,412,596)	–	(285,415,450)

Net income		–		–	–	588,617	588,617

Balances – March 31, 2018	1,458,455	$146	11,250,000	$1,125	$4,418,630	$580,102	$5,000,003

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B (1)		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances – December 31, 2018	1,380,388	$138	11,250,000	$1,125	$3,620,511	$1,378,233	$5,000,007

Change in ordinary shares subject to redemption	447,681	45	–	–	4,476,765	–	4,476,810

Net loss		–		–	–	(4,476,809)	(4,476,809)

Balances – March 31, 2019	1,828,069	$183	11,250,000	$1,125	$8,097,276	$(3,098,576)	$5,000,008

(1)	This number includes an aggregate of up to 2,250,000 ordinary shares (of which 157,500 are initially held by an affiliated investor and 2,092,500 are initially held by the Sponsor) subject to forfeiture upon satisfaction of certain earnout conditions as defined in the Securities Subscription Agreement.

See accompanying notes to unaudited condensed consolidated financial statements.

ONE MADISON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities:
Net (loss) income	$(4,476,809)	$588,617
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(1,775,142)	(735,373)
Interest income earned in Escrow Account	(3,978)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	141,360	(184,468)
Increase (decrease) in:
Accounts payable and accrued expenses	5,187,722	248,251

Net Cash Used in Operating Activities	(926,847)	(82,973)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	-	(300,000,000)
Net Cash Used in Investing Activities	-	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	-	300,000,000
Proceeds from sale of Private Placement Warrants	-	8,000,000
Payment of underwriter discounts and commissions	-	(6,000,000)
Payment of offering costs	-	(927,149)
Payment of Sponsor note	-	(148,844)
Proceeds from Sponsor note	-	56,000

Net Cash Provided by Financing Activities	-	300,980,007

Net change in cash	(926,847)	897,034

Cash - Beginning of period	2,891,363	1,896

Cash - Ending of period	$1,964,516	$898,930

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred legal fees	$-	$800,000
Deferred underwriters’ discounts and compensation	$-	$10,500,000
Class A ordinary shares subject to possible redemption	$4,476,810	$285,415,450

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

One Madison Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on July 13, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company had not identified at the time of its formation (“Initial Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating its Initial Business Combination, the Company intends to focus on North American or Western European Consumer Products related businesses with a particular sub-focus on companies in one of the following categories: (i) consumer products or services, (ii) food and beverage and (iii) adjacent manufacturing or industrial services businesses linked to a consumer end- user. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On December 26, 2018, Ranger Packaging LLC (the “Subsidiary”), a wholly owned subsidiary of the Company, was formed for the purpose of maintaining an Escrow account pursuant to the Stock Purchase Agreement. See Note 2 and Note 3.

All activities through March 31, 2019 relate to the Company’s formation and the Initial Public Offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, a search for a business combination as described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

On January 22, 2018, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Company’s Class A ordinary shares, $0.0001 par value per share, included in the Units being offered, the “Public Shares”) generating gross proceeds of $300,000,000 which is described in Note 4. The Company’s founder, Omar M. Asali, along with certain other investors, including the Company’s executive officers, (collectively, the “Anchor Investors”), Vivoli Holdings LLC, an entity beneficially owned by Mr. Asali, and BSOF Master Fund L.P., a Cayman Islands exempted limited partnership, and BSOF Master Fund II L.P., a Cayman Islands exempted limited partnership, both affiliates of The Blackstone Group L.P. (together, the “BSOF Entities”) purchased an aggregate of 8,000,000 warrants (“Private Placement Warrants”) at a price of $1.00 per warrant, or approximately $8,000,000 in the aggregate, in a private placement simultaneously with the closing of the Initial Public Offering (the “Private Placement”). The Private Placement Warrants are included in additional paid-in capital on the condensed consolidated balance sheet. See Note 5.

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

Pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, if the Company is unable to complete the Initial Business Combination by January 22, 2020, 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands’ law to provide for claims of creditors and the requirements of other applicable law. The Company’s Sponsor, the BSOF Entities and the Anchor Investors, together with any permitted transferees (collectively, the “initial shareholders”), have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on February 28, 2019.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company’s Subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near-term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company did not have any cash equivalents.

Cash Held in Escrow

Pursuant to the Stock Purchase Agreement (see Note 3), the Company is responsible for reasonable and documented out-of-pocket fees, costs and expenses incurred by the Seller’s legal and accounting advisors related to the preparation of the Proxy Statement and the Financial Statements. Under the terms stipulated in the Stock Purchase Agreement, the Company is obligated to deposit $1,000,000 into an Escrow account for this purpose. The Company shall contribute funds from time to time to this Escrow account to ensure the account holds at least $250,000 until all fees, costs and expenses are fully paid and settled.

On December 28, 2018, the Company funded $1,000,000 to an Escrow account held by its Subsidiary. As of March 31, 2019 and December 31, 2018, the balance in the Escrow account totaled $1,003,978 and $1,000,000, respectively, including interest earned of $3,978 as of March 31, 2019. No interest was earned as of December 31, 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature.

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

Accordingly, at March 31, 2019 and December 31, 2018, 28,171,931 and 28,619,612, respectively, of 30,000,000 Class A ordinary shares included in the Units were classified outside of permanent equity.

Private Placement Warrants

Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A ordinary share or one whole Class C ordinary share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account such that at the closing of the Initial Public Offering, $300,000,000 was held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the initial Anchor Investors, Vivoli Holdings, LLC or the BSOF Entities who purchased such warrants or their respective permitted transferees. See Note 5.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income applicable to ordinary shares by the weighted average number of shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 28,171,931 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per ordinary share for the period.

The Company’s condensed consolidated statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the trust account, net of any applicable income tax expense, by the weighted average number of Class A ordinary shares outstanding for the period from the issuance of such shares through March 31, 2019 and 2018. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the condensed consolidated balance sheet date for potential recognition or disclosure. Any material events that occur between the condensed consolidated balance sheet date and the date the condensed consolidated financial statements were issued are disclosed as subsequent events, while the condensed consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

NOTE 3. ENTRY INTO STOCK PURCHASE AGREEMENT FOR BUSINESS COMBINATION

On December 12, 2018, the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Rack Holdings L.P., a Delaware limited partnership (“Seller”), and Rack Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of Seller (“Rack Holdings”), collectively known as “Ranpak”, pursuant to which the Company will acquire all of the issued and outstanding equity interests of Rack Holdings from Seller, on the terms and subject to the conditions set forth in the Stock Purchase Agreement. The transactions set forth in the Stock Purchase Agreement will result in a “Business Combination” involving the Company for purposes of the Company’s Amended and Restated Articles of Incorporation. The Stock Purchase Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company.

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

Class B Share Consent

Concurrently with the execution of the Stock Purchase Agreement, shareholders holding more than two-thirds of the Company’s Class B Shares, entered into a consent (the “Class B Share Consent”) pursuant to which such shareholders, on behalf of themselves and all other holders of Class B Shares, waived the anti-dilution protection benefiting the Class B Shares under the terms of the Company’s Amended and Restated Memorandum and Articles of Association with respect to (i) the Class A Shares and Class C Shares to be issued pursuant to the Subscription Agreements and (ii) any Class A Shares or Class C Shares to be issued by the Company in connection with the exchange of any of the Company’s outstanding Private Placement Warrants. As such, assuming no other equity securities are issued in connection with the Business Combination and assuming no redemption of Class A Shares by the Company’s shareholders, on the business day following the consummation of the Business Combination, each Class B Share will convert into one Class A Share or Class C Share as applicable.

As of March 31, 2019 and December 31, 2018, the Company accrued approximately $7,621,000 and $2,586,000, respectively, in professional fees related to the Business Combination which is included in Professional fees on the Condensed Consolidated Statements of Operations.

Further information regarding the Business Combination is set forth in (i) the proxy statement/prospectus included on Amendment No. 2 to Form S-4 (File No. 333-230030) filed with the SEC on April 23, 2019 and (ii) the Current Report on Form 8-K (File No. 181232234) filed with the SEC on December 13, 2018. The proxy statement/prospectus was declared effective by the SEC as of May 2, 2019.

NOTE 4. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 30,000,000 units at a price of $10.00 per unit (the “Units”). The Anchor Investors, Vivoli Holdings LLC, and the BSOF Entities purchased an aggregate of 8,000,000 warrants at a price of $1.00 per warrant in a private placement that occurred simultaneously with the completion of the Initial Public Offering. See Note 5.

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

Subsequently, on March 27, 2019, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with certain holders (the “Investors”) of the Company’s Private Placement Warrants to purchase Class A shares, par value $0.0001 per share, of the Company, which were issued to such Investors on the date of the Company’s Initial Public Offering pursuant to private placement agreements. Under the terms of the Warrant Exchange Agreement, the Private Placement Warrants held by the Investors will be deemed automatically canceled in full and in consideration therefor, the Company will issue to each Investor on a private placement basis, Class A Shares or Class C shares, par value $0.0001 per share, of the Company, based upon an exchange ratio of 10 Private Placement Warrants for one Class A Share or Class C Share, as applicable (the “Warrant Exchange”).

The Investors collectively hold 7,429,256 Private Placement Warrants (out of a total of 8,000,000 outstanding Private Placement Warrants), which will be cancelled in exchange for an aggregate 742,926 Class A shares or Class C shares to be issued pursuant to the Warrant Exchange Agreement. The closing of the Warrant Exchange will occur immediately prior to, and subject to, the closing of the Business Combination.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 18, 2017, pursuant to a securities subscription agreement (the “Securities Subscription Agreement”) the Company issued 8,625,000 shares of Class B ordinary shares (the “Founder Shares”) to the Sponsor in exchange for a capital contribution of $25,000. This number included an aggregate of up to 1,125,000 shares that were subject to forfeiture as the over-allotment option was not exercised by the underwriters (Note 7). In October 2017, the Company issued 3,750,000 Founder Shares to the Anchor Investors, for $0.01 per share in connection with the Forward Purchase Agreements prior to the offering. In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price. Subsequently 60,000 of the 240,000 Founder Shares were forfeited back to the Sponsor due to the resignation of one of the Company’s directors in May 2018. In January 2018, the Sponsor transferred 525,000 Founder Shares to the BSOF Entities. In March 2018, the Underwriters’ over-allotment option expired and as a result the Sponsor forfeited 1,125,000 Class B ordinary shares. This forfeiture is reflected in the accompanying condensed consolidated statement of changes in shareholders’ equity as of March 31, 2019. In October 2018, the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer and 423,000 Founder Shares to certain employees of the Sponsor at 0.006 per share. As of March 31, 2019, the Sponsor owned 6,272,000 Class B ordinary shares.

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

See also “Reallocation Agreement” in Note 3.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of an Initial Business Combination and its liquidation, to pay its Sponsor a monthly fee of $10,000 for office space, and secretarial and administrative services. The Company paid the Sponsor $30,000 and $20,000, respectively, for the three months ended March 31, 2019 and 2018, and is included in Administration fee – related party on the Condensed Consolidated Statements of Operations.

Promissory Note - Sponsor

In July 2017, the Sponsor agreed to loan the Company up to $200,000 for the payment of costs related to the Initial Public Offering pursuant to a promissory note, under which the Company borrowed an aggregate of $148,844 for the payment of such cost. The loan was non-interest bearing, unsecured and was due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. As of March 31, 2019, the Company had repaid all outstanding borrowings under the promissory note from the proceeds of the Initial Public Offering not placed in the Trust Account.

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

Concurrently with the execution of the Stock Purchase Agreement (see Note 3), the Company issued a $4,000,000 promissory note to certain equity financing sources for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing. The note is non-interest bearing and payable on the earliest of (a) the date on which a Business Combination is consummated, (b) 30 days after the date on which the Stock Purchase Agreement is terminated in accordance with its terms, and (c) the date that is nine months after the date of the note, December 12, 2018. The proceeds from the note shall be used for the purpose of paying working capital expenses, including expenses incurred in connection with the Initial Business Combination. At March 31, 2019, the note totaled $4,000,000 and is included in the liability section on the Condensed Consolidated Balance Sheet.

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

Debt Commitment Letter

See also “Debt Commitment Letter” in Note 3.

Subscription Agreements

See also “Subscriptions Agreement” in Note 3.

NOTE 8. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2019, there were 30,000,000 shares of Class A, of which 28,171,931 shares were classified outside of permanent equity. As of December 31, 2018, there were 30,000,000 shares of Class A, of which 28,619,612 shares were classified outside of permanent equity.

Class B Ordinary Shares — The Company is authorized to issue 25,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Of these shares, 2,250,000 shares are subject to forfeiture upon satisfaction of certain conditions as defined in the Securities Subscription Agreement. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Company initially issued 8,625,000 Class B ordinary shares on July 18, 2017. This number included an aggregate of 1,125,000 ordinary shares that were forfeited since the over-allotment option in the Initial Public Offering was not exercised by the underwriters. In connection with these Forward Purchase Agreements discussed in Note 7, the Company issued to such investors an aggregate of 3,750,000 Founder Shares for $0.01 per share and received gross proceeds of $37,500.

As of March 31, 2019 and December 31, 2018, there were 11,250,000 Class B ordinary shares issued and outstanding. This number excludes an aggregate of 1,125,000 ordinary shares, which were forfeited in March 2018 as the over-allotment option was not exercised by the underwriters.

Class C Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Following the consummation of the Company’s Initial Business Combination, each issued Class C ordinary share shall be converted into one Class A ordinary share, subject to any necessary adjustments for any share splits, capitalizations, consolidations or similar transactions occurring in respect of the Class A ordinary shares or the Class C ordinary shares, (i) upon receipt by the Company of 65 days’ notice in writing from the registered holder of such Class C ordinary share to convert such Class C ordinary share, or (ii) automatically upon the transfer by the registered holder of such Class C ordinary share, whether or not for value, to a third party, except for transfers to a nominee or “affiliate” (as such term is defined in the Securities Exchange Act of 1934, as amended) of such holder in a transfer that will not result in a change in beneficial ownership or to a person that already holds Class A ordinary shares. At March 31, 2019 and December 31, 2018, there are no Class C ordinary shares issued or outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law. The holders of Class C ordinary shares will not have the right to vote in general meetings of the Company.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there are no preference shares issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares and Class C ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial Anchor Investors who purchased such warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than such Anchor Investors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. See Note 5.

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

On March 28, 2019, the Company announced that its Board of Directors had approved a warrant repurchase program, authorizing the Company to repurchase Public Warrants.  The Board of Directors authorized an aggregate expenditure of up to $10 million for this program.  Pursuant to the approved repurchase plan, repurchases may be made by the Company from time to time in open-market or privately-negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. Under the repurchase program, there is no time limit for repurchases, nor is there a minimum number of Public Warrants that the Company intends to repurchase. Public Warrants that are repurchased by the Company will be cancelled and retired. This repurchase program may be suspended or discontinued at any time without prior notice.

NOTE 9. TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. The Trust also maintains a cash account totaling $4,059 as of March 31, 2019. At March 31, 2019, cash and marketable securities held in the Trust Account totaled $306,893,588 and is included in the asset section on the condensed consolidated balance sheets.

The gross holding gains and fair value of held-to-maturity securities at March 31, 2019 are as follows:

	Held-To-Maturity	Carrying Value at March 31, 2019	Gross Unrealized Holding Loss	Quoted prices in Active Markets (Level 1)
March 31, 2019	U.S. Treasury Securities (Mature on 4/18/2019)	$306,889,529	$(9,620)	$306,879,909

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context otherwise requires, all references in this Quarterly Report to the “Company”, “we”, “us”, “our” or similar words or phrases are to One Madison Corporation, a Cayman Islands exempted company, and references to the “Sponsor” refer to One Madison Group, LLC, a Delaware limited liability company, in which our founder, Omar M. Asali, together with certain affiliates, holds a controlling 80% ownership interest. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “forecast,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Consent of Forward Contract Parties

On November 12, 2018, subsequently amended and concurrently with the execution of the Stock Purchase Agreement, the Company entered into (the “FPA Consent”) with parties to the Forward Purchase Agreements, as amended, dated October 5, 2017 and amended on December 15, 2017 and January 5, 2018, that have committed to purchase substantially all of the Forward Purchase Shares pursuant to which, among other things, the consenting FPA parties consented to the entry into the Stock Purchase Agreement.

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

Warrant Exchange Agreement

On March 27, 2019, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with certain holders (the “Investors”) of the Company’s Private Placement Warrants to purchase Class A shares, par value $0.0001 per share of the Company issued to such Investors on the date of the Company’s initial public offering pursuant to private placement agreements. Under the terms of the Warrant Exchange Agreement, the Private Placement Warrants held by the Investors will be deemed automatically canceled in full and in consideration therefor, the Company will issue to each Investor on a private placement basis, Class A Shares or Class C shares, par value $0.0001 per share, of the Company, based upon an exchange ratio of 10 Private Placement Warrants for one Class A Share or Class C Share, as applicable (the “Warrant Exchange”).

The Investors collectively hold 7,429,256 Private Placement Warrants (out of a total of 8,000,000 outstanding Private Placement Warrants), which will be cancelled in exchange for an aggregate 742,926 Class A shares or Class C shares to be issued pursuant to the Warrant Exchange Agreement. The closing of the Warrant Exchange will occur immediately prior to, and subject to, the closing of the Business Combination.

Other than as specifically discussed, this Quarterly Report does not assume the closing of the Business Combination.

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

In January 2018, the Sponsor transferred 240,000 Founder Shares to the Company’s independent directors at their original purchase price. Subsequently 60,000 of the 240,000 Founder Shares were forfeited back to the Sponsor due to the resignation of one of the Company’s directors in May 2018. In March 2018, following the expiration of the underwriters’ over-allotment option granted in the Initial Public Offering, the Sponsor surrendered 1,125,000 Class B Shares to the Company for no consideration, which the Company cancelled. In October 2018, the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer and 423,000 Founder Shares to certain employees of the Sponsor for aggregate consideration of $3,138, or $0.006 per share. As of March 31, 2019, the Sponsor owned 6,272,000 Class B Shares.

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

Results of Operations and Known Trends or Future Events

We have not generated any operating revenues to date, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. Our entire activity from inception to March 31, 2019 relates to our formation, consummation of the Initial Public Offering, the Strategic Partnership Agreement, the Forward Purchase Agreements, and, since the closing of the Initial Public Offering, the search for a Business Combination candidate and the other transactions describer herein. Our expenses increased since our date of inception, July 13, 2017, as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs and expenses associated with search for and due diligence of, an Initial Business Combination.

For the three months ended March 31, 2019 and 2018, we had net (loss) income of ($4,476,809) and $588,617, respectively, which consisted of interest income held in the Trust Account and Escrow Account offset by total expenses. Total expenses for the three months ended March 31, 2019 and 2018, totaled $6,255,929 and $146,756, respectively, due to increased costs.

Costs increased significantly during the three months ended March 31, 2019 compared to the prior year period due to professional fees, consulting fees, travel, and other cost related to the closing of the Business Combination. If the Business Combination does not close for any reason, significant new additional professional, due diligence and consulting fees and travel costs will be required in connection with any new Initial Business Combination.

Going Concern Considerations and Capital Resources

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, we determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of business on January 22, 2020.

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

Approximately $300,000,000 of the net proceeds from our Initial Public Offering and the Private Placement Warrants was deposited in the Trust Account established for the benefit of our public shareholders. The $300,000,000 of net proceeds held in the Trust Account includes $10,500,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Initial Public Offering upon completion of our Initial Business Combination. Of the gross proceeds from the Initial Public Offering that were not deposited in the Trust Account, $6,000,000 was used to pay the non-deferred portion of the underwriting discounts and commissions in the Initial Public Offering and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses. At March 31, 2019, we had $1,964,516 of cash available outside of the Trust Account and Escrow Account to fund our activities until we consummate an Initial Business Combination.

Concurrently with the execution of the Stock Purchase Agreement on December 12, 2018, the Company issued a $4,000,000 promissory note to certain equity financing sources for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing. The loan is non-interest bearing and payable on the earliest of (a) the date on which a Business Combination is consummated, (b) 30 days after the date on which the Stock Purchase Agreement is terminated in accordance with its terms, and (c) the date that is nine months after the date of the note, December 12, 2018. The note will be used for the purpose of paying working capital expenses, including expenses incurred in connection with the Business Combination. At March 31, 2019, the note totaled $4,000,000 and is included in the liability section on the unaudited Condensed consolidated Balance Sheet.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Related Party Transactions

Founder Shares

Our Sponsor, the BSOF Entities, the Anchor Investors, our independent directors, our Chief Financial Officer, and certain employees of our Sponsor hold an aggregate of 6,272,000, 525,000, 3,750,000, 180,000, 100,000, and 423,000 Founder Shares, respectively, as of March 31, 2019. The Founder Shares will automatically convert into Class A Shares (or Class C Shares, at the election of the holder) on the first business day following the consummation of our Initial Business Combination, however the shareholders holding more than two-thirds of the Class B Shares entered into the Class B Share Consent pursuant to which such shareholders, on behalf of themselves and all other holders of Class B Shares, waived the anti-dilution protection benefiting the Class B Shares under the terms of the existing organizational documents with respect to (i) the Class A Shares and Class C Shares to be issued pursuant to the subscription agreements and (ii) any Class A Shares or Class C Shares to be issued by One Madison in connection with the exchange of any of One Madison’s outstanding private placement warrants.

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

Subsequently, on March 27, 2019, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with certain holders (the “Investors”) of the Company’s Private Placement Warrants to purchase Class A shares, par value $0.0001 per share of the Company issued to such Investors on the date of the Company’s initial public offering pursuant to private placement agreements. Under the terms of the Warrant Exchange Agreement, the Private Placement Warrants held by the Investors will be deemed automatically canceled in full and in consideration therefor, the Company will issue to each Investor on a private placement basis, Class A Shares or Class C shares, par value $0.0001 per share, of the Company, based upon an exchange ratio of 10 Private Placement Warrants for one Class A Share or Class C Share, as applicable (the “Warrant Exchange”).

The Investors collectively hold 7,429,256 Private Placement Warrants (out of a total of 8,000,000 outstanding Private Placement Warrants), which will be cancelled in exchange for an aggregate 742,926 Class A shares or Class C shares to be issued pursuant to the Warrant Exchange Agreement. The closing of the Warrant Exchange will occur immediately prior to, and subject to, the closing of the business combination of Rack Holdings, Inc.

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

Due to Related Parties

In connection with the Initial Public Offering, he Sponsor agreed to loan the Company up to $200,000 for the payment of costs related to the Initial Public Offering pursuant to a promissory note, under which the Company borrowed an aggregate of $148,844 for the payment of such cost. The loan was non-interest bearing, unsecured and was due on the earlier of March 31, 2018 or the closing of the Initial Public Offering. As of March 31, 2019, the Company had repaid all outstanding borrowings under the promissory note from the proceeds of the Initial Public Offering not placed in the Trust Account.

Promissory Note

Concurrently with the execution of the Stock Purchase Agreement on December 12, 2018, the Company issued a $4,000,000 promissory note to certain equity financing sources for the Business Combination under the Forward Purchase Agreements and the Subscription Agreements in exchange for $4,000,000 of financing. The loan is non-interest bearing and payable on the earliest of (a) the date on which a Business Combination is consummated, (b) 30 days after the date on which that certain Stock Purchase Agreement by the Company, Rack Holdings L.P. and Rack Holdings Inc. is terminated in accordance with its terms, and (c) the date that is nine months after the date of the note. The note will be used for the purpose of paying working capital expenses, including expenses incurred in connection with the initial Business Combination. At March 31, 2019, the note totaled $4,000,000 and is included in the liability section on the unaudited interim condensed consolidated balance sheet.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited interim condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in an amount not to exceed $10,000 per month. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. In addition, as described in this Quarterly Report, we have entered into certain additional financing arrangements to be effective upon the completion of our Business Combination. See “Item 1. Condensed consolidated Financial Statements (unaudited) — Note 3.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended March 31, 2019. For additional information refer to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed under the caption “Risk Factors” in our prospectus for our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019 and incorporated by reference herein. Any of the factors described therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Prior to our Initial Public Offering, we issued 8,625,000 Founder Shares to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.003 per share. This number included an aggregate of 1,125,000 ordinary shares that were forfeited since the over-allotment option in the Initial Public Offering was not exercised by the underwriters. Subsequently, our Sponsor transferred 525,000 Founder Shares to the BSOF Entities and 180,000 (60,000 of the original 240,000 Founder Shares transferred to the directors were forfeited back to the Sponsor due to the resignation of a director in May 2018) Founder Shares to the Company’s independent directors. Additionally, in October 2018 the Sponsor sold 100,000 Founder Shares to the Company’s Chief Financial Officer and 423,000 Founder Shares to certain employees of the Sponsor at $0.006 per share. Furthermore, in connection with the Forward Purchase Agreements, we issued to the Anchor Investors an aggregate of 3,750,000 Founder Shares for $0.01 per share prior to our Initial Public Offering. Our Sponsor, the BSOF Entities, the independent directors, our Chief Financial Officer, certain employees of the Sponsor, and the Anchor Investors own 6,272,000, 525,000, 180,000, 100,000, 423,000 and 3,750,000 Founder Shares, respectively, as of March 31, 2019. Substantially concurrently with the consummation of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of 8,000,000 warrants to certain investors at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,000,000.

On January 22, 2018, the Company consummated the Initial Public Offering of 30,000,000 units. Each unit consists of one Class A ordinary share and one-half of one warrant. Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers for the offering and I-Bankers Securities, Inc. acted as the co-manager for the offering. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000, which has been deposited into a Trust Account with Continental Stock Transfer & Trust Company acting as trustee. As of March 31, 2019, there was $306,893,588 remaining in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Warrant Exchange Agreement, dated March 27, 2019, among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2019).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of One Madison Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of One Madison Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 7, 2019

ONE MADISON CORPORATION

By:	/s/ Bharani Bobba
Name: Bharani Bobba
Title: Chief Financial Officer