Form 10-Q
period 2019-06-30
Ranpak Holdings Corp.
filed 2019-08-13
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission file number:	001-38348
Ranpak Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-1377160
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7990 Auburn Road
Concord Township, Ohio 44077
(Address of Principal Executive Offices)

Tel: 440-354-4445
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001 per share	PACK	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A	PACKWS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2019, the registrant had 47,357,632 of its Class A common shares, $0.0001 par value per share, outstanding (which includes 6,847,837 Class A common shares that are subject to an earn-out provision as described in Part 1, Item 1 of this report) and 6,511,293 of its Class C common shares, $0.0001 par value per share, outstanding.

RANPAK HOLDINGS CORP.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2019

Index to Unaudited Condensed Consolidated Financial Statements

RANPAK HOLDINGS CORP.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Successor, for the Period June 3, 2019 through June 30, 2019, Predecessor, for the Period January 1, 2019 through June 2, 2019 and for the Three and Six Months Ended June 30, 2018

Unaudited Condensed Consolidated Balance Sheets - Successor, June 30, 2019 and Predecessor, December 31, 2018
Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity - Successor, for the Period June 3, 2019 through June 30, 2019, Predecessor, for the Period January 1, 2019 through June 2, 2019 and for the Three and Six Months Ended June 30, 2018

Unaudited Condensed Consolidated Statements of Cash Flows - Successor, for the Period June 3, 2019 through June 30, 2019, Predecessor, for the Period January 1, 2019 through June 2, 2019 and for the Six Months Ended June 30, 2018

Notes to the Unaudited Condensed Consolidated Financial Statements

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in millions, except share and per share data)

	Successor	Predecessor
	June 3, 2019 through June 30, 2019	April 1, 2019 through June 2, 2019	January 1, 2019 through June 2, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$16.3	$40.3	$106.4	$65.2	$126.8
Cost of sales	13.0	23.2	61.2	37.1	71.9
Selling, general and administrative	4.9	10.0	23.8	12.1	25.3
Transaction costs	0.3	7.0	7.4	0.2	0.2
Depreciation and amortization	3.0	7.1	17.7	10.6	21.6
Other operating expense, net	0.2	1.2	2.2	0.8	1.5
(Loss) income from operations	(5.1)	(8.2)	(5.9)	4.4	6.3
Interest expense	8.0	12.1	20.2	7.8	14.9
Foreign currency gain	(0.8)	(0.2)	(2.2)	(6.2)	(3.3)
(Loss) income before income taxes	(12.3)	(20.1)	(23.9)	2.8	(5.3)
Income tax (benefit) expense	(1.8)	(4.3)	(4.9)	0.9	(0.4)
Net (loss) income	(10.5)	(15.8)	(19.0)	1.9	(4.9)

Other comprehensive (loss) income:
Foreign currency translation adjustments	4.8	27.0	23.6	(8.8)	(4.4)
Comprehensive (loss) income	$(5.7)	$11.2	$4.6	$(6.9)	$(9.3)

Net (loss) income per share—basic
and diluted

Net (loss) income per share		$(15,807.96)	$(19,195.40)	$1,859.17	$(4,947.32)

Weighted-average shares outstanding		995	995	995	995

Two-class method

Net loss per common stock, Class A and C-basic and diluted	$(0.19)

Weighted average number of Class A and C common stock outstanding, basic and diluted	53,868,925

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Successor	Predecessor
	June 30, 2019	December 31, 2018
ASSETS

Current Assets
Cash and cash equivalents	$11.5	$17.5
Receivables, net	28.2	31.5
Inventories, net	14.1	11.8
Income tax receivable	3.0	3.4
Prepaid expenses and other current assets	2.8	4.1
Total current assets	59.6	68.3

Property, plant and equipment, net	107.0	73.0
Goodwill	464.1	355.7
Intangible assets, net	448.1	293.7
Other assets	3.6	2.0

Total Assets	$1,082.4	$792.7

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$11.2	$12.3
Accrued liabilities and other	10.3	10.8
Current portion of long-term debt	—	4.4
Deferred machine fee revenue	2.7	0.3
Total current liabilities	24.2	27.8

Long-term debt	526.7	494.9
Deferred income taxes	112.9	69.8
Interest rate swap	5.0	—
Other liabilities	2.9	3.8
Total Liabilities	671.7	596.3

Commitments and contingencies — Note 7
Shareholders' Equity
Common Stock, $0.01 par; 1,000 shares authorized; 995 shares issued and outstanding at December 31, 2018	—	—
Class A common stock, $0.0001 par; 200,000,000 shares authorized, 47,357,632 issued and outstanding at June 30, 2019	—	—
Class C common stock, $0.0001 par value, 200,000,000 shares authorized, 6,511,293 issued and outstanding at June 30, 2019	—	—
Additional paid-in capital	428.3	291.4
Accumulated deficit	(22.4)	(69.9)
Treasury stock, zero shares, at June 30, 2019 and 5 shares, at cost, December 31, 2018	—	(1.5)
Accumulated other comprehensive income (loss)	4.8	(23.6)
Total Shareholders' Equity	410.7	196.4

Total Liabilities and Shareholders' Equity	$1,082.4	$792.7
__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions, except share data)

Successor
	Ordinary Shares				Common Stock
	Class A		Class B		Class A		Class C		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 3, 2019	2,770,967	$—	11,250,000	$—	—	$—	—	$—	$16.9	$(11.9)	$—	$5.0

Forward Purchase Shares	15,000,000	—										—
Additional Shares Purchased	16,149,317	—										—
Conversion of Forward Purchase & Additional Shares	(31,149,317)	—			25,454,282	—	5,695,035	—	256.1			256.1
Shares Canceled			(3,854,664)	—					(31.7)			(31.7)
Convert Class B			(7,395,336)	—	6,663,953	—	731,383	—	60.8			60.8
Convert Public Shares					14,581,346	—			119.9			119.9
Convert Private Placement Warrants					658,051	—	84,875	—	6.1			6.1
Public Shares Redeemed	(2,770,967)	—										—
Issue restricted stock units									0.2			0.2
Foreign currency translation											4.8	4.8
Net loss										(10.5)		(10.5)

Balance at June 30, 2019	—	$—	—	$—	47,357,632	$—	6,511,293	$—	$428.3	$(22.4)	$4.8	$410.7

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions, except share data)

Predecessor
	Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount		Accumulated Deficit	Treasury Stock
Balance at January 1, 2018	995	$—	$291.4	$(61.3)	$(1.5)	$(16.3)	$212.3
Net loss				(6.8)			(6.8)
Foreign currency translation						4.5	4.5
Balance at March 31, 2018	995	$—	291.4	(68.1)	(1.5)	(11.8)	210.0
Net income				1.9			1.9
Foreign currency translation						(8.8)	(8.8)
Balance at June 30, 2018	995	$—	291.4	(66.2)	(1.5)	(20.6)	203.1

Balance at January 1, 2019	995	$—	291.4	(69.9)	(1.5)	(23.6)	196.4
Net loss				(3.2)			(3.2)
Foreign currency translation						(3.4)	(3.4)
Balance at March 31, 2019	995	$—	291.4	(73.1)	(1.5)	(27.0)	189.8
Net loss				(15.8)			(15.8)
Purchase of Ranpak Corp.	(995)		(291.4)	88.9	1.5	(47.1)	(248.1)
Foreign currency translation						74.1	74.1
Balance at June 3, 2019	—	$—	$—	$—	$—	$—	$—

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor	Predecessor
	June 3, 2019 through June 30, 2019	January 1, 2019 through June 2, 2019	Six months ended June 30, 2018
Cash Flows from Operating Activities
Net loss	$(10.5)	$(19.0)	$(4.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4.7	26.6	32.2
Amortization of deferred financing costs	0.2	7.5	1.4
Loss on disposal of fixed assets	—	1.0	0.7
Deferred income taxes	(0.4)	0.6	(2.4)
Loss (gain) on derivative contract	5.4	—	(0.7)
Currency gain on foreign denominated notes payable	(0.8)	(2.4)	(3.3)
Restricted stock unit grants	0.2	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(1.1)	3.5	(1.5)
Decrease (increase) in inventory	1.1	(1.3)	0.1
(Increase) decrease in prepaid expenses and other assets	(0.3)	2.7	0.6
Increase in other assets	(0.1)	(1.3)	(1.8)
(Decrease) increase in accounts payable	(25.8)	(2.8)	1.0
Increase (decrease) in accrued liabilities	0.9	7.1	(1.6)
Increase (decrease) in other liabilities	1.9	2.3	(0.1)
Net cash (used in) provided by operating activities	(24.6)	24.5	19.7
Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(2.5)	(9.9)	(15.0)
Other fixed assets	(0.2)	(0.6)	(0.1)
Total capital expenditures	(2.7)	(10.5)	(15.1)
Cash paid for acquisitions	(944.8)	—	—
Patent and trademark expenditures	(0.1)	(0.3)	(0.3)
Net cash used in investing activities	(947.6)	(10.8)	(15.4)
Cash Flows from Financing Activities
Proceeds from issuance of term loans and credit facility	539.0	—	—
Proceeds from sale of common stock	302.4	—	—
Redemption of stock	(158.3)	—	—
Financing costs of debt facilities	(12.6)	—	—
Payments on term loans and credit facility	—	(13.3)	(2.6)
Payment of promissory note	(4.0)	—	—
Net cash provided by (used in) financing activities	666.5	(13.3)	(2.6)
Effect of Exchange Rate Changes on Cash	7.4	(7.7)	(0.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(298.3)	(7.3)	1.6
Cash and Cash Equivalents, beginning of period	309.8	17.5	8.6
Cash and Cash Equivalents, end of period	$11.5	$10.2	$10.2
__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 1 — Nature of Operations

Ranpak Holdings Corp. (formerly known as One Madison Corporation) (the “Company” or “Ranpak”) is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-Commerce and industrial supply chains. Through proprietary protective packaging systems and paper consumables, the Company offers a full suite of protective packaging solutions. The Company’s business is global, with a strong presence in the United States and Europe.

One Madison Corporation ("One Madison") was originally formed as a blank check company incorporated on July 13, 2017 and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. One Madison units, Class A ordinary shares originally sold as part of the units, and warrants originally sold as part of the units sold in the Company’s initial public offering on January 22, 2018 were listed in the New York Stock Exchange (the "NYSE") under the symbols "OMAD.U", "OMAD" and "OMAD.WS", respectively. The Class A ordinary shares and warrants comprising the units began separately trading on February 26, 2018. Upon the closing of the business combination (the "Closing") as described below, these shares and warrants that were converted as part of the transaction, began trading under the symbols "PACK" and "PACK WS", respectively.

On June 3, 2019, the Company, consummated a business combination (the “Ranpak Business Combination”) pursuant to the Stock Purchase Agreement dated December 12, 2018 by and among the Company, Rack Holdings L.P., a Delaware limited partnership (“Seller”), and Rack Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of Seller (“Rack Holdings”). The Company, through its wholly owned subsidiary, Ranger Packaging LLC (the “Acquiring Entity”), acquired all of the issued and outstanding equity interests of Rack Holdings from Seller, on the terms and subject to the conditions set forth in the Stock Purchase Agreement. Refer to Note 4 for further discussion of the Ranpak Business Combination. In connection with the Ranpak Business Combination, the Company domesticated to a Delaware corporation on May 31, 2019 and changed its name to Ranpak Holdings Corp.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements— These unaudited condensed consolidated interim financial statements should be read in conjunction with Ranpak Holdings Corp.'s audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2018, 2017, and 2016 and Rack Holdings' audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2018, 2017, and 2016, which are included in the Company’s Form 10-K for the year ended December 31, 2018 and the Company’s Registration Statement on Form S-4, as amended (File No. 333-230030), respectively .
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to interim financial information. Accordingly, the interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading.
The interim condensed consolidated financial statements are unaudited, but in the Company’s opinion include all adjustments that are necessary for a fair statement of operations for the periods presented. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

Predecessor and Successor Reporting—On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, pursuant to the Stock Purchase Agreement, and now owns 100% of Rack Holdings Inc. and its wholly owned subsidiaries. The Ranpak Business Combination is accounted for under the scope of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) as One Madison was deemed to be the accounting acquirer while Rack Holdings was deemed the "Predecessor". Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (See Note 4).

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

The financial statements separate the Company’s presentation into two distinct periods. The period before the Closing of the Ranpak Business Combination (labeled Predecessor Period) depicts the financial statements of Rack Holdings, and the period after the Closing (labeled Successor Period) depicts the financial statements of the Company, including the consolidation of One Madison with Rack Holdings and application of acquisition method of accounting. As a result of the application of the acquisition method of accounting as of the Closing, the financial statements for the Predecessor Periods and for the Successor Period are presented on a different basis of accounting and are, therefore, not comparable.

Principles of Consolidation—The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material.

Emerging Growth Company—Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
New Accounting Standards Issued and Not Yet Adopted—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB has issued several additional ASUs since this time that add additional clarification to certain issues existing after the original ASU was released. All the related ASUs are effective for the Company’s annual reporting period beginning January 1, 2019, and interim reporting periods within annual reporting periods beginning on January 1, 2020. The new standard could change the amount and timing of revenue and costs for certain significant revenue streams, increase areas of judgment and related internal controls requirements, change the presentation of revenue for certain contract arrangements, and possibly require changes to the Company’s software systems to assist in both internally capturing accounting differences and externally reporting such differences through enhanced disclosure requirements.
The standards permit the use of either the retrospective or cumulative effect transition method. The Company will adopt the modified retrospective method where it will have to recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings while prior period amounts will not be adjusted and will continue to be reported in accordance with the Company’s legacy accounting under ASC 605. The Company has assigned both internal and external consulting resources to assist in its evaluation and is finalizing its evaluation of the impact of the standard. As part of its ongoing evaluation, the Company is assessing the impact of the Company's accounting for arrangements that include variable consideration (i.e. discounts, credits, and milestone payments) and multiple performance obligations. Currently, the Company's revenue is generated from arrangements with distributors and end users involving combinations of product and user fees that are evaluated under ASC 605-25 and ASC 840. The majority of the Company’s revenues is derived from the sale of its primary product, paper consumables. The Company currently allocates revenue between the lease and non-lease component of its arrangements which is consistent with the requirements under ASC 606. As such, the Company does not anticipate any material impact from the allocation of transaction price among the lease and non-lease components.
Within its arrangements, the Company has variable consideration including but not limited to discounts and credits.  Impacts associated with variable consideration under its arrangements such as discounts and credits are not material as the Company is currently accounting for this consideration consistent with the new standard. The Company preliminarily reviewed its sales commission policies to determine impact under ASC 606 and does not anticipate a material impact to its financial statements as

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

the commissions currently being paid are immaterial to the Company’s financial statements. In addition, the Company expects that the changes in accounting for contingent milestone payments will have an effect on the future accounting treatment for the arrangements under the End of Line Automation Neopack Solutions S.A.S dba e3Neo (“e3Neo”) product line. The previous accounting guidance contained specific guidance related to the accounting for milestone payments including, if certain criteria were met, the ability to recognize all consideration related to the milestone once that milestone was achieved. The revenue ASUs do not contain guidance specific to milestone payments, thereby requiring potential milestone payments to be considered in accordance with the overall revenue recognition model. As a result, revenue from contingent milestone payments may be recognized earlier under the revenue ASUs than under the existing guidance, based on an assessment of the probability of achievement of the milestones and the likelihood of a significant reversal of such revenue at each reporting date. Revenue from the end of line automation (e3Neo) product line was less than 5% of total revenues in 2018 so the Company does not expect a material impact from any change in accounting for this product line. The Company is also evaluating any changes in balance sheet classification under ASC 606 and has not currently identified any changes. While the Company continues to assess the potential impacts of the new standard, including the areas described above, it cannot reasonably estimate the impact of the new standard on its consolidated financial statements and related notes.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early adoption is permitted. The Company is assessing the potential impact of the new standard on the consolidated financial statements and currently plans to adopt this guidance on January 1, 2020.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is assessing the potential impact of the new standard on the consolidated financial statements.
Note 3 — Supplemental Balance Sheet Data
Accounts Receivable—The allowance for doubtful accounts was as follows:

	Successor	Predecessor
	June 30, 2019	December 31, 2018
Allowance for doubtful accounts	$(0.2)	$(0.2)

Inventories—The components of inventories were as follows at:

	Successor	Predecessor
	June 30, 2019	December 31, 2018
Inventories
Raw materials	$9.1	$4.1
Finished goods	5.4	8.0
Total inventories	14.5	12.1
Less reserve for obsolescence	(0.4)	(0.3)
Total inventories, net	$14.1	$11.8

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Property, Plant and Equipment—Depreciation expense is recorded in cost of sales and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Successor	Predecessor
	June 3, 2019 through June 30, 2019	April 1, 2019 through June 2, 2019	January 1, 2019 through June 2, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Depreciation expense included in cost of sales	$1.7	$3.4	$8.9	$5.3	$10.6
Depreciation expense included in depreciation and amortization expense	0.1	0.3	0.7	0.2	0.6
Total Depreciation expense	$1.8	$3.7	$9.6	$5.5	$11.2

Note 4 — Acquisition
Ranpak Business Combination—On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings pursuant to the Stock Purchase Agreement for consideration of $798.9 million and €140.0 million ($160.8 million) in cash, (A) $341.5 million and €140.0 million of which was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the Stock Purchase Agreement and (B) the remainder of which was paid to Seller. The purchase price paid at Closing was estimated and will be subject to customary post-Closing adjustments which would include an adjustment for net working capital.

The Ranpak Business Combination is accounted for under ASC 805. Pursuant to ASC 805, the Company has been determined to be the accounting acquirer. Refer to Note 2 for more information. Rack Holdings constitutes a business with inputs, processes, and outputs. Accordingly, the acquisition of Rack Holdings constitutes the acquisition of a business for purposes of ASC 805 and due to the change in control of Rack Holdings was accounted for using the acquisition method. The Company recorded the fair value of assets acquired and liabilities assumed from Rack Holdings.

The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of June 30, 2019, the Company is evaluating the adjustment for net working capital as part of the purchase price paid at Closing and the fair value of the acquired intangible assets and equipment. As such, to the extent of these estimates, the purchase price allocation is preliminary and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Any adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

The following represents the preliminary purchase price allocation for the Ranpak Business Combination:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Amount
Total Consideration, net of cash acquired	$944.9

Cash and cash equivalents	10.1
Accounts receivable	28.2
Inventories	15.1
Property, plant and equipment	105.5
Other assets	4.8
Intangible assets	450.9
Total identifiable assets acquired	614.6
Accounts payable	8.6
Accrued expenses	7.4
Other liabilities	3.8
Deferred tax liabilities	112.8
Net identifiable liabilities acquired	132.6
Goodwill	$462.9

Intangible assets and property, plant and equipment balance comprise the following:

	Preliminary Fair Value	Remaining Useful Lives
Trade Names/Trademarks	$62.0	15 years
Patented/Unpatented Technology	192.3	10 years
Customer/Distributor Relationships	196.6	15 years
Total Preliminary Fair Value	$450.9

Machinery and Equipment	$94.8	5 years
Buildings and Improvements	6.6	15 years
Land	4.1	N/A
Total Preliminary Fair Value	$105.5

The preliminary fair values for the trade names/trademarks, and patented/unpatented technology were determined using the Relief-from-Royalty Method, which is a combination of an Income Approach and Market Approach. The preliminary fair value for customer/distributor relationships was determined using the Multi-Period Excess Earnings Method, which is an Income-based Approach.
The preliminary fair value for land was determined using Sales Comparison and Cost Approaches, depending on location. The preliminary fair value for machinery and equipment, and buildings and improvements were determined using a Cost Approach, considering physical deterioration when determining current reproduction costs.
The preliminary estimates of remaining useful lives for the intangible assets and property, plant, and equipment were determined by assessing the period of economic benefit of the asset.

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the assembled workforce, new customers and the replacement of customer and technology attrition. Goodwill is not amortized for tax purposes.

Transaction costs incurred in the Ranpak Business Combination totaled $48.0 million. Of this amount, $12.6 million was classified as debt issuance costs, including $1.7 million presented as assets and $10.9 million presented as a reduction to debt within the condensed consolidated balance sheets. Transaction costs of $0.3 million were expensed in the Successor Period, $7.0 million was expensed in the Predecessor Period from April 1, 2019 through June 2, 2019 and $0.4 million was expensed in the

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Predecessor Period from January 1, 2019 through March 31, 2019 within income from operations in the condensed consolidated statement of operations.

Amount
Deferred financing costs	$12.6
Transaction costs	25.6
Payment of accrued transaction costs	9.8
Total	$48.0

Debt issuance costs:
Presented as reduction to debt	$10.9
Presented as asset	1.7
Total Debt issuance costs	$12.6

The following information represents the unaudited supplemental pro forma results of the Company’s condensed consolidated statement of operations as if the Ranpak Business Combination occurred on January 1, 2018, for the three months and six months ended June 30, 2019 and 2018, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales	$59.9	$65.2	$126.5	$126.8

Net (loss) income	$(6.1)	$1.8	$(8.6)	$(4.9)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented and are not necessarily indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.
Neopack Acquisition—On February 28, 2017, pursuant to the Share Purchase Agreement (“e3NEO Purchase Agreement”) the Predecessor acquired all of the capital stock of Neopack Solutions S.A.S. dba e3NEO.
The e3NEO Purchase Agreement contained a contingent consideration arrangement that required the Company to pay e3NEO a “Next Generation Machine Payment”, which was computed by the Company based on certain criteria established in the e3NEO Purchase Agreement. The criteria included, but were not limited to, the design and development by e3NEO of a prototype of the “Next Generation Machine” as defined in the e3NEO Purchase Agreement. The maximum amount payable, $1.1 million, was recorded as contingent consideration, of which $0.8 million was paid in the six months ended June 30, 2018, and the remainder of the balance was paid prior to December 31, 2018.
Additionally, the e3NEO Purchase Agreement contains an earn-out provision whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million (the “Minimum Earn-Out Amount”), and (ii) the trailing twelve (12) month earnings before income taxes, depreciation and amortization of the business calculated as of December 31, 2020 multiplied by forty-eight percent (48%). The earn-out payment, if and to the extent earned, shall be paid in accordance with the terms of the e3NEO Purchase Agreement. In order to be eligible to receive the Minimum Earn-Out Amount pursuant the e3NEO Purchase Agreement, e3NEO must have caused the business to receive purchase orders from customers and receive sign-off from such customers upon completion of a successful factory acceptance test, for at least twenty (20) Next Generation

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Machines on or before December 31, 2019 subject to the reasonable approval of the Company. At June 30, 2019 and December 31, 2018, the Company determined the seller would likely be entitled to receive the Minimum Earn-Out Amount of $2.6 million payable in 2020, and as a result, has included the amount payable in other non-current liabilities on the consolidated balance sheet at June 30, 2019 and December 31, 2018.
Note 5 — Long-Term Debt
Successor
In connection with the Closing of the Ranpak Business Combination, Ranger Pledgor LLC ("Holdings"), Ranger Packaging LLC (the "US Borrower") and Ranpak B.V (the "Dutch Borrower" and together with the US Borrower, the "Borrowers"), entered into a First Lien Credit Agreement that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($159.2 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures seven years after the closing date and the Revolving Facility matures five years after the Closing Date. As of June 30, 2019, no amounts are outstanding under the Revolving Facility.
At June 30, 2019 long-term debt consisted of the following:

First Lien Dollar Term Facility	$378.2
First Lien Euro Term Facility (140 million Euro)	159.2
Revolving Facility	—
Total Debt	$537.4
Less deferred financing costs, net	(10.7)
Less current portion	—
Long-term debt	526.7

Deferred financing costs represent costs incurred in connection with the issuance or amendment of the Company’s debt agreements. Deferred financing costs are amortized over the terms of the related debt, using the effective interest method, and recognized as a component of interest expense in the consolidated statements of operations and comprehensive loss.
Borrowings under the Facilities, at the Borrowers' option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 4.00% with respect to eurocurrency borrowings and 3.00% with respect to base rate borrowings (in each case, assuming a first lien net leverage ratio of greater than or equal to 5.00:1.00), subject to a leverage-based stepdown.
In connection with the debt financing, the Company, entered into a business combination contingent interest rate swap in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the Facilities. The fixed rate payable under the swap was 2.5634%. The interest rate swap became effective and was novated to the Company on the closing date in the amount of $4.7 million and will mature on June 3, 2022.
The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility.
The Facilities will provide the Borrowers with the option to increase commitments under the Facilities in an aggregate amount not to exceed the greater of $95.0 million and 100% of trailing-twelve months Consolidated EBITDA (as defined in the definitive documentation with respect to the Facilities), plus any voluntary prepayments of the debt financing (and, in the case of the Revolving Facility, to the extent such voluntary prepayments are accompanied by permanent commitment reductions under the Revolving Facility), plus unlimited amounts subject to the relevant net leverage ratio tests and certain other conditions.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

The obligations of (i) the US Borrower under the Facilities and certain of its obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by Holdings and each existing and subsequently acquired or organized direct or indirect wholly-owned US organized restricted subsidiary of Holdings (together with Holdings, the “US Guarantors”) and (ii) the Dutch Borrower under the Facilities are unconditionally guaranteed by the US Borrower, the US Guarantors and each existing and subsequently acquired or organized direct or indirect wholly-owned Dutch organized restricted subsidiary of Holdings (the “Dutch Guarantors”, and together with the US Guarantors, the “Guarantors”), in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that obligations of the US Borrower and US Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.

The Facilities imposed restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock (ii) prepay, redeem or purchase other debt (iii) incur liens (iv) make loans, guarantees, acquisitions and other investments (v) incur additional indebtedness (vi) engage in sale and leaseback transactions (vii) amend or otherwise alter debt and other material agreements (viii) engage in mergers, acquisitions and asset sales (ix) engage in transactions with affiliates and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. The Company was in compliance with all of its financial covenants as of June 30, 2019.
Predecessor
At December 31, 2018, long-term debt consisted of the following:

Predecessor

First Lien Term Loan B - United States Dollar based facility with interest based on one month adjusted Eurodollar plus margin. Interest rate was 5.77% at December 31, 2018	$253.6
First Lien Term Loan B - Euro based facility with interest based on one month adjusted EURIBOR plus margin. Interest rate was 4.25% at December 31, 2018	172.4
Second Lien US$ Tranche with interest based on one month adjusted Eurodollar plus margin. Interest rate was 9.71% at December 31, 2018	80.5
Total debt	506.5
Less deferred financing costs	(7.2)
Less current portion (First Lien)	(4.4)
Long-term debt	$494.9

Deferred financing costs represent costs incurred in connection with the issuance or amendment of the Company’s debt agreements. Deferred financing costs are amortized over the terms of the related debt, using the effective interest method, and recognized as a component of interest expense in the consolidated statements of operations and comprehensive loss. At the Closing of the Ranpak Business Combination, Rack Holdings' existing debt, which amounted to approximately $495.0 million, was repaid in full. At the date of the transaction, the remaining $6.3 million of deferred finance costs were written-off.
Amortization and accumulated amortization of deferred financing costs was as follows:

	Successor	Predecessor
	June 3, 2019 through June 30, 2019	April 1, 2019 through June 2, 2019	January 1, 2019 through June 2, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Amortization of deferred financing costs	$0.2	$6.8	$7.5	$0.6	$1.4

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Successor	Predecessor
	June 30, 2019	December 31, 2018
Accumulated amortization of deferred financing costs	$0.2	$15.5

Note 6 — Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full year for its operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate was as following:

	Successor	Predecessor
	June 3, 2019 through June 30, 2019	April 1, 2019 through June 2, 2019	January 1, 2019 through June 2, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Effective tax rate	14.7%	21.5%	20.5%	32.8%	7.7%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to a jurisdictional mix of income between periods. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Pursuant to the Ranpak Business Combination discussed in detail in Note 4, the Company has preliminarily estimated the fair market value of assets and liabilities, including the impact on the deferred tax assets and liabilities in accordance with the guidance under ASC 805. The deferred tax assets and liabilities are provisional as the valuation analysis is not complete. The provisional deferred tax assets and liabilities will be adjusted accordingly with any changes to the fair market value of the underlying assets and liabilities. The provisional deferred tax assets and liabilities adjustment was a net increase in the deferred tax liability of $50.8 million.
The Company files income tax returns in the United States and various foreign, state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, foreign, and state and local income tax examination by tax authorities for years ended before 2013.

Note 7 — Commitments and Contingencies
Profit Interests—Certain members of the Company’s management team were granted profit interests in the Seller, Rack Holdings' former parent company, that allow for them to share in the eventual profits at a future date after giving preference to preferred and common shareholders upon a liquidity event. The return on such profit interests is dependent upon the achievement of predefined internal rate of return targets, and is also subject to time vesting based on years of service. As of June 30, 2019, certain members of the Company's management team were paid approximately $2.8 million related to the profit interests agreement and the Company has determined recording these payments in neither the Successor Period nor Predecessor Period is appropriate. This conclusion is based on these expenses being related the Ranpak Business Combination which is a change-in-control event.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 8 - Derivative Instruments
The Company uses derivatives as part of the normal business operations to manage its exposure to fluctuations in interest rates associated with variable interest rate debt. The Company has established policies and procedures that govern the risk management of these exposures. The primary objective in managing these exposures is to decrease the volatility of cash flows affected by changes in interest rates.
Interest Rate Swap
On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200 million to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The interest rate swap became effective on the Closing of the Ranpak Business Combination and will terminate on the third anniversary of the Closing. The interest rate swap economically converts a portion of the variable rate debt to fixed rate debt. The Company receives floating interest payments monthly based on one-month LIBOR, and pays a fixed rate of 2.5634% to the counterparty.

The Company does not apply hedge accounting to the interest rate derivative. Changes in fair value are recorded to interest expense. The fair value of the hedging instrument is a liability of $5.4 million consisting of a long-term liability of $5.0 million, a short-term liability of $0.4 million as of June 30, 2019 with corresponding charges recorded as a component of interest expense. The Company recognized a loss of $(5.4) million in interest expense in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the period of June 3, 2019 through June 30, 2019. No gains or losses were recognized prior to June 3, 2019.
Note 9 — Fair Value Measurement
Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

▪	Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

▪
Level 2 — Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

▪	Level 3 — Unobservable inputs that are supported by little or no market activities.
The carrying values of cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of June 30, 2019 and December 31, 2018. The carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of the Company's financial instruments as of June 30, 2019 and December 31, 2018:

Successor
	Carrying Amount	Fair Value	Fair Value Measurements
As of June 30, 2019			Level 1	Level 2	Level 3

Long-term debt	$526.7	$526.7	$—	$526.7	$—
Derivative liability	5.4	5.4	—	5.4	—
Earn-out contingent liability	2.6	2.6	—	—	2.6

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Predecessor
	Carrying Amount	Fair Value	Fair Value Measurements
As of December 31, 2018			Level 1	Level 2	Level 3

Long-term debt	$499.3	$499.3	$—	$499.3	$—
Derivative liability	—	—	—	—	—
Earn-out contingent liability	2.6	2.6	—	—	2.6

The valuation techniques and inputs used for fair value measurements categorized within Level 2 and Level 3 include quoted comparable prices from market inputs and significant unobservable inputs that are not corroborated by market data. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows or option pricing models using the Company’s own estimates and assumptions or those expected to be used by market participants. The Company determines its valuation policies and procedures and analyzes changes in fair value measurements from period to period by using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.

The fair value of outstanding long-term debt is estimated at $526.7 million as of June 30, 2019 based on prices and other relevant information generated by market transactions involving identical or comparable debt instruments, which represents a Level 2 measurement. Derivative positions are classified within level 2 of the valuation hierarchy as they are valued using quoted market prices for similar assets and liabilities in active markets. These level 2 derivatives are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjusts for credit risk. The fair value of the earn-out contingent liability is estimated at $2.6 million as of June 30, 2019 based on contractual terms, which represents a Level 3 measurement. For fair value measurements categorized within Level 3 of the fair value hierarchy, the amount of the total gains or losses for the period included in earnings (or changes in net assets) that is attributable to the change in unrealized gains or losses relating to those assets and liabilities held at the end of the reporting period is $0.0 million.

Note 10 — Shareholders’ Equity

Capital Stock—The Company is authorized to issue 426,000,000 shares of capital stock, consisting of (i) 200,000,000 shares of Class A common stock, par value $0.0001 per share, (ii) 25,000,000 shares of Class B common stock, par value $0.0001 per share, and (iii) 200,000,000 shares of Class C common stock, par value $0.0001 per share and (iv) 1,000,000 shares of preferred stock, par value $0.0001 per share.

Common Shares—Each holder of Class A Common Stock ("Class A") is entitled to one vote for each Class A share held of record.  Holders of shares of Class C Common Stock ("Class C") have no such voting rights and, as such, shall not have the right to receive notice of, attend at or vote on any matters on which stockholders generally are entitled to vote.  Class C shares have a right of conversion that upon sale or other transfer convert to Class A shares.

Preferred Shares—The Company's charter authorizes 1,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of June 30, 2019, the Company had no preferred stock outstanding.

Public Warrants—On January 22, 2018, the Company consummated its IPO of 30,000,000 units, each consisting of one Class A ordinary share and one half of one warrant to purchase one Class A ordinary share, i.e., 15,000,000 warrants in total (the “public warrants”).

Forward Purchase Warrants—On October 5, 2017, on a private placement basis pursuant to individual forward purchase agreements, the Company’s anchor investors agreed to purchase an aggregate of 15,000,000 Class A ordinary shares (or, at each holder’s election, Class C ordinary shares) plus 5,000,000 warrants to purchase shares of Class A ordinary shares (or, at each holder’s election, warrants to purchase shares of Class C ordinary shares) (the “forward purchase warrants”) at a purchase price of $10.00 per ordinary share, with one forward purchase warrant allocated per three forward purchase shares issuable to each

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

investor. The forward purchase shares and forward purchase warrants were issued on June 3, 2019 in connection with the closing of the Ranpak Business Combination.

Private Placement Warrants—On January 17, 2018, certain investors purchased an aggregate of 8.0 million private placement warrants at a price of $1.00 per whole warrant in a private placement that closed simultaneously with the closing of the IPO. On March 27, 2019, the Company entered into a warrant exchange agreement with certain holders of the private placement warrants, pursuant to which 7,429,256 of the outstanding private placement warrants were canceled by the Company in exchange for 742,926 shares of Class A common stock (a 10:1 ratio) in connection with the closing of the Ranpak Business Combination. The private placement warrants (including the shares of Class A common stock or, at the holder’s election, Class C common stock issued upon exercise of the private placement warrants) are not be transferable, assignable or salable until 30 days after the completion of the Ranpak Business Combination, subject to certain exceptions, and they will not be redeemable by the Company so long as they are held by the anchor investors who initially purchased such warrants or their respective permitted transferees.

Terms of the Warrants—Each warrant entitles the registered holder to purchase one share of Class A common stock (or with respect to the forward purchase and private placement warrants, at the election of the holder, one share of Class C common stock) at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the closing of the Ranpak Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the public warrants and a current prospectus relating thereto is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder. Pursuant to the warrant agreement that governs the terms of the warrants, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock (or with respect to the forward purchase warrants, at the election of the holder, one share of Class C common stock). This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire five years after the closing of the business combination, or earlier upon redemption or liquidation.

Once the public warrants and forward purchase warrants are exercisable, the Company may call such warrants for redemption in whole and not in part;

•	At a price of $0.01 per warrant;

•	Upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
If, and only if, the reported last sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Registration Rights—Certain investors were entitled to registration rights pursuant to the forward purchase agreements, subscription agreements, private placement warrant agreements, and the registration rights agreement entered into concurrently with the closing of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Translation adjustment—Translation adjustments recorded are the only component of accumulated other comprehensive gain (loss) in shareholders’ equity. The effects of translating financial statements of foreign operations into the Company’s reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive loss which is net of tax, where applicable. Translation adjustments were as follows:

	Successor	Predecessor
	June 3, 2019 through June 30, 2019	April 1, 2019 through June 2, 2019	January 1, 2019 through June 2, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Translation adjustment	$4.8	$27.0	$23.6	$(8.8)	$(4.4)

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 11 - Stock—Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Awards granted are recognized as compensation expense based on the grant date fair value, estimated in accordance with FASB Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. The grant date fair value is the closing price of the Company's stock on the grant date. Failure to satisfy the threshold service or performance conditions will result in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions will result in a reversal of previously recognized share-based compensation expense so long as the awards are probable of vesting.

The table below summarizes certain data for the Company’s stock-based compensation plans:

June 3, 2019 through June 30, 2019
Compensation expense for all stock based compensation plans	$0.2
Tax (expense) benefits for stock-based compensation	—
Fair value of vested awards	$0.2

The Company’s shareholders approved the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Plan”) at its Annual Meeting of Shareholders on February 20, 2019. The purpose of the 2019 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. The 2019 Plan is an omnibus plan that may provide these incentives through grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company.
As of June 30, 2019, a maximum of 4,118,055 shares may be issued under the 2019 Plan. As of June 30, 2019, 693,454 equity awards have been granted, zero equity awards have been canceled, and zero equity awards vested under the 2019 Plan, leaving 3,424,601 shares available for future awards under the 2019 Plan. Shares issued are new shares which have been authorized and designated for award under the 2019 Plan.

Restricted Stock Units—Restricted stock units represent a right to receive one share of the Company’s common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. Certain restricted stock units vest ratably over a three or two-year period while others vest over a one-year period. The fair value of restricted stock units is determined on the grant date and is amortized over the vesting period on a straight-line basis.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at June 3, 2019	—	$—
Granted	324,979	9.77
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2019	324,979	$9.77

As of June 30, 2019, there was $3.1 million of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through June 3, 2021. Expense recognized due to the vesting of these awards was $0.1 million for the period ended on June 30, 2019.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Performance-Based Restricted Stock Units—Performance-based restricted stock units may vest at the end of a four-year performance period but the level of the awards to be earned at the end of the performance period is contingent upon attainment of specific business performance goals during an initial one-year performance period. If certain minimum performance levels are not attained, no awards will become vested. The awards are variable in that compensation could range from zero to 150% of the 2019 Plan's target contingent on the performance level attained. The fair value of performance-based restricted stock units is determined on the grant date. Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions. The table below includes the maximum number of restricted stock units that may be earned under the 2019 Plan.

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at June 3, 2019	—	$—
Granted	424,031	9.77
Forfeited	—	—
Outstanding at June 30, 2019	424,031	$9.77

As of June 30, 2019, there was $5.5 million of remaining unamortized deferred compensation associated with these performance-based restricted stock units that may be expensed over the remaining service period through January 1, 2022. Expense recognized due to the vesting of these awards was $0.1 million for the period ended on June 30, 2019.

Note 12 - Earnings/Loss per share—

Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method or if-converted method. Diluted EPS excludes potential shares of common stock if their effect is anti-dilutive. If there is a net loss in any period, basic and diluted EPS are computed in the same manner.

The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between different classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company applied the two-class method for EPS when computing net income (loss) per Class A and Class C common shares.

The Predecessor had one class of shares outstanding. As of June 30, 2019, the Company has not issued any instruments that were considered to be participating securities. The Successor’s weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of the Company's (loss) earnings per share:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Successor	Predecessor
(Expressed in $000,000's except per share amounts)	June 3, 2019 through June 30, 2019	April 1, 2019 through June 2, 2019	January 1, 2019 through June 2, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Net income (loss)	$(10.5)	$(15.8)	$(19.0)	$1.9	$(4.9)
Income allocated to participating preferred shares	—	—	—	—	—
Net income (loss) attributable to common stockholders for basic and diluted EPS
	$(10.5)	$(15.8)	$(19.0)	$1.9	$(4.9)

Basic weighted average common shares outstanding
	53,868,925	995	995	995	995
Denominator adjustments for diluted EPS:
Assumed exercise of warrants	—	—	—	—	—
Assumed vesting of RSUs	—	—	—	—	—
Dilutive weighted average common shares outstanding
	53,868,925	995	995	995	995
	—
Earnings (loss) per share attributable to common stockholders:

Basic	(0.19)	(15,807.96)	(19,195.40)	1,859.17	(4,947.32)
Diluted	(0.19)	(15,807.96)	(19,195.40)	1,859.17	(4,947.32)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Successor	Predecessor
	June 3, 2019 through June 30, 2019	April 1, 2019 through June 2, 2019	January 1, 2019 through June 2, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Warrants on Common Stock
(Note 10)	20,570,744	—	—	—	—
Restricted Stock Units
and Performance-based
Restricted Stock Units (Note 11)	693,454	—	—	—	—
	21,264,198	—	—	—	—

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 13 — Related Party
Rack Holdings had a monitoring fee agreement, with Rhone Capital IV L.P., a related party, which required Rack Holdings to pay 1% of projected annual earnings before interest, taxes and depreciation and amortization in advance of each semi-annual period, adjusted retroactively up or down, plus reimbursement of other expenses. As of June 3, 2019, upon the Closing of the Ranpak Business Combination and change in control, this monitoring fee was eliminated. Monitoring fee and reimbursement expenses are included in selling, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for all predecessor periods presented, and were as follows:

	Successor	Predecessor
	June 3, 2019 through June 30, 2019	April 1, 2019 through June 2, 2019	January 1, 2019 through June 2, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Monitoring fee	$—	$0.2	$0.6	$0.4	$0.8

Note 14 — Segment and Geographic Information
In accordance with ASC 280, Segment Reporting, the Company has determined it has two operating segments which are aggregated into one reportable segment, Ranpak. The chief operating decision maker assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The aggregation of the two operating segments is based on the Company’s determination that per ASC 280 the operating segments have similar economic characteristics, and are similar in all of the following areas: the nature of products and services, the nature of production processes, the type or class of customer for their products or provide their services, and the methods used to distribute their products or provide their services. In addition, the operating segments were aggregated for purposes of determining whether segments meet the quantitative threshold for separate reporting.
The Company attributes revenue to individual countries based on the Company’s selling location. The Company’s products are primarily sold from the United States and the Netherlands. The following table presents a summary of total net sales from external customers and long-lived assets by geographic location:

Successor
As of June 30, 2019 and for the period from June 3, 2019 through June 30, 2019	United States	Netherlands	Total
Net revenues	$9.3	$7.0	$16.3
Long-lived assets	$53.0	$54.0	$107.0

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Predecessor
For the period from April 1, 2019 through June 2, 2019	United States	Netherlands	Total
Net revenues	$20.2	$20.1	$40.3
Long-lived assets	33.7	38.2	$71.9

For the period from January 1, 2019 through June 2, 2019
Net revenues	$50.1	$56.3	$106.4

As of June 30, 2018 and for the three months ended June 30, 2018
Net revenues	$33.3	$31.9	$65.2
Long-lived assets	$36.6	$39.9	$76.5

For the six months ended June 30, 2018
Net revenues	$62.1	$64.7	$126.8

As of June 30, 2019 and December 31, 2018, 50.4% and 53.4%, respectively, of the Company’s long-lived assets were located outside of the U.S. The Company’s customers are not concentrated in any specific geographic region. During the Successor period, one customer accounted for approximately 12.5% of total revenues, and for the periods from April 1, 2019 through June 2, 2019 and January 1, 2019 through June 2, 2019, accounted for 9.9% and 8.5% of total revenues, respectively. During the three and six months ended June 30, 2018, one customer accounted for approximately 10.8% and 10.9% of total revenues, respectively.
Note 15 — Subsequent Events
On August 9, 2019, J. Mark Borseth, Chief Executive Officer of Ranpak, resigned from his position effective immediately. Mr. Borseth and the company reached an agreement related to his separation from the Company which pays him approximately $0.8 million related to salary and benefit continuation as well as modifies certain equity grants made to him previously.

Also on August 9, 2019, the Board appointed our Executive Chairman, Omar M. Asali, as Chief Executive Officer of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.   Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q and our Proxy Statement/Prospectus on Schedule 14A, dated May 2, 2019 and filed with the SEC on May 3, 2019, as well as the section entitled, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Ranpak included in the Proxy Statement/ Prospectus. For purposes of this section, "Ranpak", "the Company", "we", or "our" refer to (i) Rack Holdings and its subsidiaries (the "Predecessor") for the period from January 1, 2019 through June 2, 2019 and the three and six month periods ended June 30, 2018 (each referred to herein as a "2019 Predecessor Period") prior to the consummation of the Ranpak business Combination and (ii) Ranpak Holdings Corp. and its subsidiaries (the "Successor ") for the period from June 3, 2019 through June 30, 2019 (the "Successor Period") after the consummation of the Ranpak Business Combination, unless the context otherwise requires. Capitalized terms used and not defined herein have the meanings disclosed in the Proxy Statement/Prospectus.

The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of the Company's control. The Company's actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-commerce and industrial supply chains. Since its inception in 1972, Ranpak has delivered high quality protective packaging solutions, while maintaining its commitment to environmental sustainability. Ranpak assembles its protective packaging systems and provides the systems and paper consumables to customers, which include direct end-users and its network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials. Ranpak operates manufacturing facilities in Concord Township, Ohio; Kansas City, Missouri, Raleigh, North Carolina, and Reno, Nevada in the United States and in Heerlen, the Netherlands and Nyrany, Czech Republic, in Europe. Ranpak also maintains sales and administrative offices in Dijon, France; Paris, France; Shanghai, China; Tokyo, Japan; and Singapore. Ranpak is a global business that generates approximately 51.0% of its net sales for the fiscal year 2018 outside of the United States.

As of June 30, 2019, Ranpak had an installed base of over 100,000 protective packaging systems serving a diverse set of distributors and end-users. Ranpak generated net sales of $56.6 million, and $65.2 million in the combined three months ended

June 30, 2019 and 2018, respectively and $122.7 million, and $126.8 million in the combined six months ended June 30, 2019 and 2018, respectively.

The Ranpak Business Combination

On June 3, 2019, we consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, Inc. (“Rack Holdings”) pursuant to a stock purchase agreement for consideration of $798.9 million and €140.0 million ($160.0 million) in cash, (A) $341.5 million and €140.0 million of which, respectively, was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the stock purchase agreement and (B) the remainder of which was paid to Rack Holdings L.P. ("Seller") The purchase price paid at the closing was estimated and will be subject to a customary post-closing adjustments which the Company anticipates completing in the third quarter of this year.

The Company (then One Madison Corporation) was deemed to be the accounting acquirer in the Ranpak Business Combination, as a result of which the Company allocated its purchase price to Rack Holdings' assets and liabilities at fair value, which created a new basis of accounting. Until the consummation of the Ranpak Business Combination, Rack Holdings operated as a separate business holding all of the historical assets and liabilities related to our business.

The Ranpak Business Combination was financed, in part, with debt of approximately $539.0 million, which became Ranpak’s direct obligation upon the consummation of the Ranpak Business Combination. Upon the consummation of the Ranpak Business Combination on June 3, 2019, Rack Holdings' then-existing debt, which amounted to approximately $495.0 million as of such date, was repaid in full.

Following the Ranpak Business Combination, we expect to hire additional staff and implement procedures and processes to address regulatory and other customary requirements applicable to operating public companies. We expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. We estimate that these incremental costs will amount to $2.0 million or more per year, resulting in higher operating expenses in future periods. The closing of the Ranpak Business Combination also resulted in the elimination of certain non-recurring expenses incurred prior to the Ranpak Business Combination, which amounted to $35.4 million for the six months ended June 30, 2019.
Factors Affecting the Comparability of Ranpak’s Results of Operations

The following factors may have affected the comparability of Ranpak’s results of operations between the periods presented in this Quarterly Report on Form 10-Q and may affect the comparability of its results of operations in future periods.

Effect of Currency Fluctuations—As a result of the geographic diversity of Ranpak’s operations, it is exposed to the effects of currency transaction and currency translation. Currency transaction exposure results when Ranpak generates net sales in one currency at one time and incurs expenses in another currency at another time, or when it realizes gain or loss on intercompany transfers. While Ranpak seeks to limit its currency transaction exposure by matching the currencies in which it incurs sales and expenses, it may not always be able to do so.

In addition, Ranpak is subject to currency translation exposure because the operations of its subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are remeasured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in Ranpak’s income statement. In turn, subsidiary income statement balances that are denominated in currencies other than the U.S. dollar are translated into U.S. dollars, Ranpak’s functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the U.S. dollar are translated into U.S. dollars in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

Ranpak does not currently hedge its foreign currency transaction or translation exposure. As a result, significant currency fluctuations could impact the comparability of its results between periods, while such fluctuations coupled with material mismatches in net sales and expenses could also adversely impact its cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”

Acquisitions—On February 28, 2017, Ranpak acquired e3neo for total consideration of $3.3 million, including contingent consideration of $1.1 million which was paid in full in 2018, plus an earn-out opportunity, which remains pending, whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million and (ii) 48% of the trailing twelve (12) month EBITDA of e3neo calculated as of December 31, 2020, which remains pending. See Note 4 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. While recent acquisitions, such as e3neo, have been relatively small, any significant future business acquisitions may impact the comparability of Ranpak’s results in future periods with those for prior periods.

Seasonality—Ranpak estimates that approximately one-third of its net sales, either directly or to distributors, are destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday quarter. Ranpak’s results tend to follow similar patterns, with the highest net sales typically recorded in its fourth fiscal quarter and the slowest sales in its first fiscal quarter of each fiscal year. Ranpak expects this seasonality to continue in the future, as a result of which its results of operations between fiscal quarters in a given year may not be directly comparable.

Key Performance Indicators and Other Factors Affecting Performance

Ranpak uses the following key performance indicators and monitors the following other factors to analyze its business performance, determine financial forecasts, and help develop long-term strategic plans:

Protective Packaging Systems Base—Ranpak closely tracks the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Ranpak’s installed base of protective packaging systems also drives its capital expenditure budgets. Ranpak's installed base of protective packaging systems was 100.2 thousand units as of June 30, 2019 an increase of 7.1 thousand units, or 7.6% from 93.1 thousand units as of June 30, 2018. The following table presents Ranpak’s installed base of protective packaging systems by product line as of June 30, 2019 and 2018:

(in thousands)	As of June 30,		6/30/2019 vs. 6/30/2018
Protective Packaging Systems	2019	2018	Change	% Change
Cushioning machines	31.9	30.5	1.4	4.6
Void-fill machines	58.3	54.5	3.8	7.0
Wrapping machines	10.1	8.1	1.9	23.4
Total	100.2	93.1	7.1	7.6

Paper Costs—Paper is a key component of Ranpak’s cost of sales and can fluctuate significantly between periods. Ranpak purchases both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables it sells. The cost of paper supplies is Ranpak’s largest input cost, and it negotiates supply and pricing arrangements with most of its paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices Ranpak negotiates with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of Ranpak’s control, including supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for Ranpak’s solutions is competitive and it may be difficult for Ranpak to pass on increases in paper prices to its customers immediately, or at all, which has in the past and could in the future adversely affect its operating results.

Results of Operations

The following tables sets forth Ranpak’s results of operations for the Successor Periods, Predecessor Periods, three and six month periods ended June 30, 2019 on a Predecessor/Successor combined basis, three and six month pro forma periods ended June 30, 2019 and three and six month periods ended June 30, 2018, in millions of dollars.

The Ranpak Business Combination is accounted for under the scope of Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805") as One Madison Corporation was deemed to be the the accounting acquirer while Rack Holdings was deemed the "Predecessor". Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (see Note 4).

The financial statements separate the Company's presentation into two distinct periods. The period before the Closing of the Ranpak Business Combination (labeled Predecessor Period) depicts the financial statements of Rack Holdings, and the period after the Closing (labeled Successor Period) depicts the financial statements of the Company, including the consolidation of One Madison Corporation with Rack Holdings and application of acquisition method of accounting. As a result of the application of the acquisition method of accounting as of the Closing, the financial statements for the Predecessor Periods and for the Successor Periods are presented on a different basis of accounting and are, therefore not comparable.

Due to the Predecessor and Successor periods, for the convenience of readers, we have presented the three and six month periods ended June 30, 2019 on a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor Periods without further adjustment) in order to present a meaningful comparison against the corresponding periods in the three and six months ended June 30, 2018.

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). However, we have also disclosed below EBITDA and adjusted EBITDA, which are non-GAAP financial measures. We have included EBITDA and adjusted EBITDA because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that EBITDA and adjusted EBITDA provide useful information to investors and others in understanding and evaluating the Company's operating results in the same manner as our management and board of directors.

EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA and adjusted EBITDA should not be viewed as substitutes for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and adjusted EBITDA do not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	EBITDA and adjusted EBITDA do not reflect the impact of the recording or release of valuation allowances or tax payments that may represent a reduction in cash available to us;

•	adjusted EBITDA does not take into account any restructuring and integration costs; and

•	other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.

EBITDA—EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; and depreciation and amortization.

Adjusted EBITDA—Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; depreciation and amortization; stock-based compensation expense; expenses related to the Ranpak Business Combination and, in certain periods, certain other income and expense items.

We also believe that adjusting these non-GAAP measures for comparability between the Predecessor, Successor and Pro Forma periods is useful to the user of our financial statements

The unaudited non-GAAP pro forma results of operations for the three and six periods ended June 30, 2019 included in the discussion below are based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted to remove the effect of costs incurred to consummate the Ranpak Business Combination and for purchase accounting adjustments related to the business combination as well as to reflect a constant currency presentation between periods for the convenience of readers.  The non-GAAP measure pro forma ("pro forma") results discussed herein are derived from the combined pro forma financial information presented below under “Presentation and Reconciliation of GAAP to Non-GAAP Measures" for the three and six month periods ended June 30, 2019. The pro forma results included herein have not been prepared in accordance with Article 11 of Regulation S-X.

	Successor		Predecessor				Pro Forma
	June 3, through June 30,		April 1, through June 2,		Three Months Ended June 30,		Three Months Ended June 30,		Change to June 30, 2018

	2019 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)	% Net sales	2019 ($)	% Net sales	$	%
Net sales	16.3		40.3		65.2		59.9		(5.3)	(8.1)
Cost of sales	13.0	79.6	23.2	57.7	37.1	57.0	34.5	57.5	(2.6)	(7.0)
Gross Profit	3.3	20.3	17.1	42.4	28.1	43.1	25.4	42.4	(2.7)	(9.6)
Selling, general and administrative	4.9	29.8	10.0	24.7	12.1	18.5	13.7	22.9	1.7	13.9
Transaction costs	0.3	1.9	7.0	17.4	0.2	0.3	—	—	(0.2)	(94.4)
Depreciation and amortization	3.0	18.4	7.1	17.6	10.6	16.3	9.6	16.1	(1.0)	(9.4)
Other operating expense, net	0.2	1.0	1.2	2.9	0.8	1.3	1.4	2.3	0.6	72.4
Income (loss) from operations	(5.1)	(31.3)	(8.2)	(20.3)	4.4	6.7	0.7	1.2	(3.8)	71.7
Interest expense	8.0	49.0	12.1	30.1	7.8	11.9	8.5	14.2	0.7	9.0
Foreign currency (gain) loss	(0.8)	(5.2)	(0.2)	(0.6)	(6.2)	(9.5)	(1.1)	(1.8)	5.1	(82.2)
Loss before income taxes	(12.3)	(75.5)	(20.1)	(49.9)	2.8	4.3	(6.7)	(11.2)	(9.6)	(342.9)
Income tax benefit	(1.8)	(11.0)	(4.3)	(10.7)	0.9	1.4	(0.6)	(1.0)	(1.5)	(166.5)
Net (loss) income	(10.5)	(64.5)	(15.8)	(39.2)	1.9	2.9	(6.1)	(10.2)	(8.1)	(426.3)
Non-GAAP:
EBITDA	$0.5		$2.6		26.5		16.6		$(9.9)	(59.6)
Adjusted EBITDA					$21.1		$16.9		$(4.2)	(24.9)

	Successor		Predecessor				Pro Forma
	June 3, through June 30,		January 1, through June 2,		Six Months Ended June 30,		Six Months Ended June 30,		Change to June 30, 2018

	2019 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)	% Net sales	2019 ($)	% Net sales	$	%
Net sales	16.3		106.4		126.8		126.5		(0.3)	(0.2)
Cost of sales	13.0	79.6	61.2	57.5	71.9	56.7	72.7	57.5	0.8	1.1
Gross Profit	3.3	20.3	45.2	42.5	54.9	43.3	53.8	42.5	(0.5)	(0.9)
Selling, general and administrative	4.9	29.8	23.8	22.4	25.3	19.9	26.9	21.3	1.6	6.3
Transaction costs	0.3	1.9	7.4	7.0	0.2	0.2	—	—	(0.2)	(94.0)
Depreciation and amortization	3.0	18.4	17.7	16.7	21.6	17.0	20.4	16.1	(1.2)	(5.6)
Other operating expense, net	0.2	1.0	2.2	2.0	1.5	1.2	2.5	2.0	1.0	64.9
Income from operations	(5.1)	(31.3)	(5.9)	(5.5)	6.3	5.0	4.0	3.2	(1.7)	(27.0)
Interest expense	8.0	49.0	20.2	19.0	14.9	11.7	16.6	13.1	1.7	11.4
Foreign currency (gain) loss	(0.8)	(5.2)	(2.2)	(2.0)	(3.3)	(2.6)	(3.0)	(2.4)	0.3	(9.2)
Loss before income taxes	(12.3)	(75.5)	(23.9)	(22.5)	(5.3)	(4.2)	(9.6)	(7.6)	(3.7)	69.8
Income tax benefit	(1.8)	(11.0)	(4.9)	(4.6)	(0.4)	(0.3)	(1.0)	(0.8)	(0.6)	146.5
Net loss	(10.5)	(64.5)	(19.0)	(17.9)	(4.9)	(3.9)	(8.6)	(6.8)	(3.1)	63.3
Non-GAAP:
EBITDA	$0.5		$22.9		$41.8		$37.9		$(3.9)	(9.3)
Adjusted EBITDA					$39.2		$36.3		$(2.8)	(7.2)

Comparison of Successor Period (June3, 2019 to June 30, 2019), 2019 Q2 Predecessor Period (April 1, to June 2, 2019), Three Months Ended June 30, 2018 and Pro Forma Three Months Ended June 30, 2019

Net sales

The following table and the discussion that follows compares Ranpak’s net sales by geographic region and by product line for the three and six months ended June 30, 2019 and 2018:

	Successor		Predecessor				Pro Forma
	June 3, through June 30,		April 1, through June 2,		Three Months Ended June 30,		Three Months Ended June 30,		Change to June 30, 2018
	2019 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)	% Net sales	2019 ($)	% Net sales	$	%
North America	9.3	57.1	20.2	50.1	33.3	51.1	29.8	49.7	(3.5)	(10.5)

Europe/Asia	7.0	42.9	20.1	49.9	31.9	48.9	30.1	50.3	(1.8)	(5.6)

Total	16.3	100.0	40.3	100.0	65.2	100.0	59.9	100.0	(5.3)	(8.1)

Cushioning machines	8.0	49.1	16.8	41.7	26.9	41.3	24.9	41.5	(2.0)	(7.4)

Void-Fill machines	8.0	49.1	16.2	40.2	27.9	42.8	24.4	40.8	(3.5)	(12.5)

Wrapping machines	1.4	8.6	3.8	9.4	4.3	6.6	5.2	8.6	0.9	21.0

Other	(1.1)	(6.7)	3.5	8.7	6.1	9.4	5.4	9.0	(0.7)	(11.6)
Total	16.3	100.0	40.3	100.0	65.2	100.0	59.9	100.0	(5.3)	(8.1)

	Successor		Predecessor				Pro Forma
	June 3, through June 30,		January 1, through June 2,		Six Months Ended June 30,		Six Months Ended June 30,		Change to June 30, 2018
	2019 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)	% Net sales	2019 ($)	% Net sales	$	%
North America	9.3	57.1	50.1	47.1	62.1	49.0	59.8	47.3	(2.3)	(3.7)

Europe/Asia	7.0	42.9	56.3	52.9	64.7	51.0	66.7	52.7	2.0	3.1

Total	16.3	100.0	106.4	100.0	126.8	100.0	126.5	100.0	(0.3)	(0.2)

Cushioning machines	8.0	49.1	46.4	43.6	53.7	42.4	54.5	43.1	0.8	1.5

Void-Fill machines	8.0	49.1	42.7	40.1	53.7	42.4	51.0	40.3	(2.7)	(5.0)

Wrapping machines	1.4	8.6	8.8	8.3	8.1	6.4	10.2	8.1	2.1	25.9

Other	(1.1)	(6.7)	8.5	8.0	11.3	8.9	10.8	8.5	(0.5)	(4.4)
Total	16.3	100.0	106.4	100.0	126.8	100.0	126.5	100.0	(0.3)	(0.2)

Net sales were $16.3 million in the Successor Period, $40.3 million in the 2019 2Q Predecessor Period and $65.2 million in the three month period ended June 30, 2018.  Net sales for the combined three month period ended June 30, 2019 was $56.6 million, a decrease of $(8.6) million or (13.2)% from $65.2 million for the three month period ended June 30, 2018.  The decrease in our combined net sales was a result of a decrease in the volume of Ranpak’s paper consumable products of approximately 9.4 pp and a 1.5 pp decrease in sales of automated box sizing equipment offset by an increase in the price of Ranpak's paper consumable products which contributed a 4.8 pp increase in sales. The decrease in our combined net sales resulted from a $2.6 million fair-value purchase accounting adjustment related to deferred revenue for user fees and packaging systems, a decrease in cushioning and void-fill net sales, partially offset by wrapping net sales.   Cushioning decreased $(2.0) million, or (7.4)%, to $24.9 million from $26.9 million, void-fill decreased $(3.5) million, or (12.5)%, to $24.4 million from $27.9 million, wrapping increased $0.9 million, or 21.0%, to $5.2 million from $4.3 million, while other sales decreased $(0.7) million, or (11.6)% to $5.4 million from $6.1 million, in each case for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Other net sales includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Ranpak’s pro forma consolidated net sales decreased $(4.2) million or (6.5)% for three months ended June 30, 2019 to $59.9 million from $64.1 million in the three month period ended June 30, 2018, after removing the effect of the fair value adjustment and adjusting to a constant currency in both periods.

Net sales in North America were $9.3 million in the Successor Period, $20.2 million in the 2019 2Q Predecessor Period and $33.3 million in the three month period ended June 30, 2018. Net sales in North America were $29.5 million for the combined three month period ended June 30, 2019, a decrease of $(3.8) million or (11.5)% from $33.3 million for the three month period ended June 30, 2018. Pro forma net sales in North America were $29.8 million in the three months ended June 30, 2019, a decrease of $(3.5) million, or (10.5)%, from $33.3 million for the three month period ended June 30, 2018. The decrease was attributable to a decline in cushioning and void-fill volumes, partially offset by an increase in prices and an increase in wrapping sales.

Net sales in Europe/Asia were $7.0 million in the Successor Period, $20.1 million in the 2019 2Q Predecessor Period and $31.9 million in the three month period ended June 30, 2018. Net sales in Europe/Asia were $27.1 million for the combined three month period ended June 30, 2019, a decrease of $(4.8) million or (15.0)% from $31.9 million for the three month period ended June 30, 2018. Pro forma net sales in Europe/Asia were $30.1 million in the three months ended June 30, 2019, an decrease of $(0.7) million, or (2.1)%, from $30.8 million for the three month period ended June 30, 2018, on a constant currency basis, driven primarily by a decline in cushioning and automation, offset by growth in wrapping. We believe the slowdown in growth was driven by a shift in sales to the first quarter of 2019 as customers attempted to mitigate price increases in Europe.

Cost of Sales

Cost of sales were $13.0 million in the Successor Period, $23.2 million in the 2019 2Q Predecessor Period and $37.1 million in the three month period ended June 30, 2018. Cost of sales for the combined three month period ended June 30, 2019 was $36.2 million, a decrease of ($0.9) million or (2.5%) from $37.1 million for the three month period ended June 30, 2018 due to decreases in volume, offset by a fair value purchase accounting adjustment of $2.1 million related to a step-up in inventory costs and an increase in the price of paper. Pro forma cost of sales decreased by $(2.0) million, or (5.6)%, to $34.5 million in the three months ended June 30, 2019 from $36.5 million for the three month period ended June 30, 2018 after removing the effect of the fair value adjustment and adjusting to a constant currency in both periods. As a result, on a pro forma basis, net sales minus cost of sales as a percentage of net sales decreased by (0.5) percentage point (pp) to 42.5% in the three months ended June 30, 2019 from 43.0% for the comparable period in 2018.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses were $4.9 million in the Successor Period, $10.0 million in the 2019 2Q Predecessor Period and $12.1 million in the three month period ended June 30, 2018. SG&A expenses for the combined three month period ended June 30, 2019 was $14.8 million, an increase of $2.7 million or 22.7% from $12.1 million for the three month period ended June 30, 2018 due to severance costs, the write-off of certain insurance policies related to the Predecessor, increased support of growth initiatives and increased costs associated with being a public company. Pro forma SG&A expenses increased by $1.9 million, or 16.4%, to $13.7 million in the three months ended June 30, 2019 from $11.8 million for the comparable period in 2018 adjusting to a constant currency in both periods. As a percentage of net sales, pro forma SG&A increased to 22.9% in the three months ended June 30, 2019 from 18.4% in the three months ended June 30, 2018 on a constant currency basis.

Transaction Costs

We incurred transaction costs related to the Ranpak Business Combination of approximately $0.3 million in the Successor Period, $7.0 million in the 2019 2Q Predecessor Period and $0.2 million in the three months ended June 30, 2018. All of these costs are related to the Ranpak Business Combination and we have added them back to EBITDA in arriving at Adjusted EBITDA.

Depreciation and Amortization

Depreciation and amortization expenses were $3.0 million in the Successor Period, $7.1 million in the 2019 2Q Predecessor Period and $10.6 million in the three month period ended June 30, 2018. Depreciation and Amortization expenses for the combined three month period ended June 30, 2019 was $10.1 million, a decrease of ($0.6) million or (5.2%) from $10.6 million for the three month period ended June 30, 2018 due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates. Pro forma depreciation and amortization expenses decreased by $(0.8) million, or (8.1)%, to $9.6 million in the three months ended June 30, 2019 from $10.5 million for the three months ended June 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma depreciation and amortization expenses decreased to 16.1% on a pro forma basis in the three months ended June 30, 2019 from 16.3% in the three months ended June 30, 2018 on a constant currency basis.

Other Operating Expense (Income), Net

Other operating expenses (income), net were $0.2 million in the Successor Period, $1.2 million in the 2Q 2019 Predecessor Period and $0.8 million in the three month period ended June 30, 2018. Other operating expenses (income), net for the combined three month period ended June 30, 2019 was $1.3 million, an increase of $0.5 million or 58.7% from $0.8 million for the three month period ended June 30, 2018, mainly reflecting increased research and development expense. Pro forma other operating expenses (income), net was $1.4 million in the three months ended June 30, 2019 compared to $0.8 million other operating expense (income), net for the three months ended June 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma Other operating expenses (income), net increased to 2.3% on a pro forma basis in the three months ended June 30, 2019 from 1.3% in the three months ended June 30, 2018 on a constant currency basis.

Interest Expense

Interest expense was $8.0 million in the Successor Period, $12.1 million in the 2019 2Q Predecessor Period and $7.8 million in the three month period ended June 30, 2018. Interest expense for the combined three month period ended June 30, 2019 was $20.1 million, an increase of $12.3 million or 158.4% from $7.8 million for the three month period ended June 30, 2018, reflecting the termination of an interest rate hedge in the second half of 2018, increased debt levels and higher interest rates. Pro forma interest expense increased by $0.7 million, or 9.0%, to $8.5 million in the three months ended June 30, 2019 from $7.8 million for the comparable period in 2018 on a constant currency basis, reflecting the termination of an interest rate hedge in the second half of 2018, increased debt levels, higher interest rates, the effect of an interest rate swap and the write-off of deferred financing fees related to debt paid off as part of the Ranpak Business Combination. As a percentage of net sales, pro forma interest expense increased to 14.2% in the three months ended June 30, 2019 from 11.9% in the three months ended June 30, 2018.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss was $(0.8) million in the Successor Period, $(0.2) million in the 2019 2Q Predecessor Period and $(6.2) million in the three month period ended June 30, 2018. Foreign currency (gain) loss for the combined three month period ended June 30, 2019 was $(1.1) million, a decrease of $(5.1) million or (82.7%) from $(6.2) million for the three month period ended June 30, 2018, reflecting the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor Periods. Pro forma foreign currency gain was $(1.1) million in the pro forma three months ended June 30, 2019 compared to a $(6.2) million foreign currency gain for the three months ended June 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma foreign currency (gain) loss decreased to 1.8% in the three months ended June 30, 2019 from 9.7% in the three months ended June 30, 2018 on a constant currency basis.

Income Tax Provision/(Benefit)

Income tax provision/(benefit) was $(1.8) million or an effective tax rate of 14.7% in the Successor Period, $(4.3) million or an effective tax rate of 21.5% in the Q2 2019 Predecessor Period and a tax provision of $0.9 million or an effective tax rate of 32.8% in the three month period ended June 30, 2018. Income tax provision/(benefit) for the combined three month period ended June 30, 2019 was $(6.1) million, a decrease of ($7.0) million or (776.6%) from $0.9 million for the three month period ended June 30, 2018 on a constant currency basis. Pro forma income tax provision/(benefit) was $(0.6) million or 9.0% in the pro forma three months ended June 30, 2019 compared to a tax provision of $0.9 million or 32.4% for the three months ended June 30, 2018 on a constant currency basis.

The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the United States, and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net (Loss) Income

Net (loss) income was $(10.5) million in the Successor Period, $(15.7) million in the 2Q 2019 Predecessor Period and $1.9 million in the three month period ended June 30, 2018. Net (loss) income for the combined three month period ended June 30, 2019 was $(26.1) million, an increase of $27.9 million or 1510.5% from $0.9 million for the three month period ended June 30, 2018. Pro forma net loss was $(6.1) million in the three months ended June 30, 2019 compared to net income of $1.9 million for the three month period ended June 30, 2018 on a constant currency basis. The change was due to the reasons discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

EBITDA was $0.5 million in the Successor Period, $2.6 million in the 2Q 2019 Predecessor Period and $15.9 million in the three month period ended June 30, 2018. EBITDA for the combined three month period ended June 30, 2019 was $3.2 million, a decrease of $(12.8) million or (80.1)% from $15.9 million for the three month period ended June 30, 2018. Adjusting for transaction costs associated with the Ranpak Business Combination, constant currency and other one-time costs, Adjusted EBITDA in the combined three month period ended June 30, 2019 was $16.9 million for the pro forma three month period ended June 30, 2019 a decrease of $(4.2) million, or (19.9)% from $21.1 million in three month period ended June 30, 2018 on a constant currency basis.

Comparison of Successor Period (June 3, 2019 to June 30, 2019), 2019 1H Predecessor Period (January 1, 2019 to June 2, 2019), Six months ended June 30, 2018 and Pro Forma Six months ended June 30, 2019

Net sales

Net sales were $16.3 million for the Successor Period, $106.4 million in the 2019 1H Predecessor Period and $126.8 million in the six month period ended June 30, 2018. Net sales for the combined six month period ended June 30, 2019 was $122.7 million, a decrease of $(4.1) million or (3.3)% from $126.8 million for the six month period ended June 30, 2018. The decrease in our combined net sales was a result of a $2.6 million fair-value purchase accounting adjustment related to deferred revenue for user fees and packaging systems, a decrease in void-fill net sales, partially offset by cushioning and wrapping net sales. The decrease in our combined net sales was a result of a decrease in the volume of Ranpak’s paper consumable products of approximately 0.5 pp and a 1.0 pp decrease in sales of automated box sizing equipment offset by an increase in the price of Ranpak's paper consumable products which contributed a 3.9 pp increase in sales. The decrease in Ranpak’s combined net sales reflected a decrease in void-fill volume of $(2.7) million, or (5.0)%, to $51.0 million from $53.7 million partially offset by growth in wrapping, which increased by $2.1 million, or 25.9%, to $10.2 million from $8.1 million, cushioning, which increased by $0.8 million, or 1.5%, to $54.5 million from $53.7 million and other which decreased $(0.5) million, or (4.4)% to $10.8 million from $11.3 million in each case for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Other net sales includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Pro forma net sales were $126.5 million in the six months ended June 30, 2019, a $3.3 million, or 2.6%, increase from $123.2 million in the six month period ended June 30, 2018 on a constant currency basis.

Net sales in North America were $9.3 million in the Successor Period, $50.1 million in the 2019 1H Predecessor Period and $62.1 million in the six month period ended June 30, 2018. Net sales in North America were $59.8 million for the combined six month period ended June 30, 2019, a decrease of $(2.4) million or (3.8)% from $62.1 million for the six month period ended June 30, 2018. Pro forma net sales in North America were $59.8 million in the six months ended June 30, 2019, a decrease of $(2.3) million, or (3.7)%, from $62.1 million for the six month period ended June 30, 2018. The decrease was attributable to a decline in void-fill volumes, partially offset by an increase in wrapping and cushioning volumes and overall price increases.

Net sales in Europe/Asia were $7.0 million in the Successor Period, $56.3 million in the 2019 1H Predecessor Period and $64.7 million in the six month period ended June 30, 2018. Net sales in Europe/Asia were $63.3 million for the combined six month period ended June 30, 2019, a decrease of $(1.4) million or (2.2)% from $64.7 million for the six month period ended June 30, 2018. Pro forma net sales in Europe/Asia were $66.7 million in the six months ended June 30, 2019, an increase of $5.2 million, or 8.5%, from $61.5 million for the six month period ended June 30, 2018 after removing the effect of the fair value adjustment and adjusting to a constant currency in both periods, driven primarily by a decline in automation, offset by growth in cushioning, wrapping and void-fill.

Cost of Sales

Cost of sales was $13.0 million in the Successor Period, $61.2 million in the 2019 1H Predecessor Period and $70.1 million in the six months ended June 30, 2018. Cost of sales for the combined six month period ended June 30, 2019 was $74.2 million, an increase of $4.3 million or 6.2% from $69.9 million, on a constant currency basis, for the six month period ended June 30, 2018 due to a fair value purchase accounting adjustment of $2.1 million related to a step-up in inventory costs and increases in the cost of paper, offset by decreases in volume. Pro forma cost of sales increased by $2.6 million, or 3.7%, to $72.7 million in the six months ended June 30, 2019 from $69.9 million for the comparable period in 2018, primarily due to increases in paper prices discussed above. As a result, pro forma net sales minus cost of sales as a percentage of net sales decreased by (0.5) pp to 42.5% in the six months ended June 30, 2019 from 43.3% for the six month period ended June 30, 2018 on a constant currency basis.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses were $4.9 million in the Successor Period, $23.8 million in the 2019 1H Predecessor Period and $25.3 million in the six months ended June 30, 2018. SG&A expenses for the combined six months ended June 30, 2019 were $28.7 million, an increase of $3.4 million or 13.5% from $25.3 million for the six month period ended June 30, 2018 due to the write-off of certain insurance policies related to the Predecessor, increased support of growth initiatives and costs associated with being a public company. Pro forma SG&A expenses increased by 2.4 million, or 9.9%, to $26.9 million in the six months ended June 30, 2019 from $24.5 million for the six month period ended June 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma SG&A increased to 21.3% in the pro forma six month period ended June 30, 2019 from 19.9% in the six month period ended June 30, 2018 on a constant currency basis. The increase is due mainly to increased support of growth initiatives.

Transaction Costs

We incurred transaction costs related to the Ranpak Business Combination of approximately $0.3 million in the Successor Period, $7.4 million in the 2019 1H Predecessor Period and $0.2 million in the six months ended June 30, 2018. All of these costs are related to the Ranpak Business Combination and we have added them back to EBITDA in arriving at Adjusted EBITDA.

Depreciation and Amortization

Depreciation and amortization expenses were $3.0 million in the Successor Period, $17.7 million in the 2019 1H Predecessor Period and $21.6 million in the six months ended June 30, 2018. Depreciation and amortization expenses for the combined six months ended June 30, 2019 were $20.7 million, a decrease of ($0.9) million or (4.0%) from $21.6 million for the six month period ended June 30, 2018 due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates. Pro forma depreciation and amortization expenses decreased by $(0.8) million, or (3.8)%, to $20.4 million in the six months ended June 30, 2019 from $21.2 million for the six month period ended June 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma depreciation and amortization decreased to 16.1% in the six month period ended June 30, 2019 from 17.2% in the six months ended June 30, 2018 on a constant currency basis.

Other Operating Expense (Income), Net

Other operating expense (income), net were $0.2 million in the Successor Period, $2.2 million in the 2019 1H Predecessor Period and $1.5 million in the six months ended June 30, 2018. Other operating expenses (income), net for the combined six months ended June 30, 2019 was $2.4 million, an increase of $0.9 million or 55.7% from $1.5 million for the six month period ended June 30, 2018, mainly reflecting increased research and development expense. Pro forma other operating expense (income), net increased $1.4, 125.2%, to $2.5 million in the six months ended June 30, 2019 compared to $1.1 million other operating expense (income), net for the six month period ended June 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma Other operating expenses (income), net increased to 2.0% on a pro forma basis in the six months ended June 30, 2019 from 0.9% in the six months ended June 30, 2018 on a constant currency basis.

Interest Expense

Interest expense was $8.0 million in the Successor Period, $20.2 million in the 2019 1H Predecessor Period and $14.9 million in the six months ended June 30, 2018. Interest expense for the combined six months ended June 30, 2019 was $28.2 million, an increase of $13.4 million or 89.7% from $14.9 million for the six month period ended June 30, 2018, reflecting the termination of an interest rate hedge in the second half of 2018, increased debt levels and higher interest rates. Pro forma interest expense increased by $1.8 million, or 12.3%, to $16.6 million in the six months ended June 30, 2019 from $14.8 million for the six month period ended June 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma interest expense increased to 13.1% in the six months ended June 30, 2019 from 12.0% in the six month period ended June 30, 2018 on a constant currency basis.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss was $(0.8) million in the Successor Period, $(2.2) million in the 2019 1H Predecessor Period and $(3.3) million in the six months ended June 30, 2018. Foreign currency (gain) loss for the combined six months ended June 30, 2019 was $(3.0) million, a decrease of $(0.3) million or (8.5%) from $(3.3) million for the six month period ended June 30, 2018, reflecting the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor Periods. Pro forma foreign currency gain was $(3.0) million in the six months ended June 30, 2019 compared to a $(3.3) million foreign currency gain for the six month period ended June 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma foreign currency (gain) loss decreased to 2.4% in the six months ended June 30, 2019 from 2.7% in the six month period ended June 30, 2018 on a constant currency basis.

Income Tax Provision/(Benefit)

Income tax provision/(benefit) was $(1.8) million in the Successor Period or an effective tax rate of 14.6%, $(4.9) million in the 2019 1H Predecessor Period or 20.5% and $(0.4) million or 7.7% in the six months ended June 30, 2018. Income tax provision/(benefit) for the combined six months ended June 30, 2019 was $(6.7) million, a decrease of ($6.3) million or (1536.2)% from $(0.4) million for the six month period ended June 30, 2018. Pro forma income tax benefit was $(1.0) million or an effective tax rate of 10.6% in the six months ended June 30, 2019 compared to $(0.3) million or an effective tax rate of 6.3% for the six month period ended June 30, 2018 on a constant currency basis.

The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the United States and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net (Loss) Income

Net (loss) income was $(10.5) million in the Successor Period, $(19.1) million in the 2019 1H Predecessor Period and $(4.9) million in the six months ended June 30, 2018. Net (loss) income for the combined six months ended June 30, 2019 was $(29.5) million, a decrease of $(24.6) million or (500.8%) from $(4.9) million for the six month period ended June 30, 2018. Pro forma net (loss) was $(8.6) million in the six months ended June 30, 2019 compared to net loss of $(5.1) million for the six month period ended June 30, 2018 on a constant currency basis. The change was due to the reasons discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

EBITDA was $0.5 million in the Successor Period, $22.9 million in the 2019 1H Predecessor Period and $41.8 million in the six month period ended June 30, 2018. EBITDA for the combined six month period ended June 30, 2019 was $23.4 million, a decrease of $(18.4) million or (44.0)% from $41.8 million for the six month period ended June 30, 2018. Adjusting for transaction costs associated with the Ranpak Business Combination and other one-time costs, Adjusted EBITDA was $36.3 million for the pro forma six month period ended June 30, 2019 a decrease of $(2.8) million from $39.2 in six month period ended June 30, 2018 on a constant currency basis.

Presentation and Reconciliation of US GAAP to Non-GAAP Measures

We believe that in order to better understand the performance of the Company, providing non-GAAP financial measures to users of our financial information is helpful. Ranpak believes presentation of these non-GAAP measures is useful because they are many of the key measures that allow management to evaluate more effectively its operating performance and compare the results of its operations from period to period and against its peers without regard to financing methods or capital structure. Management does not consider these non-GAAP measures in isolation or as an alternative to similar financial measures determined in accordance with GAAP. Additionally, as a result of the Ranpak Business Combination, we believe that users of our financial information will find that pro forma disclosure of the most recent three- and six-month periods is useful when comparing those periods between the current and prior fiscal years. The computations of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, measures of financial performance as determined in accordance with GAAP or as indicators of operating performance.

The following tables and related notes reconcile these Non-GAAP measures and the Pro Forma Measures to GAAP information presented in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2019 and 2018:

	Successor	Predecessor				Pro forma		Predecessor		Pro forma
	June 3, 2019 through June 30, 2019	April 1, 2019 through June 2, 2019	Combined Three Months Ended June 30, 2019	Adj. (8)		Three Months Ended June 30, 2019	% of net sales	Three Months Ended June 30, 2018	% of net sales	B/(W) to Predecessor Three Months Ended June 30, 2018
Net sales	$16.3	$40.3	$56.6	$3.3	(1)	$59.9		$65.2		$(5.3)	(8.1)%
Cost of sales	13.0	23.2	36.2	(1.7)	(2)	34.5	57.6	37.1	57.0	(2.6)	(7.0)
Gross Profit	3.3	17.1	20.4	5.1		25.4	42.5	28.1	43.0	(2.7)	(9.6)
Selling, general and administrative	4.9	10.0	14.8	(1.1)	(3)	13.7	22.9	12.1	18.5	(1.6)	(13.3)
Transaction costs	0.3	7.0	7.3	(7.3)	(3)	—	—	0.2	0.3	0.2	94.4
Depreciation and amortization	3.0	7.1	10.1	(0.4)	(4)	9.6	16.1	10.6	16.3	1.0	9.4
Other operating expense, net	0.2	1.2	1.3	0.1		1.4	2.3	0.8	1.3	(0.6)	(72.4)
Income (loss) from operations	(5.1)	(8.2)	(13.1)	13.8		0.7	1.2	4.4	6.7	(3.7)	(84.1)
Interest expense	8.0	12.1	20.1	(11.6)	(5)	8.5	14.2	7.8	11.9	(0.7)	(9.0)
Foreign currency (gain) loss	(0.8)	(0.2)	(1.1)	—		(1.1)	(1.8)	(6.2)	(9.5)	(5.1)	82.2
(Loss) Income before income taxes	(12.3)	(20.1)	(32.2)	25.4		(6.7)	(11.2)	2.8	4.3	(9.5)	(339.3)
Income tax (benefit) expense	(1.8)	(4.3)	(6.1)	5.7	(6)	(0.4)	(0.7)	0.9	1.4	(1.3)	(144.3)
Net (loss) income	$(10.5)	$(15.8)	$(26.1)	$31.1		(6.3)	(10.5)	1.9	2.9	(8.2)	(431.6)

Add:
Depreciation and amortization						14.8		15.9		(1.2)	(7.3)
Interest expense						8.5		7.8		0.7	9.0
Income tax (benefit) expense						(0.4)		0.9		(1.3)	(144.4)
EBITDA						16.6		26.5		(10.0)	(37.7)

Adjustments (7):
Unrealized (gain) loss translation						(1.1)		(6.3)		5.2	(83.1)
Initiatives						0.2		0.5		(0.4)	(68.2)
PE monitoring fees						0.5		0.5		—	—
(Gain) loss on disposal of machines						0.8		0.4		0.4	94.9
Acquisition costs						—		0.2		(0.2)	(94.4)
Severance						—		0.3		(0.3)	(99.5)
Constant currency						—		(0.4)		0.4	(112.2)
Public company costs						(0.5)		(0.8)		0.3	(38.3)
Other						0.4		0.1		0.3	555.1
Adjusted EBITDA						$16.9		$21.1		$(4.2)	(19.9)%

	Successor	Predecessor				Pro forma		Predecessor		Pro forma
	June 3, 2019 through June 30, 2019	January 1, 2019 through June 2, 2019	Combined Six Months Ended June 30, 2019	Adj. (8)		Six Months Ended June 30, 2019	% of net sales	Six Months Ended June 30, 2018	% of net sales	B/(W) to Predecessor Six Months Ended June 30, 2018
Net sales	$16.3	$106.4	$122.7	$3.8	(1)	$126.5		$126.8		$(0.3)	(0.2)
Cost of sales	13.0	61.2	74.2	(1.5)	(2)	72.7	57.5	71.9	56.7	(0.8)	(1.1)
Gross Profit	3.3	45.2	48.5	5.3		53.8	42.5	54.9	43.3	(1.1)	(2.0)
Selling, general and administrative	4.9	23.8	28.7	(1.7)	(3)	26.9	21.3	25.3	19.9	(1.7)	(6.6)
Transaction costs	0.3	7.4	7.7	(7.7)	(3)	—	—	0.2	0.2	0.2	94.0
Depreciation and amortization	3.0	17.7	20.7	(0.4)	(4)	20.4	16.1	21.6	17.0	1.2	5.6
Other operating expense, net	0.2	2.2	2.4	0.2		2.6	2.1	1.5	1.2	(1.1)	(71.4)
Income (loss) from operations	(5.1)	(5.9)	(11.0)	15.0		3.9	3.1	6.3	5.0	(2.5)	(39.7)
Interest expense	8.0	20.2	28.2	(11.6)	(5)	16.6	13.1	14.9	11.7	(1.7)	(11.4)
Foreign currency (gain) loss	(0.8)	(2.2)	(3.0)	—		(3.0)	(2.4)	(3.3)	(2.6)	(0.3)	9.2
Loss before income taxes	(12.2)	(24.0)	(36.2)	26.6		(9.7)	(7.7)	(5.3)	(4.2)	(4.5)	(84.9)
Income tax (benefit) expense	(1.8)	(4.9)	(6.7)	5.3	(6)	(1.4)	(1.1)	(0.4)	(0.3)	(1.0)	244.1
Net (loss) income	$(10.5)	$(19.1)	$(29.5)	$21.3		$(8.3)	(6.6)	$(4.9)	(3.9)	$(3.5)	(71.4)

Add:
Depreciation and amortization						31.0		32.2		(1.2)	(3.7)
Interest expense						16.6		14.9		1.7	11.4
Income tax benefit						(1.4)		(0.4)		(1.0)	250.0
EBITDA						$37.9		$41.8		$(4.0)	(9.6)

Adjustments (7):
Unrealized (gain) loss translation						(3.2)		(3.3)		0.1	(3.1)
Initiatives						0.3		1.2		(0.9)	(77.2)
PE monitoring fees						1.0		0.9		0.1	11.4
(Gain) loss on disposal of machines						1.0		0.7		0.3	41.8
Acquisition costs						—		0.2		(0.2)	(94.4)
Severance						—		0.3		(0.3)	(99.5)
Public company costs						(1.2)		(1.5)		0.3	(22.8)
Constant currency						—		(1.1)		1.1	(103.2)
E3neo revenue change						—		(0.1)		0.1	(82.0)
Other						0.6		$0.1		0.5	833.3
Adjusted EBITDA						$36.3		$39.2		$(2.8)	(7.2)

(1) Adjust for fair-value adjustment related to deferred revenue recorded under ASC 805 in the Successor Period
(2) Adjust for fair-value adjustment related to inventory step-up recorded under ASC 805 in the Successor Period

(3) Adjust effect of amortization of non-cash restricted stock units recorded in Successor Period ($0.2 million), acquisition costs recorded in the Successor Periods under ASC 805 ($7.3 million from June 3, 2019 through June 30, 2019 and $7.7 million from January 1, 2019 through June 30, 2019) and non-recurring severance costs of $0.7 million and $0.4 million in the second quarter and six month period of 2019, respectively.
(4) Adjust for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805 in the Successor Period
(5) Adjust for effect of the fair value interest rate swap ($5.4 million) entered into as part of the Ranpak Business Combination and the write-off of deferred financing fees associated with Predecessor company debt repaid as part of the Ranpak business Combination ($6.3 million)
(6)Adjust tax provision at 21.0% corporate rate for items adjusted above
(7)Adjustments are related to Predecessor non-recurring costs such as: unrealized non-cash (gains) losses on translation of the Predecessor debt, initiatives related geographic sales expansion, private equity monitoring fees, non-cash (gain) loss on the disposal of machines, acquisition costs, severance and a revenue recognition adjustment related to e3Neo acquisition. Certain costs related to being a public company, such as additional staff, legal and accounting costs that were not included in the Predecessor are also included in Adjusted EBITDA.
(8) Effect of Euro constant currency adjustment to a rate of $1.00 US Dollar to €1.15 as follows:

	Combined Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Combined Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net sales	$0.7	$(1.1)	$1.6	$(3.2)
Cost of sales	0.4	(0.6)	0.9	(1.8)
Gross Profit	0.3	(0.5)	0.7	(1.4)
Selling, general and administrative	0.2	(0.3)	0.4	(0.8)
Transaction costs	—	—	—	—
Depreciation and amortization	0.1	(0.2)	0.2	(0.4)
Other operating expense, net	0.1	(0.1)	0.2	(0.4)
Income (loss) from operations	—	0.1	—	0.2
Interest expense	—	—	—	(0.1)
Foreign currency (gain) loss	—	—	—	—
Loss before income taxes	(0.1)	0.1	(0.1)	0.3
Income tax (benefit) expense	—	—	—	0.1
Net (loss) income	$(0.1)	0.1	$(0.1)	$0.2

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. Ranpak evaluates liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund its operating, investing and financing activities.

Management believes that its estimated cash from operations together with borrowing capacity under the revolving portion of the Facilities will provide Ranpak with sufficient resources to cover its current requirements. Ranpak’s main liquidity needs relate to capital expenditures and expenses for the production and maintenance of protective packaging systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on Ranpak’s outstanding debt. Ranpak expects its capital expenditures to increase as it continues to grow its business. Ranpak’s future capital requirements and the adequacy of available funds will depend on many factors, and if Ranpak is unable to obtain needed additional funds, Ranpak will have to reduce its operating costs or incur additional debt, which could impair its growth prospects and/or otherwise negatively impact its business.

Ranpak had $11.5 million in cash and cash equivalents as of June 30, 2019, $10.2 million as of June 2, 2019 and $17.5 million as of December 31, 2018. It also had $537.4 million in debt, none of which was classified as short-term, as of June 30, 2019, compared to $506.5 million (including $4.4 million in short-term portion of long-term debt) as of December 31, 2018.

Debt Profile

Ranpak’s Existing Credit Facilities were repaid in connection with the consummation of the Ranpak Business Combination, and were replaced with the following facilities: (1) a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”) and a €140.0 million euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”), and (2) a $45.0 million revolving facility (together, the “Facilities”). The material terms of the Facilities are summarized in Note 5 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Successor	Predecessor
	June 3, 2019 through June 30, 2019	January 1, 2019 through June 2, 2019	Six Months Ended June 30, 2018
(in thousands)
Net cash (used in) provided by operating activities	$(24.6)	$24.5	$19.7
Net cash used in investing activities	(947.6)	(10.8)	(15.4)
Net cash provided by (used in) financing activities	666.5	(13.3)	(2.6)
Effect of exchange rate changes on cash	7.4	(7.7)	1.6
Net increase (decrease) in cash and cash equivalents	(298.3)	(7.3)	1.6
Cash and cash equivalents, beginning of period	309.8	17.5	8.6
Cash and cash equivalents, end of period	$11.5	$10.2	$10.2

Cash Flows Provided by Operating Activities

Net cash (used in) provided by operating activities was $(24.6) million in the Successor Period due to changes in working capital related to the payment of accrued transaction costs, $24.5 million in the 2019 1H Predecessor Period due to increases in working capital and $19.7 million in the prior year.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $(947.6) million in the Successor Period, due to the acquisition of Rack Holdings in the Ranpak Business Combination and capitalized cost relating to the acquisition of parts and assembly of protective packaging systems placed at end-user facilities. Net cash used in investing activities of $(10.8) million and $(15.4) million in the 2019 1H Predecessor Period and prior year period, respectively, resulted from capitalized cost relating to the acquisition of parts and assembly of protective packaging systems placed at end-user facilities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $666.5 million in the Successor Period and reflects proceeds for the issuance of debt and stock $539.0 million and $302.4 million, respectively. Net cash used in financing activities was $(12.6) million for deferred financing costs related to the issuance of debt to partially fund the Ranpak Business Combination. Net cash used in financing activities of $(13.3) million and $(2.6) million in the 2019 1H Predecessor Period and the six month period ended June 30, 2018, respectively, was primarily related to the repayment of debt.

Contractual Obligations and Other Commitments

Ranpak has leased production facilities in Reno, Nevada, Kansas City, Missouri and Raleigh, North Carolina in the United States and in Nyrany, Czech Republic, as well as several leased sales and administrative offices. The leases for the four leased production facilities expire in September 2020, July 2020, December 2019 and April 2026, respectively. Ranpak recognizes rent expense on a straight-line basis over the relevant lease period.

Ranpak has various contractual obligations and commercial commitments that are recorded as liabilities in its audited consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed. The table below presents Ranpak’s significant enforceable and legally binding obligations and future commitments as of June 30, 2019.

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Existing Credit Facilities	$537.4	$—	$—	$—	$537.4
Operating Leases	4.1	1.2	1.6	1.3	—
Capital Lease Obligations	0.3	0.2	0.1	—	—
Total	$541.8	$1.4	$1.7	$1.3	$537.4

Ranpak does not have any other material contractually binding obligations to make cash payments. While Ranpak enters into agreements, generally annually, to fix the supplier price for the purchase of paper raw materials, none of these agreements provide for minimum purchase volumes.

In addition, as discussed above, in connection with the debt financing, One Madison entered into an interest rate swap contingent on the business combination in a notional amount of $200 million to hedge part of the floating interest rate exposure under the New Credit Facilities. The interest rate swap became effective upon closing of the Ranpak Business Combination and will mature on the third anniversary of such date. See Note 8 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Ranpak did not have any off-balance sheet arrangements as of June 30, 2019.

Critical Accounting Policies

The accounting principles followed by Ranpak and the methods of applying these principles are in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. Ranpak considers the following accounting policies to be critical to understanding its financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on Ranpak’s financial statements. The following accounting policies include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain. For information on Ranpak’s significant accounting policies, including the policies discussed below, see Note 2 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Revenue Recognition

Ranpak derives substantially all (over 90% in each period presented) of its net sales through the sale of paper consumables that work exclusively with its protective packaging systems. Ranpak also provides proprietary protective systems to distributors and end users for a user fee, which is charged on a per unit basis. Ranpak retains ownership of such protective packaging systems during the term of the arrangement and generates net sales from arrangements with distributors and end users involving combinations of paper consumable sales and user fees. The deliverables within these arrangements are evaluated at inception to determine whether they represent one or more separate units of accounting (i.e., lease and non-lease components). As the separate recognition of a lease that is embedded in a multiple-element arrangement is required, Ranpak separates the portion of the total payments that are attributable to the embedded lease from the payments that are attributable to the non-lease elements based on relative selling price, determined using vendor specific objective evidence. Net sales are then recognized in accordance with the appropriate revenue recognition guidance applicable to the respective elements.
Recoverability of Intangible Assets with Finite Lives and Other Long-Lived Assets

Ranpak evaluates intangible assets and other long-lived assets for impairment whenever events or circumstances indicate they may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. Ranpak groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. If this comparison indicates impairment, the amount of impairment to be recognized is calculated as the difference between the carrying value and the fair value of the asset group.

Goodwill

Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Goodwill is not subject to any amortization but is tested for impairment annually as of October 31 and when events or circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.
Ranpak uses the discounted cash flow method of the income approach and market approach to determine the fair value of reporting units and test for impairment as management believes this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of reporting units in previous years.

Income Taxes

Ranpak follows the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The determination of the provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, international and other jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. Management considers all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Ranpak has in the past and may in the future be exposed to interest rate and certain other market risks in the ordinary course of its business, but to date these risks have mostly been indirect.

Interest Rate Risk

Changes in interest rates affect the amount of interest Ranpak earns on cash, cash equivalents and short-term investments and the interest rates Ranpak pays on borrowings under the floating rate portions of Ranpak’s credit facilities. As of June 30, 2019, Ranpak had long-term debt in the amount of $537.4 million, all of which is long-term and bore interest at floating base rates, plus a margin based on LIBOR or EURIBOR (in each case subject to a floor of 1.0%). As of June 30, 2019, the applicable LIBOR rate was 2.44% and the applicable EURIBOR rate was negative 0.392%. A 100 basis point increase or decrease in the applicable base interest rates under Ranpak’s credit facilities would have resulted in a $0.3million increase or decrease in its cash interest expense for the six months ended June 30, 2019. For additional information on Ranpak’s outstanding debt, see Note 5 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, as discussed above, in connection with the debt financing, One Madison entered into an interest rate swap contingent on the business combination in a notional amount of $200 million to hedge part of the floating interest rate exposure under the New Credit Facilities which is summarized in the following table:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Changes in Fair Value		Fair Value as of June 30, 2019
	Classification	Amount	Classification	Amount	Notional Amount
Pay-Fixed, Receive-Variable Interest Rate Swap
	Interest Expense	$(5.4)	Liability	$5.4	200,000

On the pay-fixed, receive-variable interest rate swap, Ranpak's net payment on the swap increases as the LIBOR decreases. For the related hedged variable rate debt, Ranpak's interest payments on the debt decrease as the LIBOR rate decreases. For additional information on Ranpak's hedging, see Note 8 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In July 2017, the U.K. Financial Conduct Authority announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the effect of any changes in the methods by which the LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Such developments may cause LIBOR to perform differently than in the past, including sudden or prolonged increases or decreases in LIBOR, or cease to exist, resulting in the application of a successor base rate under the New Credit Facilities, which in turn could have unpredictable effects on Ranpak’s interest payment obligations under the New Credit Facilities.

Foreign Currency Exchange Rate Risk

Ranpak is exposed to foreign currency exchange risk related to its transactions and its subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, Ranpak’s functional currency. See “- Factors Affecting the Comparability of Ranpak’s Results of Operations - Effect of Currency Fluctuations” for more information about Ranpak’s foreign currency exchange rate exposure. Ranpak seeks to naturally hedge its foreign exchange transaction exposure by matching the transaction currencies for its cash inflows and outflows and maintaining access to credit in the principal currencies in which it conducts business. Ranpak does not currently hedge our foreign exchange transaction or translation exposure, but may consider doing so in the future.

For the combined six month ended period June 30, 2019, net sales denominated in currencies other than U.S. dollars amounted to $63.3 million or 51.6% of Ranpak's net sales for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused Ranpak’s reported net sales for the combined six-month period ended year ended June 30, 2019 to increase or decrease by approximately $6.3 million.

Commodity Price Risk

While Ranpak’s business is significantly impacted by price fluctuations related to the purchase, production and sale of paper products, Ranpak is not directly exposed to market price fluctuations in paper purchase or sale prices as it negotiates prices with suppliers on an annual basis and negotiates prices with distributors reflecting competitive market terms. Ranpak’s strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand. See the section entitled “Key Performance Indicators and Other Factors Affecting Performance - Paper Costs.”

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

Changes in Internal Control Over Financial Reporting

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company completed the Ranpak Business Combination on June 3, 2019 pursuant to which the Company acquired all of the issued and outstanding equity interests of Rack Holdings. Prior to the Ranpak Business Combination, the Company was a special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Ranpak Business Combination were insignificant compared to those of the consolidated entity post-Ranpak Business Combination. The design and implementation of internal controls over financial reporting for the Company's post-Ranpak Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of the Company’s framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2019.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting once fully implemented will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.   Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the SEC, press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Risks Related To Our Business
We may be unable to secure a sufficient supply of paper to meet our production requirements given the limited number of suppliers that produce paper suitable for our products.

A limited number of paper mills produce paper that is suitable for use in our products in the markets in which we operate, and if they fail, experience interruptions in service, or are otherwise unable or unwilling to fill our purchase orders, we may not be able to produce enough of our paper consumables to meet our own production requirements. In addition, there are several grades or types of paper that we use in our products that we obtain from a single source due to the specificity of our requirements and limitations in the available paper products in a given market. For example, in 2018 we purchased approximately 45% of our raw paper requirements in North America from a single supplier, WestRock Company (“WestRock”). Increasing consolidation among our suppliers or the paper supply market more broadly may increase our reliance on existing suppliers or impact our ability to obtain alternative suppliers, if necessary. For example, WestRock announced in November 2018 the completion of its acquisition of Kapstone Paper and Packaging Corporation, from whom we purchased approximately 25% of our raw paper requirements on a combined basis in Europe in 2018.

If WestRock, or one of our other major suppliers of paper in any of the markets in which we operate, fails or experiences an interruption or delay in service, there may be short-term or long-term disruption in our ability to secure paper from qualified sources and we may not have enough inventory to maintain our production schedule or continue to provide paper consumables to our distributors and end-users on a timely basis, or at all. For example, at most of our facilities, quantities of raw paper stored on-site represent approximately five days of paper consumables production at such facilities due to cost savings and storage limitations. Any such failure, interruption or delay may result in on-site paper storage at our paper consumable production facilities being depleted and, as a result, a reduction in the volume of production and sales of our paper consumables, which may have a material adverse effect on our business, results of operations and financial condition.

Paper pricing may negatively impact our results of operations, including our profit margins, and financial condition.

Our primary input is kraft paper, which we purchase from various paper suppliers around the world. Increases in global or regional market demand for paper-based products could increase the cost of the kraft paper we purchase. Increases in the price of kraft paper could also result from, among other things, increases in the cost of the raw materials used in paper production or increases in the cost of the energy our suppliers use to manufacture paper.

While historically, we have been able to successfully manage the impact of higher paper costs both by entering into annual fixed-price contracts with our suppliers, as well as by increasing the selling prices of our products, if we are unable to minimize the effects of any increases in paper costs through sourcing, pricing or other actions, our results of operations and financial condition may be materially adversely affected.

Our business is exposed to risks associated with our reliance on third party suppliers to provide both the components used in our protective packaging systems as well as certain fully-assembled protective systems. These risks include, but are not limited to:

•	the risk that our supplier agreements will be terminated, or that we will not be able to renew our agreements on favorable economic terms, and as a result our cost of goods will increase;

•	the risk that our suppliers will experience operational delays or disruptions that will affect our ability to produce protective systems or provide them to our distributors and end-users;

•	the risk that our suppliers will fail, or will no longer be able to provide the components which we use to produce our protective systems;

•	the risk that our suppliers will not be able to meet an increase in demand for the components which we use to produce our protective systems;

•	the risk that our suppliers’ costs will increase, and that they will increase the prices of components or fully-assembled protective systems;

•	the risk that suppliers of fully-assembled protective systems will increase their prices or will no longer be able to provide us with protective systems; and

•
the risk that our suppliers in China, that supply a majority of the components and systems provided to our end-users, will be subject to increased trade barriers as a result of U.S.-Chinese trade measures, and such trade barriers will increase the costs of these components and systems or negatively impact our ability to purchase these components and systems.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

In addition, some of our third party suppliers for components and fully-assembled systems represent our only source for such products. If we are unable to continue to purchase such components and systems from such suppliers, we may face additional costs or delays, or be unable to obtain similar components and systems. These and other factors may have a material adverse effect on our business, results of operation or financial condition.

We experience competition in the markets for our products and services.

We compete with a number of companies that produce and/or sell similar or competing packaging products from a variety of materials. We have several foreign and domestic competitors that are well established in the protective packaging market, including some with substantially greater financial, technical and other resources than we have or broader geographic reach. Many of our existing competitors also invest substantial resources in ongoing research and development, and we anticipate increased competition as consumer preferences and other trends increase the appeal of our product areas. To the extent that our competitors introduce new products or technologies, such developments could render our products obsolete, less competitive or uneconomical.

We compete with these companies on, among other factors, the performance characteristics of our products, service, price, and the ability to develop new packaging products and solutions. Accordingly, we may not be able to maintain a competitive advantage over our competitors with respect to these or other factors, which may adversely affect our net sales, which could have a material adverse effect on our business, results of operations or financial condition.

Unfavorable end-user responses to price increases could have a material adverse impact on our business, results of operations and financial condition.

From time to time, and especially in periods of rising paper costs, we increase the prices of our products. Significant price increases, particularly if not taken by competitors in respect of similar products, could result in lower net sales. For instance, interruptions in paper supply may lead us to increase the price of our paper consumables while plastic-based packaging competitors would not similarly increase the price of our products, which may result in a reduction in our market share and net sales. Such loss of end-users or lower net sales may materially adversely affect our business, results of operations and financial condition.

Demand for our products could be adversely affected by changes in end-user or consumer preferences, which could have a material adverse effect on our business, financial condition or results of operations.

Our net sales depends primarily on the volume of purchases by our end-users in the e-commerce industry and other industries it serves. End-user preferences for packaging formats, as well as the preferences of our end-users, can influence net sales. Changes in these preferences, as well as changes in consumer behavior generally, could negatively impact demand for our products which could have a material adverse effect on our business, financial condition or results of operations.

Moreover, we position ourselves in the protective packaging market as the leading environmentally sustainable protective packaging solutions provider. Although we believe a market and consumer preference for environmentally sustainable solutions is a trend that is likely to continue, there is no guarantee that it will do so or that we will benefit from the continuing trend. If the current trend in favor of environmental sustainability does not continue, diminishes, or shifts away from paper and fiber-based products, demand for our products could decrease, which could have an adverse impact on our business or results of operations, including through reduced net sales and a subsequent decrease in gross margin and earnings. Additionally, the advent of emerging or improved technologies, such as the potential widespread availability of lower cost bio-plastics or increased recyclability of resin-based packaging solutions, could satisfy market and consumer demand for environmentally sustainable packaging solutions and negatively impact our business, financial condition or results of operations even if the current trend in favor of environmentally sustainable solutions continues.

Continued consolidation in sectors in which many of our end-users operate may adversely affect our business, financial condition or results of operations.

Many of the sectors in which many of our end-users operate, such as the e-commerce, automotive aftermarket, IT/electronics, machinery and home goods markets, have been consolidating in recent years, and this trend may continue. Because our business relies on integrating our protecting packaging systems into end-users’ existing operations and generating revenue through the sale of our paper consumables, increased consolidation may have an adverse impact on our or our distributors’ ability to attract

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

additional end-users or retain existing end-users, or on the pricing of our products and services, which could in turn adversely affect our business, financial condition or results of operations.

The loss of end-users, particularly our e-commerce end-users, or a reduction in their production requirements, could have a significant adverse impact on our net sales and profitability.

Although we have a diverse base of end-users, the loss of significant end-users or a large group of end-users, or a reduction in their production requirements, could have an adverse effect on our net sales and, depending on the magnitude of the loss or reduction, our financial condition or results of operations. There can be no assurance that our existing end-user relationships will continue or be renewed at the same level of production, or at all, in the future.

In particular, a number of our e-commerce end-users that currently use our paper consumables for void-fill, cushioning or wrapping, including our largest single end-user which accounted for approximately 11% of our net sales for the year ended December 31, 2018, have established internal goals or initiatives relating to reducing the quantity of consumables that they utilize in their product packaging as part of environmental responsibility initiatives. If these end-users achieve their goals or if additional end-users pursue similar initiatives, they may require a reduced quantity of our paper consumables for protective packaging of their products. The loss of any e-commerce end-users, or a reduction in their purchasing levels, could have a material adverse effect on our business, financial condition or results of operations.

Our performance, competitive position and prospects for future growth could be negatively impacted if new products we develop do not meet sales or margin expectations, which could have a material adverse effect on our business, financial condition or results of operations.

Our performance is dependent in part on our continuing ability to develop products that appeal to end-users by providing new or enhanced value propositions and provide us with a favorable return on the products’ cost through sales of paper consumables. The development and introduction cycle of each of these new products can be lengthy and involve high levels of investment. New products may not meet sales or margin expectations due to many factors, including our inability to (i) accurately predict demand, end-user preferences and evolving industry standards; (ii) resolve technical and technological challenges in a timely and cost-effective manner; or (iii) achieve manufacturing efficiencies. To the extent any new products do not meet our sales or margin expectations, our competitive position and future growth prospects may be negatively impacted, which could have a materially adverse effect on our business, financial condition or results of operations.

Our investments in research and development may not yield the results expected.

In order to compete in the protective packaging market, we must, among other things, adapt to changing consumer preferences and a competitive market through technological innovation. As a result of technological innovation as well as changing consumer preferences, new products can become standardized rapidly, leading to more intense competition and ongoing price erosion. In order to maintain our competitive advantage, we have invested, and will continue to invest, in research and development of new products and technologies. However, these investments may not yield the innovation or results expected on a timely basis, or at all, and any resulting technological innovations may not lead to successful new products or otherwise improve our performance and competitive advantage. Furthermore, our competitors may develop new products that are better suited to meet consumer demands, may develop and introduce such products before we are able to do so or may otherwise negatively impact the success of our new products, any of which could have a material adverse impact on our business, financial condition or results of operations.

Our efforts to expand beyond our core product offerings and into adjacent markets may not succeed and could adversely impact our business, financial condition or results of operations.

We may seek to expand beyond our core fiber-based protective packaging systems and develop products or business strategies that have wider applications for manufacturers, end-users, or consumers. Expanding into new markets would require us to devote substantial additional resources to such expansion, and our ability to succeed in developing such products to address such markets is not certain. It is likely that we would need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable research and development expenses, in order to pursue such an expansion successfully.

Any such expansion would be subject to additional uncertainties. For example, we could encounter difficulties in attracting new end-users due to lower levels of familiarity with our brand among potential distributor partners and end-users in markets we do not currently serve. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies or new product types, and our ability to generate net sales from our current products

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow net sales or recover any associated development costs, our business, financial condition or results of operations could be adversely affected.

Uncertain global economic conditions have had and could continue to have an adverse effect on our financial condition or results of operations.

Uncertain global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, global economic downturns have adversely impacted some of our end-users, such as automotive companies, distributors, electronic manufacturers, machinery manufacturers, home goods manufacturers and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending.

During economic downturns or recessions, there can be heightened competition for net sales and increased pressure to reduce selling prices as end-users may reduce their volume of purchases. Also, reduced availability of credit may adversely affect the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures. This could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from distributors or end-users. If we lose significant sales volume, are required to reduce our selling prices significantly or are unable to collect amounts due, there could be a negative impact on our profitability and cash flows, which could have a material adverse effect on our business, financial condition or results of operations.

The global nature of our operations exposes us to numerous risks that could materially adversely affect our financial condition or results of operations.

We maintain production facilities in three countries and territories, and our products are distributed to approximately 50 countries and territories around the world. A substantial portion of our operations are located outside of the United States and approximately 54% of our 2018 sales were generated outside of the United States. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. and European operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact our cash flows or operations in those areas. Risks inherent in our international operations include:

•	foreign currency exchange controls and tax rates, and exchange rate fluctuations, including devaluations;

•	the potential for changes in regional and local economic conditions, including local inflationary pressures;

•
laws and regulations governing foreign investment, foreign trade and currency exchange, such as those on transfer or repatriation of funds, which may affect our ability to repatriate cash as dividends or otherwise and may limit our ability to convert foreign cash flows into U.S. dollars;

•	restrictive governmental actions such as those on trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

•	the imposition of tariffs and other trade barriers, and the effects of retaliatory trade measures;

•	compliance with U.S. laws and regulations, including those affecting trade and foreign investment and the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “Foreign Corrupt Practices Act”);

•	compliance with tax laws, or changes to such laws or the interpretation of such laws, affecting taxable income, tax deductions, or other attributes relating to our non-U.S. earnings or operations;

•	difficulties of enforcing agreements and collecting receivables through certain foreign legal systems;

•	difficulties of enforcement and variations in protection of intellectual property and other legal rights;

•	more expansive legal rights of foreign unions or works councils;

•	changes in labor conditions and difficulties in staffing and managing international operations;

•
import and export delays caused, for example, by an extended strike at the port of entry, or major disruptions to international or domestic trade routes due to strikes, shortages, acts of terrorism or acts of war could cause a delay in our supply chain operations;

•	difficulties in staffing and managing international operations;

•	geographic, language and cultural differences between personnel in different areas of the world; and

•	political, social, legal and economic instability, civil unrest, war, catastrophic events, acts of terrorism, and widespread outbreaks of infectious diseases.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

These and other factors may have a material adverse effect on our international operations and, consequently, on our financial condition or results of operations.

If significant tariffs or other restrictions are placed on the import of Chinese goods, or if China places tariffs or other restrictions on the import of U.S. goods, our business, financial condition or results of operations may be materially adversely affected.

If significant tariffs or other restrictions are placed on the import of Chinese goods or if China places significant tariffs or other restrictions on the import of U.S. goods, our business, financial condition or results of operations may be materially adversely affected. For example, in September 2018, the U.S. government assessed a 10% tariff on thousands of categories of goods, including parts that we import from China to our domestic facilities to assemble our protective systems. More recently in May 2019, the U.S. government announced that it will raise tariffs from 10% to 25% on $200 billion worth of imports from China. The U.S. government continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. If additional duties are imposed or increasingly retaliatory trade measures taken by either the United States or China, we could need to materially increase our capital expenditures relating to the assembly of our protective systems, which could require us to raise our prices and result in the loss of end-users and harm our operating performance. Alternatively, we may seek alternative supply sources outside of China which may result in significant costs and disruption to our operations. In any such event, our business could be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, or the imposition of additional tariffs, any of which could cause us to raise prices or make changes to our operations, and could materially harm our business, financial condition or results of operations.

A major loss of or disruption in our assembly and distribution operations could adversely affect our business, financial condition or results of operations.

A disruption in operations at one or more of our assembly and distribution facilities, or those of our suppliers, could have a material adverse effect on our business or operations. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes or other labor unrest, transportation interruption, government regulation, contractual disputes, political unrest or terrorism. For example, we operate in leased facilities in Reno, Nevada, Raleigh, North Carolina, Kansas City, Missouri, and Nyrany, Czech Republic. If we are unable to renew leases at existing facilities on favorable terms or to relocate our operations to nearby facilities in an orderly fashion upon the expiration of those leases, we could suffer interruptions in our production and significant increases in costs.

Furthermore, alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key assembly or paper converter facilities is unable to assemble our products or convert raw paper into our paper consumables, respectively, for an extended period of time, our net sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our distributors’ and end-users’ needs, which could have a material adverse effect on our business, financial condition or results of operations.

Fluctuations between foreign currencies and the U.S. dollar could materially impact our consolidated financial condition or results of operations.

Approximately 54% of our net sales in 2018 were generated outside the United States. We translate net sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to U.S. dollars. During periods of a strengthening U.S. dollar, we reported international net sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of ours goods versus those of our competitors.

Foreign exchange rates may also impact the ability of our customers to secure sufficient funds in U.S. dollars or European currency to purchase goods for export. For example, many of our distributors are local entities in the markets in which they operate and utilize foreign currencies to operate their business. Such distributors must convert their local currency into U.S. dollars or European currency in their business with us, for which foreign exchange rate fluctuations may present additional challenges for the operation of their business. We cannot predict the effects of exchange rate fluctuations on our future operating results or business. As exchange rates vary, our results of operations and profitability may be harmed.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition or results of operations.

We are subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and end-users, or cyber-attacks or security breaches of our networks or systems, could result in the loss of end-users and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition or results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats.

We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that are subject to privacy and security laws, regulations and end-user controls. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our end-users and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our business, financial condition or results of operations.

We are subject to anti-corruption and anti-money laundering laws with respect to both our domestic and international operations, and non-compliance with such laws can subject us to criminal and civil liability and harm our business.

We are subject to the Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit us from authorizing, offering, or directly or indirectly providing improper payments or benefits to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of these third-parties, our employees, representatives, contractors and agents, even if we do not explicitly authorize such activities. In addition, although we have implemented policies and procedures to ensure compliance with anticorruption and related laws, there can be no assurance that all of our employees, representatives, contractors, partners, or agents will comply with these laws at all times. Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and debarment from contracting with certain governments or other persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our brands.

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or adversely impact the value of our brands or ability to sell our products in certain jurisdictions. We could also be required to recall possibly defective products, or voluntarily do so, which could result in adverse publicity and significant expenses and reduced net sales. Although we maintain product liability insurance coverage, potential product liabilities claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.

Political and economic instability and risk of government actions affecting our business and our end-users or suppliers may adversely impact our business, results of operations and cash flows.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

We are exposed to risks inherent in doing business in each of the countries/regions or regions in which we or our end-users or suppliers operate including: civil unrest, acts of terrorism, sabotage, epidemics, force majeure, war or other armed conflict and related government actions, including sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses required by us to operate our plants or import or export our goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds. In particular, if additional restrictions on trade with Russia were adopted by the European Union or the United States, and were applicable to our products, we could lose revenue and experience lower growth rates in the future, which could have a material adverse effect on our business, financial condition or results of operations.

We rely on third party distributors to store, sell, market, service and distribute our products.

We rely on our network of third party distributors to store, sell (in the case of paper consumables), market, service and distribute our protective packaging systems and paper consumables to a majority of our end-users. Because we rely on third party distributors, we are subject to a number of risks, including:

•	the risk that distributors may terminate or decline to renew their contractual relationship with us;

•	the risk that we may not be able to renew our contracts with distributors on the same contractual terms;

•	the risk that distributors, or the services that they rely on, will fail, or will be unable to deliver our protective packaging systems and paper-based products in a timely manner;

•	the risk that distributors will be otherwise unable or unwilling to sell, market, service and distribute our products to end users at the same rate they have historically, or at all; and

•	the risk that end-users will increasingly seek to purchase consumables directly from suppliers, which would require us to alter our business model in order to accommodate direct-to-consumer sales.

If we fail to maintain our relationships with our distributors, or if our distributors do not meet the sales, marketing and service expectations of our or our end-users, our business, financial condition or results of operations could be materially adversely affected.

We depend on third parties for transportation services.

We rely primarily on third parties for delivery of our raw materials, as well as for transportation to certain select end-users to which we directly sell our products. In particular, a significant portion of the raw materials we use are transported by ship, railroad or trucks, which modes of transportation are highly regulated. If any of our third-party transportation providers were to fail to deliver raw materials to us in a timely manner, or fail to deliver our products to our direct end-users in a timely manner, we might be unable to manufacture our products in response to end-user demand. For example, at most of our facilities, quantities of raw paper stored on-site represent approximately five days of paper consumables production at such facilities due to cost savings and storage limitations. In addition, if any of these third parties were to cease operations or cease doing business with us, it might be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively impact our end-user relationships and have a material adverse effect on our financial condition or results of operations.

We could experience disruptions in operations and/or increased labor costs.

In Europe, most of our employees, including most of our employees in the Netherlands, are represented by either labor unions or workers councils and are covered by collective bargaining agreements that are generally renewable on an annual or bi-annual basis. In addition, as our business expands globally we may be subject to new labor-related requirements that may impose additional requirements or costs on our business. As is the case with any negotiation, we may not be able to negotiate or renew acceptable collective bargaining agreements in such cases, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially adversely affect our business, financial condition or results of operations.

We are subject to a variety of environmental and product registration laws that expose us to potential financial liability and increased operating costs.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

We are subject to a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture and assembly of our products, the discharge of pollutants into the air, soil and water and the use, handling, transportation, storage and disposal of hazardous materials.

Many jurisdictions require us to have operating permits for our assembly and warehouse facilities and operations. Any failure to obtain, maintain or comply with the terms of these permits could result in fines or penalties, revocation or nonrenewal of our permits, or orders to temporarily or permanently cease certain operations, and may have a material adverse effect on our business, financial condition or results of operations.

Some jurisdictions in which we operate have laws and regulations that govern the registration and labeling of some of our products. For example, we expect significant future environmental compliance obligations for our European operations as a result of the European Union (“EU”) Directive “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Directive No. 2006/1907) enacted on December 18, 2006. The directive, known as REACH, imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. The EU also enacted in 2008 a “Classification, Labeling and Packaging” regulation, known as the CLP Regulation, which aligns the EU system of classification, labeling and packaging of chemical substances to the Globally Harmonized System. Other jurisdictions may impose similar requirements. Compliance with these requirements can be costly.

We cannot predict with reasonable certainty the future cost of environmental compliance, industrial hygiene within our facilities, product registration, or environmental remediation. Environmental laws have become more stringent and complex over time and may continue to do so. Our environmental costs and operating expenses will be subject to these evolving regulatory requirements and will depend on the scope and timing of the effectiveness of requirements in these various jurisdictions. As a result of such requirements, we may be subject to an increased regulatory burden, including significant future environmental compliance, hygiene, health and safety obligations.

Increased compliance costs, increasing risks and penalties associated with violations, or our inability to market some of our products in certain jurisdictions may have a material adverse effect on our business, financial condition or results of operations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are subject to litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our results of operations and financial condition.

In the ordinary course of business, we are subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the world, including product liability claims, actions brought against us by our employees and other legal proceedings. Any such claims, regardless of merit, could be time-consuming and expensive to defend and could divert management’s attention and resources.

In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all.

If any significant accident, judgment, claim (or a series of claims) or other event is not fully insured or indemnified against, the cost of such accident, judgment, claim(s) or other event could have a material adverse impact on our business, financial condition or results of operations. There can be no assurance as to the actual amount of these liabilities or the timing thereof. We cannot be certain that the outcome of current or future litigation will not have a material adverse impact on our business, results of operations and financial condition.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

If we are not able to protect or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing their products in a manner that capitalizes on our trademarks, and this loss of a competitive advantage may have a material adverse effect on our business, financial position or results of operations.

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. If we are unable to maintain the proprietary nature of our intellectual property, this loss of a competitive advantage could result in decreased net sales or increased operating costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

We own a large number of patents and pending patent applications on our products, aspects thereof, methods of use and/or methods of manufacturing. There is a risk that our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. Furthermore, we have historically focused and expect to continue to focus on strategically protecting our patents, including through pursuing infringement claims, which, especially in Europe, carries the risk that a court will determine our patents are invalid or unenforceable.

Trademark and trade name protection is important to our business. Although most of our trademarks are registered in the United States and in the foreign countries/regions in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of some foreign countries/regions may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and trade names may be substantial.

We cannot be certain that we will be able to assert these intellectual property rights successfully in the future or that they will not be invalidated, circumvented or challenged. Other parties may infringe on our intellectual property rights and may thereby dilute the value of our intellectual property in the marketplace. Third parties, including competitors, may assert intellectual property infringement or invalidity claims against us that could be upheld.

Intellectual property litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to protect our proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all.

Any failure by us to protect our trademarks and other intellectual property rights may have a material adverse effect on our business, financial condition or results of operations.

Our acquisition and integration of businesses could adversely affect our business, financial condition or results of operations.

As part of our growth strategy, from time to time we consider acquisitions that either complement or expand our existing lines of business. For example, in February 2017, we acquired End of Line Automation Neopack Solutions S.A.S dba e3neo, a French packaging automation company (“e3neo”). We are unable to predict the size, timing and number of acquisitions we may complete, if any, in the future. Integrating acquired businesses may create substantial costs, delays or other problems for us that could adversely affect our business, financial condition or results of operations. In addition, we may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), and we also may pay fees and expenses associated with financing acquisitions to investment banks and other advisors. We may also assume the liabilities of an acquired company, there can be no assurances that all potential liabilities will be identified or known to us and any such liabilities could materially adversely impact our business and financial condition.

Furthermore, we may not be able to successfully integrate any acquired businesses or realize all of the expected synergies from previously acquired businesses or related strategic initiatives. If we are unable to achieve the benefits that we expect to achieve from our strategic initiatives, we could adversely affect our business, financial condition or results of operations. Additionally, while we execute these acquisitions and related integration activities, it is possible that our attention may be diverted from our ongoing operations which may have a negative impact on our business.

Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

Our business is subject to operating hazards and risks relating to handling, storing, transporting and use of the products we sell. We maintain insurance policies in amounts and with coverage and deductibles that we believe are reasonable and prudent.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death or property damage arising in the ordinary course of business, and our current levels of insurance may not be maintained or available in the future at economical prices. If a significant liability claim is brought against us that is not adequately covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition or results of operations.

Our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.

Our overall effective income tax rate is equal to our total tax expense as a percentage of total earnings before tax. However, income tax expense and benefits are not recognized on a global basis but rather on a jurisdictional or legal entity basis. Losses in one jurisdiction may not be used to offset profits in other jurisdictions and may cause an increase in our tax rate. Changes in the mix of earnings (or losses) between jurisdictions and assumptions used in the calculation of income taxes, among other factors, could have a significant effect on our overall effective income tax rate, which may have a material adverse effect on our financial condition or results of operations.

U.S. federal income tax reform could adversely affect us.

The 2017 Tax Cuts and Jobs Act (the “TCJA”), which was enacted on December 22, 2017, significantly affects U.S. tax law by changing how the United States imposes income tax on multinational corporations. The TCJA, among other things, reduced the U.S. corporate income tax rate from 35% to 21%, created a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries, and created a new tax on certain foreign earnings.

As of December 31, 2018, the Company completed its accounting for the tax effects of the Act and recorded the impacts appropriately in the financial statements. There are ongoing impacts as a result of the TCJA related to the current taxation of certain foreign earnings that would result in an increase to our effective tax rate. Additionally, new guidance and regulations continues to be issued which are assessed on an ongoing basis and can have an adverse effect on us.

The full realization of our deferred tax assets may be affected by a number of factors, including earnings in the United States.

We have deferred tax assets including state and foreign net operating loss carryforwards, accruals not yet deductible for tax purposes, employee benefit items, interest expense carryforwards and other items. We have established valuation allowances to reduce the deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize the deferred tax assets depends in part upon our ability to generate future taxable income, including the scheduled reversal of deferred tax liabilities that have been generated as a result of the transaction, within each respective jurisdiction during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize the assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and/or certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our effective tax rate would increase if we were required to increase our valuation allowances against our deferred tax assets. In addition, changes in statutory tax rates or other legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.

We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, consolidated financial condition or results of operations.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and corporate and financing structure. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the United States in December 2018 enacted significant tax reform, and certain provisions of the new law may adversely affect us. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we does business. Additional changes in tax laws could increase our overall taxes and our business, consolidated financial condition or results of operations could be adversely effected in a material way. In addition, the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.

We may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.

We record a significant amount of goodwill and other identifiable intangible assets, including end user relationships, trademarks and developed technologies. We test goodwill and intangible assets with indefinite useful lives for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Amortizable intangible assets are periodically reviewed for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment may result from, among other things, (i) a decrease in our expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or business climates; (vi) heightened competition; (vii) strategic decisions made in response to economic or competitive conditions; or (viii) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event that we determine that events or circumstances exist that indicate that the carrying value of goodwill or identifiable intangible assets may no longer be recoverable, we might have to recognize a non-cash impairment of goodwill or other identifiable intangible assets, which could have a material adverse effect on our consolidated financial condition or results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

Following our domestication as a Delaware corporation in connection with the closing of the business combination, we are subject to income and other taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructuring;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Disruption and volatility of the financial and credit markets could affect our external liquidity sources.

Our principal sources of liquidity are accumulated cash and cash equivalents, short-term investments, cash flow from operations and amounts available under our lines of credit, including secured credit facilities, term loans and a revolving credit facility. We may be unable to refinance any of our indebtedness on commercially reasonable terms or at all.

Additionally, conditions in financial markets could affect financial institutions with which we have relationships and could result in adverse effects on our ability to utilize fully our committed borrowing facilities. For example, a lender under the first lien secured credit facilities may be unwilling or unable to fund a borrowing request, and we may not be able to replace such lender.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges in connection with the business combination that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on Rack Holdings in connection with the business combination, we cannot assure you that this diligence revealed all material issues that may be present in Rack Holdings’ business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our and Rack Holdings’ control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be noncash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

We are dependent upon certain key personnel to successfully operate our business, including our executive officers and directors, and their loss could adversely affect our ability to operate. The loss of such key personnel and our inability to hire and retain replacements could negatively impact our operations and profitability following the business combination.

Our ability to successfully operate our business is dependent upon the efforts of certain key personnel, including our senior management. Furthermore, other than key-man insurance on the life of Mr. Asali that we are required to obtain under the terms of the forward purchase agreements, we do not have employment agreements with, or key-man insurance on the lives of, all of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers and our inability to hire and retain replacements could have a detrimental effect on us and negatively impact our operations and profitability.

We have incurred and expect to continue to incur significant transaction costs in connection with the business combination and related transactions.

We have incurred and expect to continue to incur significant, non-recurring costs in connection with consummating the business combination and related transactions. All expenses incurred in connection with the business combination and related transactions, including all legal, and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs. Our transaction expenses as a result of the business combination and related transactions are currently estimated to be approximately $42.2 million, including $10.5 million in accompanying deferred underwriting commissions and private placement fees to the underwriters of our IPO. See the notes to the unaudited pro forma financial statements for more information.

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

Our debt financing entered into for the purposes of consummating the business combination may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

In connection with the closing of the business combination, we entered into senior secured credit facilities provided by Goldman Sachs Merchant Banking Division consisting of a $378,175,000 dollar-denominated first lien term facility, a €140.0 million euro-denominated first lien term facility and a $45.0 million revolving facility. Our senior secured credit facilities, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities which may adversely affect our ability to finance capital expenditures, acquisitions, debt service requirements or to engage in new business activities or otherwise adversely affect our ability to execute our business strategy compared to our competitors who have less debt. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, such agreements restrict our ability to, among other things:

•	declare dividends or redeem or repurchase capital stock, including with respect to our Class A common stock;

•	prepay, redeem or purchase other debt;

•	incur liens;

•	make loans, guarantees, acquisitions and other investments;

•	incur additional indebtedness;

•	engage in sale and leaseback transactions;

•	amend or otherwise alter debt and other material agreements;

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

•	engage in mergers, acquisitions or asset sales;

•	engage in transactions with affiliates; and

•	enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries.

Further, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements, including with respect to the senior secured credit facilities, could result in a default under those agreements and under other agreements containing cross-default provisions. Such a default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by our existing and future financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

Our substantial levels of outstanding indebtedness could adversely affect our financial condition and ability to fulfill our obligations.

We have incurred substantial levels of outstanding debt, and the outstanding indebtedness may:

•	adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•
require us to dedicate a substantial portion of our cash flow to payment of principal and interest on our debt and fees on our letters of credit, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including our outstanding borrowings (if any);

•	increase the possibility of an event of default under the financial and operating covenants contained in our existing debt instruments; and

•
limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions of our business than their competitors with less debt.

Our ability to make scheduled payments of principal or interest with respect to our debt will depend on our ability to generate cash and our future financial results. If we are unable to generate sufficient cash flow from operations in the future to service our debt obligations, we might be required to refinance all or a portion of our existing debt or to obtain new or additional such facilities. However, we might not be able to refinance our existing debt or obtain any such new or additional facilities on favorable terms or at all.

We may be unable to obtain additional financing to fund our operations or growth.

We may require additional financing to fund our operations or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the Company. Other than pursuant to the working capital promissory note, none of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could remain an emerging growth company for up to

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

five years from the date of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources, and increase the time and costs of integrating an acquisition.

Section 404 of the Sarbanes-Oxley Act required that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. However, we have yet to evaluate and report on the internal control over financial reporting of Rack Holdings, and there can be no guarantee that the internal control over financial reporting at Rack Holdings is in compliance with the provisions of the Sarbanes-Oxley Act. As such, the development of the internal controls of Rack Holdings in order to achieve compliance with the Sarbanes-Oxley Act may involve expense, time and be a distraction to management.

Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. However, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. In addition, as we have yet to evaluate and report on the internal control over financial reporting of Rack Holdings, the independent registered public accounting firm attestation requirement may result in the identification of issues with respect to Rack Holdings’ internal controls over financial reporting, which may result in increased time and expense.

Provisions in our organizational documents may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our organizational documents contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our organizational documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for substantially all disputes between the Company and our stockholders, to the fullest extent permitted by law, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or our directors, officers, stockholders, employees or agents.

Our organizational documents provide that, to the fullest extent permitted by law, unless the Company consents to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on behalf of the Company;

•	any action asserting a claim of breach of a fiduciary duty owed to the Company or the Company’s stockholders by any of the Company’s directors, officers or other employees;

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

•
any action asserting a claim against the Company or any of the Company’s directors, officers or employees arising out of or relating to any provision of the DGCL or the proposed organizational documents; or

•
any action asserting a claim against the Company or any of the Company’s directors, officers, stockholders or employees that is governed by the internal affairs doctrine of the Court of Chancery of the State of Delaware.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of the Company’s directors, officers, or other employees, which may discourage lawsuits with respect to such claims. However, stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder and this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, which provides for the exclusive jurisdiction of the federal courts with respect to all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, this provision applies to Securities Act claims and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Accordingly, there is uncertainty as to whether a court would enforce such provision with respect to suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. If a court were to find the choice of forum provision contained in the Company’s proposed organizational documents to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm the Company’s business, results of operations and financial condition.

Risks Related to Ownership of Our Securities

The grant of registration rights to certain holders of our shares and warrants and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to the registration rights agreements entered into in connection with the IPO and the sales of the subscription shares, the equity financing investors and holders of the private placement warrants and the warrants that may be issued upon conversion of the working capital loans are entitled to registration rights with respect to such equity financing shares, warrants and the common stock underlying such warrants, as applicable. The registration rights are exercisable with respect to the equity financing shares, the private placement warrants (including any Class A common stock or Class C common stock issuable upon exercise of such private placement warrants) and the warrants that may be issued upon conversion of working capital loans (including any Class A common stock that may be issued upon the exercise of such warrants). Pursuant to the forward purchase agreements and the strategic partnership agreement, we have agreed that we will use our reasonable best efforts (i) to file within 30 days after the closing (and, with respect to clause (B) below, within 30 days following announcement of the results of the shareholder vote relating to our business combination, which we refer to as the “disclosure date”) a registration statement with the SEC for a secondary offering of (A) the forward purchase securities, the subscription securities, the Class A common stock underlying the forward purchase warrants, and the anchor investors’ and the BSOF entities’ founder shares, and (B) any other Class A common stock or warrants acquired by the anchor investors, the BSOF entities and the subscription investors, including any time after we complete our business combination, (ii) to cause such registration statement to be declared effective promptly thereafter, but in no event later than 60 days after the closing or the disclosure date, as the case may be and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which such relevant party ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreements, the subscription agreements and the voting agreement, as applicable. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2019, our Sponsor holds approximately 5.1% of our total outstanding shares, our officers and directors hold approximately 5.8% of our total outstanding shares, JS Capital holds approximately 52.1% of our total outstanding shares, and the BSOF entities hold approximately 13.1% of our total outstanding shares, which does not take into account any

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

warrants outstanding as of the closing and that may be exercised thereafter. Pursuant to the terms of the forward purchase agreements entered into at the time of the IPO and the reallocation agreement, the founder shares may not be transferred until the earlier to occur of (i) one year after the closing or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing, the common stock into which the founder shares convert will be released from these transfer restrictions. Additional sales of our common stock into the market may cause the market price of our common to drop significantly.

Certain of our stockholders, including JS Capital and our Sponsor, own a significant portion of the outstanding voting stock of the Company.

As of June 30, 2019, our Sponsor owns approximately 5.1% of our outstanding common stock, JS Capital owns approximately 52.1% of our common stock and the BSOF entities hold approximately 13.1% of our total outstanding shares. As long as these entities own or control a significant percentage of outstanding voting power, they will have the ability to strongly influence all corporate actions requiring shareholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The interests of these entities may not align with the interests of our other shareholders. These entities are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. These entities may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A common stock and warrants are listed on the NYSE. We cannot guarantee that our securities will remain listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A common stock and warrants are listed on the NYSE, and, as a result, are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

The market for our securities may be volatile following the closing.

Following the business combination, the price of our securities may fluctuate significantly due to the market’s reaction to the business combination and general market and economic conditions. The price of our securities after the business combination can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

If the business combination’s benefits do not meet the expectations of investors, shareholders or financial analysts, the market price of our securities may decline.

If the benefits of the business combination do not meet the expectations of investors or securities analysts, the market price of our securities prior to the closing may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the business combination, trading in the shares of our Class A common stock had not been active. Accordingly, the valuation ascribed to our Class A common stock in the subscription agreements may not be indicative of the price that will prevail in the trading market following the business combination. If an active market for our securities develops and continues, the trading price of our securities following the business combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities following the business combination may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company following the business combination could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price for our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

For a discussion of the Company’s unregistered sales of equity securities in the period covered by this Quarterly Report on Form 10-Q, see Item 3.02 of the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2019. There were no additional unregistered sales of equity securities following the date of such Current Report.

On March 27, 2019, the Board of Directors of the Company approved a warrant repurchase program, authorizing the Company to repurchase the Company’s outstanding public warrants to purchase shares of the Company’s Class A common stock for an aggregate expenditure of up to $10 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. Warrant repurchase activity for the second quarter of 2019 was as follows:

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under Plans or Programs(2)
April 1 - 30, 2019	462,000	$1.3764	462,000	$9,364,103.20
May 1 - 31, 2019	—	—	—	—
June 1 - 30, 2019	—	—	—	—
Total	462,000	$1.3764	462,000	$9,364,103.20

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.
Item 6. Exhibits

Exhibit No.	Description

2.1
Amendment No. 2 to Stock Purchase Agreement, dated May 14, 2019, among One Madison Corporation, Rack Holdings L.P. and Rack Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 15, 2019)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019)
10.1
First Lien Credit Agreement, dated June 3, 2019 among Ranger Packaging LLC, Ranpak B.V., Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019).

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

10.2
Form of One Madison Corporation 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 29, 2019).

10.3
Second Amendment, dated May 13, 2019 to the Securities Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 15, 2019).

10.4
Anchor Earnout Agreement, dated May 13, 2019, between One Madison Corporation and JS Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 15, 2019).

10.5
Consent of Holders of Class B Shares, dated May 13, 2019, among certain holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 15, 2019).

10.6
Offer Letter, dated April 7, 2019 between Ranpak Corp. and Trent Meyerhoefer (incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on April 15, 2019).

10.7
Severance and Non-Competition Agreement, dated April 7, 2019 between Ranpak Corp. and Trent M. Meyerhoefer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on April 15, 2019).

10.8
Letter Agreement, dated April 7, 2019 between One Madison Corporation and Trent Meyerhoefer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on April 15, 2019).

10.9
Offer Letter Agreement, dated June 3, 2019 between Ranpak Holdings Corp. and Michael A. Jones (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019).

10.10
Form of 2019 Omnibus Incentive Plan Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019).

10.11
Form of 2019 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019).

10.12
Performance Restricted Stock Unit Award Agreement, dated June 3, 2019 between Ranpak Holdings Corp. and Trent Meyerhoefer - Vesting of PRSUS (incorporated by reference to the Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019).

10.13
Restricted Stock Unit Award Agreement, dated June 3, 2019 between Ranpak Holdings Corp. and Trent Meyerhoefer - Vesting of RSUS (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of the Company pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of the Company pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 13, 2019

RANPAK HOLDINGS CORP.

By:	/s/ Trent M. Meyerhoefer
Name: Trent M. Meyerhoefer
Title: SVP and Chief Financial Officer