Form 10-Q
period 2019-09-30
Ranpak Holdings Corp.
filed 2019-11-07
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 47,361,352 of its Class A common shares, $0.0001 par value per share, outstanding (which includes 6,116,454 Class A common shares that are subject to an earn-out provision as described in Part 1, Item 1 of this report) and 6,511,293 of its Class C common shares, $0.0001 par value per share, outstanding, of which 731,383 Class C common shares are subject to an earn-out.

RANPAK HOLDINGS CORP.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2019

Index to Unaudited Condensed Consolidated Financial Statements

RANPAK HOLDINGS CORP.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Successor, for the Three Months Ended September 30, 2019 and for the Period June 3, 2019 through September 30, 2019, Predecessor, for the Period January 1, 2019 through June 2, 2019 and for the Three and Nine Months Ended September 30, 2018

Unaudited Condensed Consolidated Balance Sheets - Successor, September 30, 2019 and Predecessor, December 31, 2018
Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity - Successor, for the Period June 3, 2019 through September 30, 2019 and for the Three Months Ended September 30, 2019, Predecessor, for the Three and Nine Months Ended September 30, 2018 and for the Period January 1, 2019 through June 2, 2019

Unaudited Condensed Consolidated Statements of Cash Flows - Successor, for the Period June 3, 2019 through September 30, 2019, Predecessor, for the Period January 1, 2019 through June 2, 2019 and for the Nine Months Ended September 30, 2018

Notes to the Unaudited Condensed Consolidated Financial Statements

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in millions, except share and per share data)

	Successor		Predecessor
	Three Months Ended September 30, 2019	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net sales	$69.1	$85.4	$106.4	$65.1	$191.9
Cost of sales	39.6	52.6	61.2	37.7	109.7
Selling, general and administrative	17.7	22.5	23.8	12.6	37.8
Transaction costs	—	0.3	7.4	1.0	1.2
Depreciation and amortization	10.3	13.3	17.7	10.7	32.3
Other operating expense, net	0.5	0.8	2.2	1.2	2.7
Income (loss) from operations	1.0	(4.1)	(5.9)	1.9	8.2
Interest expense	9.5	17.5	20.2	8.0	22.9
Foreign currency gain	(3.2)	(4.1)	(2.2)	(0.9)	(4.2)
Income (loss) before income taxes	(5.3)	(17.5)	(23.9)	(5.2)	(10.5)
Income tax benefit	(3.7)	(5.5)	(4.9)	(5.5)	(5.9)
Net income (loss)	$(1.6)	$(12.0)	$(19.0)	$0.3	$(4.6)

Other comprehensive income (loss):
Foreign currency translation adjustments	(11.1)	(6.3)	23.6	(1.1)	(5.4)
Comprehensive income (loss)	$(12.7)	$(18.3)	$4.6	$(0.8)	$(10.0)

Net (loss) income per share—basic and diluted

Net income (loss) per share			$(19,195.40)	$279.43	$(4,660.08)

Weighted-average shares outstanding			995	995	995

Two-class method

Net loss per common stock, Class A and C-basic and diluted	(0.03)	(0.22)

Weighted average number of Class A and C common stock outstanding, basic and diluted	53,871,068	53,870,568
__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Successor	Predecessor
	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$13.6	$17.5
Receivables, net	28.5	31.5
Inventories, net	12.5	11.8
Income tax receivable	6.1	3.4
Prepaid expenses and other current assets	2.8	4.1
Total current assets	63.5	68.3

Property, plant and equipment, net	121.2	73.0
Goodwill	411.6	355.7
Intangible assets, net	465.5	293.7
Other assets	3.7	2.0
Total Assets	$1,065.5	$792.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$11.4	$12.3
Accrued liabilities and other	12.1	10.8
Current portion of long-term debt	5.4	4.4
Deferred machine fee revenue	2.4	0.3
Total current liabilities	31.3	27.8

Long-term debt	515.2	494.9
Deferred income taxes	110.9	69.8
Capital lease obligations	6.0	0.2
Other liabilities	2.5	3.6
Total Liabilities	665.9	596.3

Commitments and Contingencies — Note 7
Shareholders' Equity
Common stock, $0.01 par; 1,000 shares authorized; 995 shares issued and outstanding at December 31, 2018	—	—
Class A common stock, $0.0001 par; 200,000,000 shares authorized, 47,361,352 shares issued and outstanding at September 30, 2019	—	—
Class C common stock, $0.0001 par value, 200,000,000 shares authorized, 6,511,293 issued and outstanding at September 30, 2019	—	—
Additional paid-in capital	429.8	291.4
Accumulated deficit	(23.9)	(69.9)
Treasury stock, zero shares, at September 30, 2019 and 5 shares, at cost, December 31, 2018	—	(1.5)
Accumulated other comprehensive loss	(6.3)	(23.6)
Total Shareholders' Equity	399.6	196.4

Total Liabilities and Shareholders' Equity	$1,065.5	$792.7

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions, except share data)

Successor
	Ordinary Shares				Common Stock
	Class A		Class B		Class A		Class C		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 3, 2019	2,770,967	—	11,250,000	—	—	—	—	—	$16.9	$(11.9)	$—	$5.0

Forward Purchase Shares	15,000,000	—							—	—	—	—
Additional Shares Purchased	16,149,317	—							—	—	—	—
Conversion of Forward Purchase & Additional Shares	(31,149,317)	—			25,454,282	—	5,695,035	—	256.0	—	—	256.0
Shares Canceled			(3,854,664)	—					(31.7)	—	—	(31.7)
Convert Class B			(7,395,336)	—	547,500	—	—	—	4.5	—	—	4.5
Convert Public Shares					14,581,346	—			119.9	—	—	119.9
Convert Private Placement Warrants					658,051	—	84,875	—	6.1	—	—	6.1
Shares subject to $15.00 earnout					2,940,336	—			24.2	—	—	24.2
Shares subject to $12.50 earnout					3,018,617	—	731,383	—	30.8	—	—	30.8
Shares subject to $12.25 earnout					157,500	—			1.3	—	—	1.3
Public Shares Redeemed	(2,770,967)	—							—	—	—	—
Issue restricted stock units									0.2	—	—	0.2
Foreign currency translation									—	—	4.8	4.8
Net loss									—	(10.4)	—	(10.4)

Balance at June 30, 2019	—	$—	—	—	47,357,632	—	6,511,293	—	$428.2	$(22.3)	$4.8	$410.7

Issue restricted stock units									1.6	—	—	1.6
Issue Director Shares					3,720
Foreign currency translation									—	—	(11.1)	(11.1)
Net loss									—	(1.6)	—	(1.6)

Balance at September 30, 2019	—	—	—	—	47,361,352	—	6,511,293	—	$429.8	$(23.9)	$(6.3)	$399.6

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions, except share data)

Predecessor
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2018	995	$—	$291.4	$(61.3)	$(1.5)	$(16.3)	$212.3
Net loss				(6.8)			(6.8)
Foreign currency translation						4.5	4.5
Balance at March 31, 2018	995	—	291.4	(68.1)	(1.5)	(11.8)	210.0
Net income				1.9			1.9
Foreign currency translation						(8.8)	(8.8)
Balance at June 30, 2018	995	—	291.4	(66.2)	(1.5)	(20.6)	203.1
Net income				$0.3			$0.3
Foreign currency translation						$(1.1)	(1.1)
Balance at September 30, 2018	995	$—	$291.4	$(65.9)	$(1.5)	$(21.7)	202.3

Balance at January 1, 2019	995	—	291.4	(69.9)	(1.5)	(23.6)	196.4
Net loss				(3.2)			(3.2)
Foreign currency translation						(3.4)	(3.4)
Balance at March 31, 2019	995	—	291.4	(73.1)	(1.5)	(27.0)	189.8
Net loss				(15.8)			(15.8)
Purchase of Ranpak Corp.	(995)		(291.4)	88.9	1.5	(47.1)	(248.1)
Foreign currency translation						74.1	74.1
Balance at June 2, 2019	—	$—	$—	$—	$—	$—	$—

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor	Predecessor
	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Nine Months Ended September 30, 2018
Cash Flows from Operating Activities
Net loss	$(12.0)	$(19.0)	$(4.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20.1	26.6	48.3
Amortization of deferred financing costs	0.7	7.5	2.0
Loss on disposal of fixed assets	0.2	1.0	1.4
Deferred income taxes	(1.3)	0.6	(3.4)
Loss (gain) on derivative contract	6.4	—	(0.6)
Currency (gain) on foreign denominated notes payable	(3.3)	(2.4)	(4.1)
Restricted stock unit grants	1.8	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(5.3)	3.5	(10.7)
Decrease (increase) in inventory	2.7	(1.3)	(1.0)
(Increase) decrease in prepaid expenses and other assets	(0.3)	2.7	0.1
Increase in other assets	(0.2)	(1.3)	(1.7)
(Decrease) increase in accounts payable	(25.4)	(2.8)	0.1
Increase (decrease) in accrued liabilities	2.9	7.1	(1.2)
Increase in other liabilities	1.4	2.3	2.3
Net cash (used in) provided by operating activities	(11.6)	24.5	26.9
Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(9.7)	(9.9)	(17.9)
Other fixed assets	(0.8)	(0.6)	(2.6)
Total capital expenditures	(10.5)	(10.5)	(20.5)
Cash paid for acquisitions	(945.6)	—	—
Patent and trademark expenditures	(0.2)	(0.3)	(0.4)
Net cash used in investing activities	(956.3)	(10.8)	(20.9)
Cash Flows from Financing Activities
Proceeds from issuance of term loans and credit facility	539.0	—	—
Proceeds from sale of common stock	302.4	—	—
Redemption of stock	(158.3)	—	—
Financing costs of debt facilities	(12.6)	—	—
Payments on term loans and credit facility	—	(13.3)	(5.4)
Payments of promissory note	(4.0)	—	—
Net cash provided by (used in) financing activities	666.5	(13.3)	(5.4)
Effect of Exchange Rate Changes on Cash	5.2	(7.7)	2.0
Net (Decrease) Increase in Cash and Cash Equivalents	(296.2)	(7.3)	2.6
Cash and Cash Equivalents, beginning of period	309.8	17.5	8.6
Cash and Cash Equivalents, end of period	$13.6	$10.2	$11.2
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

Principles of Consolidation—The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.
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

Derivative Financial Instruments—The Company uses derivatives as part of the normal business operations to manage its exposure to fluctuations in interest rates associated with variable interest rate debt. The Company has established policies and procedures that govern the risk management of these exposures. The primary objective in managing these exposures is to decrease the volatility of cash flows affected by changes in interest rates.

We use interest rate swap contracts to manage interest rate exposures. Derivatives are recorded in the consolidated balance sheets at fair value. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The changes in the fair values of derivatives not designated as hedges are recognized directly in earnings, as a component of interest expense. Prior to September 25, 2019, the Company did not apply hedge accounting to its outstanding interest rate swap, and changes in fair value were recorded directly to interest expense.

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
Within its arrangements, the Company has variable consideration including but not limited to discounts and credits.  Impacts associated with variable consideration under its arrangements such as discounts and credits are not material as the Company is currently accounting for this consideration consistent with the new standard. The Company preliminarily reviewed its sales commission policies to determine impact under ASC 606 and does not anticipate a material impact to its financial statements as the commissions currently being paid are immaterial to the Company’s financial statements. In addition, the Company expects that the changes in accounting for contingent milestone payments will have an effect on the future accounting treatment for the arrangements under the End of Line Automation Neopack Solutions S.A.S dba e3Neo (“e3Neo”) product line. The previous accounting guidance contained specific guidance related to the accounting for milestone payments including, if certain criteria were met, the ability to recognize all consideration related to the milestone once that milestone was achieved. The revenue ASUs do not contain guidance specific to milestone payments, thereby requiring potential milestone payments to be considered in accordance with the overall revenue recognition model. As a result, revenue from contingent milestone payments may be recognized earlier under the revenue ASUs than under the existing guidance, based on an assessment of the probability of achievement of the milestones and the likelihood of a significant reversal of such revenue at each reporting date. Revenue from the end of line automation (e3Neo) product line was less than 5% of total revenues in 2018 so the Company does not expect a material impact from any change in accounting for this product line. The Company is also evaluating any changes in balance sheet classification under ASC 606 and has not currently identified any changes. While the Company continues to assess the potential impacts of the new standard, including the areas described above, it cannot reasonably estimate the impact of the new standard on its consolidated financial statements and related notes.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020 with early adoption permitted. On October 16, 2019, the FASB delayed the implementation of ASU 2016-02 for private companies until fiscal years beginning after December 15, 2020. The Company is assessing the potential impact of the new standard on the consolidated financial statements and the change in adoption.
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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Derivatives and Hedging, (Topic 815) and Financial Instruments, (Topic 825). The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. Codification Improvements to Topic 326, Financial Instruments - Credit Losses is effective upon our adoption of ASU 2016-13. On October 16, 2019, the FASB delayed the implementation of ASU 2016-13 for private companies until fiscal years beginning after December 15, 2020. The Company is currently assessing this new guidance and will make a determination as to when to adopt ASU 2016-13. The amendments address partial-term fair value hedges and fair value hedge basis adjustments. Codification Improvements to Topic 815, Derivatives and Hedging are effective for us beginning the first annual reporting period beginning after December 15, 2019. Amendments on Topic 825, Financial Instruments mainly address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. For amendments related to ASU 2016-01 (Topic 825, Financial Instruments), the effective date is fiscal years and interim period beginning after December 20, 2020, with early adoption permitted. On October 16, 2019, the FASB delayed the implementation of ASU 2016-01 for private companies until fiscal years beginning after December 15, 2020. The Company is currently assessing this new guidance and will make a determination as to when to adopt ASU 2016-01 as well as the impact adopting ASU 2019-04 will have on the Company's condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 3 — Supplemental Balance Sheet Data

Accounts Receivable—The allowance for doubtful accounts was as follows:

	Successor	Predecessor
	September 30, 2019	December 31, 2018
Allowance for doubtful accounts	$(0.2)	$(0.2)

Inventories—The components of inventories were as follows at:

	Successor	Predecessor
	September 30, 2019	December 31, 2018
Inventories
Raw materials	$7.9	$4.1
Finished goods	5.0	8.0
Total inventories	12.9	12.1
Less reserve for obsolescence	(0.4)	(0.3)
Total inventories, net	$12.5	$11.8

Property, Plant and Equipment—Depreciation expense is recorded in cost of sales and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2019	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Depreciation expense included in cost of sales	$5.1	$6.9	$8.9	$5.3	$15.9
Depreciation expense included in depreciation and amortization expense	0.4	0.5	0.7	0.4	1.0
Total depreciation expense	$5.5	$7.4	$9.6	$5.7	$16.9

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 4 — Acquisition
Ranpak Business Combination—On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings pursuant to the Stock Purchase Agreement for consideration of $799.6 million and €140.0 million ($160.8 million) in cash, (A) $341.5 million and €140.0 million of which was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the Stock Purchase Agreement and (B) the remainder of which was paid to Seller. The purchase price paid at Closing was estimated and subject to customary post-Closing adjustments which included an adjustment of $0.7 million for net working capital and as additional consideration.

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

The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of September 30, 2019, the Company completed its evaluation of net working capital as part of the purchase price paid at Closing and paid additional consideration of $0.7 million. The Company continues to evaluate the fair value of the acquired intangible assets and equipment. As such, to the extent of these estimates, the purchase price allocation is preliminary and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Any adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

The following represents the preliminary purchase price allocation for the Ranpak Business Combination:

Amount
Total Consideration, net of cash	$945.6

Cash and cash equivalents	10.1
Accounts receivable	28.2
Inventories	15.5
Property, plant and equipment	118.8
Other assets	4.7
Intangible assets	480.8
Total identifiable assets acquired	658.1
Accounts payable	8.6
Accrued expenses	7.4
Other liabilities	4.5
Deferred tax liabilities	112.8
Net identifiable liabilities acquired	133.3
Goodwill	$420.8

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Intangible assets and property, plant and equipment balance comprise the following:

	Preliminary Fair Value	Remaining Useful Lives
Trade Names/Trademarks	$106.0	Indefinite
Customer/Distributor Relationships	205.7	15 years
Patented/Unpatented Technology	164.1	10 years
In-Process Research & Development	5.0	10 years
Total Preliminary Fair Value	480.8
Carrying Value as of 06/2/2019	274.6
Adjustment amount	$206.2

Machinery and Equipment	$108.1	5 years
Buildings and Improvements	6.6	15 years
Land	4.1	N/A
Total Preliminary Fair Value	118.8
Carrying Value as of 06/02/2019	71.9
Adjustment amount	$46.9
The preliminary fair values for the trade names/trademarks, and patented/unpatented technology were determined using the Relief-from-Royalty Method, which is a combination of an Income Approach and Market Approach. The preliminary fair value for customer/distributor relationships was determined using the Multi-Period Excess Earnings Method, which is an Income-based Approach.
The preliminary fair value for land was determined using Sales Comparison and Cost Approaches, depending on location. The preliminary fair value for machinery and equipment, and buildings and improvements were determined using a combination of the Cost Approach and Market Approach, considering physical deterioration when determining current reproduction costs.
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

Transaction costs incurred in the Ranpak Business Combination totaled $48.0 million. Of this amount, $12.6 million was classified as debt issuance costs, including $1.7 million presented as assets and $10.9 million presented as a reduction to debt within the condensed consolidated balance sheets. Transaction costs of $0.0 million were expensed in the Successor Period from July 1, 2019 through September 30, 2019, $0.3 million was expensed in the Successor Period from June 3, 2019 through September 30, 2019, $7.4 million was expensed in the Predecessor Period from January 1, 2019 through June 2, 2019, and $1.0 million was expensed in the Predecessor Period from July 1, 2018 through September 30, 2018 and $1.2 million was expensed in the Predecessor Period from January 1, 2018 through September 30, 2018 within income from operations in the condensed consolidated statement of operations.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Amount
Deferred financing costs	$12.6
Transaction costs	25.6
Payment of accrued transaction costs	9.8
Total	$48.0

Debt issuance costs:
Presented as reduction to debt	$10.9
Presented as asset	1.7
Total debt issuance costs	$12.6

The following information represents the unaudited supplemental pro forma results of the Company’s condensed consolidated statement of operations as if the Ranpak Business Combination occurred on January 1, 2018, for the three months and nine months ended September 30, 2019 and 2018, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales	$70.4	$64.7	$196.9	$188.3

Net (loss) income	$0.8	$0.3	$(8.0)	$(2.1)

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
The e3NEO Purchase Agreement contained a contingent consideration arrangement that required the Company to pay e3NEO a “Next Generation Machine Payment”, which was computed by the Company based on certain criteria established in the e3NEO Purchase Agreement. The criteria included, but were not limited to, the design and development by e3NEO of a prototype of the “Next Generation Machine” as defined in the e3NEO Purchase Agreement. The maximum amount payable, $1.1 million, was recorded as contingent consideration, of which $0.8 million was paid in the nine months ended September 30, 2018, and the remainder of the balance was paid prior to December 31, 2018.
Additionally, the e3NEO Purchase Agreement contains an earn-out provision whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million (the “Minimum Earn-Out Amount”), and (ii) the trailing twelve (12) month earnings before income taxes, depreciation and amortization of the business calculated as of December 31, 2020 multiplied by forty-eight percent (48%). The earn-out payment, if and to the extent earned, shall be paid in accordance with the terms of the e3NEO Purchase Agreement. In order to be eligible to receive the Minimum Earn-Out Amount pursuant the e3NEO Purchase Agreement, e3NEO must have caused the business to receive purchase orders from customers and receive sign-off from such customers upon completion of a successful factory acceptance test, for at least twenty (20) Next Generation Machines on or before December 31, 2019 subject to the reasonable approval of the Company. At September 30, 2019 and December 31, 2018, the Company determined the seller would likely be entitled to receive the Minimum Earn-Out Amount of $2.6 million payable in 2020, and as a result, has included the amount payable in other non-current liabilities on the consolidated balance sheet at September 30, 2019 and December 31, 2018.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 5 — Long-Term Debt
Successor
In connection with the Closing of the Ranpak Business Combination, Ranger Pledgor LLC ("Holdings"), Ranger Packaging LLC (the "US Borrower") and Ranpak B.V (the "Dutch Borrower" and together with the US Borrower, the "Borrowers"), entered into a First Lien Credit Agreement that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures seven years after the closing date and the Revolving Facility matures five years after the Closing Date. As of September 30, 2019, no amounts are outstanding under the Revolving Facility.
At September 30, 2019 long-term debt consisted of the following:

First Lien Dollar Term Facility	$378.2
First Lien Euro Term Facility (140.0 million Euro)	152.6
Revolving Facility	—
Total Debt	$530.8
Less deferred financing costs, net	(10.2)
Less current portion	(5.4)
Long-term Debt	$515.2
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
In connection with the debt financing, the Company, entered into a business combination contingent interest rate swap in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the Facilities. The fixed rate payable under the swap was 2.5634%. The interest rate swap became effective and was novated to the Company on the closing date in the amount of $4.7 million and will mature on June 3, 2022. On September 25, 2019, the Company entered into two new interest rate swaps, one that lowered the rate on the $200.0 million notional amount to 2.3109% and extended the maturity for one year and the second on a new $50.0 million notional amount. Both interest rate swaps have matching maturities of June 1, 2023. The Company was able to apply hedge accounting to both of these swap arrangements the details of which are further explained in Note 8 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

The Facilities imposed restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock (ii) prepay, redeem or purchase other debt (iii) incur liens (iv) make loans, guarantees, acquisitions and other investments (v) incur additional indebtedness (vi) engage in sale and leaseback transactions (vii) amend or otherwise alter debt and other material agreements (viii) engage in mergers, acquisitions and asset sales (ix) engage in transactions with affiliates and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. The Company was in compliance with all of its financial covenants as of September 30, 2019.
Predecessor
At December 31, 2018, long-term debt consisted of the following:

First Lien Term Loan B - United States Dollar based facility with interest based on one month adjusted Eurodollar plus margin. Interest rate was 5.77% at December 31, 2018	$253.6
First Lien Term Loan B - Euro based facility with interest based on one month adjusted EURIBOR plus margin. Interest rate was 4.25% at December 31, 2018	172.4
Second Lien US$ Tranche with interest based on one month adjusted Eurodollar plus margin. Interest rate was 9.71% at December 31, 2018	80.5
Total Debt	$506.5
Less deferred financing costs	(7.2)
Less current portion (First Lien)	(4.4)
Long-term debt	$494.9
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
Amortization and accumulated amortization of deferred financing costs was as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2019	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Amortization of deferred financing costs	$0.6	$0.7	$7.5	$0.6	$2.0

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Successor	Predecessor
	September 30, 2019	December 30, 2018
Accumulated amortization of deferred financing costs	$0.7	$15.5

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 6 — Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full year for its operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate was as following:

	Successor		Predecessor
	Three Months Ended September 30, 2019	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Effective tax rate	69.8%	31.4%	20.5%	105.8%	56.2%
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

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Note 7 — Commitments and Contingencies
Profit Interests—Certain members of the Company’s management team were granted profit interests in the Seller, Rack Holdings' former parent company, that allow for them to share in the eventual profits at a future date after giving preference to preferred and common shareholders upon a liquidity event. The return on such profit interests is dependent upon the achievement of predefined internal rate of return targets, and is also subject to time vesting based on years of service. As of September 30, 2019, certain members of the Company's management team were paid approximately $2.8 million related to the profit interests agreement and the Company has determined recording these payments in neither the Successor Period nor Predecessor Period is appropriate. This conclusion is based on these expenses being related the Ranpak Business Combination which is a change-in-control event.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 8 — Derivative Instruments
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
Interest Rate Swap
On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The interest rate swap became effective on the Closing of the Ranpak Business Combination and will terminate on the third anniversary of the Closing. The interest rate swap economically converts a portion of the variable rate debt to fixed rate debt. The Company receives floating interest payments monthly based on one-month LIBOR, and paid a fixed rate of 2.5634% to the counterparty. On September 25, 2019, the Company entered into two new interest rate swaps, one that lowered the rate on the $200.0 million notional amount to 2.3109% and extended the maturity for one year and the second on a new $50.0 million notional amount. Both interest rate swaps have matching maturities of June 1, 2023. The Company was able to apply hedge accounting to both of these swap arrangements.

On September 25, 2019, the Company began applying hedge accounting to the two new interest rate derivatives. Changes in fair value are recorded to interest expense. The fair value of the hedging instrument is a liability of $6.4 million consisting of a long-term liability of $6.0 million, a short-term liability of $0.4 million as of September 30, 2019 with corresponding charges recorded as a component of interest expense and other comprehensive income, as discussed below. The Company recognized a loss of $(6.4) million in interest expense in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the period of June 3, 2019 through September 30, 2019. No gains or losses were recognized prior to June 3, 2019.
Hedges of Interest Rate Risk
The Company enters into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to portions of our variable rate debt. On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The interest rate swap became effective on the Closing of the Ranpak Business Combination and will terminate on June 3, 2023. The interest rate swap economically converts a portion of the variable rate debt to fixed rate debt. The Company received floating interest payments monthly based on one-month LIBOR, and paid a fixed rate of 2.5634% to the counterparty.

Prior to September 25, 2019, the Company did not apply hedge accounting to the interest rate derivative. Changes in fair value were recorded to interest expense. On September 25, 2019, the Company amended the existing interest rate swap for the notional amount of $200.0 million to extend its term and concurrently entered into an incremental $50.0 million notional swap with similar terms. As of September 30, 2019, our interest rate swap contracts have a combined notional of $250.0 million and terminate on June 1, 2023. The risk management objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. Beginning in September 2019, our interest rate swaps were designated as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net.

During the quarter ended September 30, 2019, unrealized gains of $0.0 million were recorded to other comprehensive loss, and $0.0 million was reclassified out of accumulated other comprehensive loss to interest expense as no payments were made to the swap counterparty. No amounts related to cash flow hedges were recognized in other comprehensive loss prior to September 2019, as the Company had not previously designated its inters rate swaps as hedges. As of September 30, 2019, the Company does not anticipate having to reclassify any of the net hedging losses from accumulated other comprehensive loss into earnings during the next 12 months to offset the variability of the hedged items during this period.

The following table summarizes the total fair value of derivative assets and liabilities as of September 30, 2019. The Company had no derivative positions as of December 31, 2018:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Fair Value as of September 30, 2019
	Other Assets	Current Liabilities	Non-current Liabilities
Interest rate swaps not designated as accounting hedge	$—	$—	$—
Interest rate swaps designated as accounting hedge	—	0.4	6.0
Total derivatives	$—	$0.4	$6.0

The following table presents the effect of our derivative financial instruments on our statement of financial performance. The income effects of our derivative activities are reflected in Interest expense. There were no gains or losses recorded prior to June 3, 2019 (the Predecessor Period):

Millions	Three Months Ended September 30, 2019	June 3 to September 30, 2019
Total interest expense presented in the statement of operations	$9.5	$17.5
Derivatives designated as hedging instruments:
Cash flow hedges- interest rate swaps	$—	$—
Derivatives not designated as hedging instruments:
Interest rate Swap	$(1.1)	$(6.4)

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
The carrying values of cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of September 30, 2019 and December 31, 2018. The carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of the Company's financial instruments as of September 30, 2019 and December 31, 2018:

Successor
	Carrying Amount	Fair Value	Fair Value Measurements
September 30, 2019			Level 1	Level 2	Level 3

Current and Long-term debt	$530.8	$530.8	$—	$530.8	$—
Derivative liability	$6.4	$6.4	$—	$6.4	$—
Earn-out contingent liability	$2.6	$2.6	$—	$—	$2.6

Predecessor
	Carrying Amount	Fair Value	Fair Value Measurements
December 31, 2018			Level 1	Level 2	Level 3

Long-term debt	$494.9	$494.9	$—	$494.9	$—
Derivative liability	$—	$—	$—	$—	$—
Earn-out contingent liability	$2.6	$2.6	$—	$—	$2.6

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

The fair value of outstanding long-term debt is estimated at $530.8 million as of September 30, 2019 based on prices and other relevant information generated by market transactions involving identical or comparable debt instruments, which represents a Level 2 measurement. Derivative positions are classified within level 2 of the valuation hierarchy as they are valued using quoted market prices for similar assets and liabilities in active markets. These level 2 derivatives are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjusts for credit risk. The fair value of the earn-out contingent liability is estimated at $2.6 million as of September 30, 2019 based on contractual terms, which

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

represents a Level 3 measurement. For fair value measurements categorized within Level 3 of the fair value hierarchy, the amount of the total gains or losses for the period included in earnings (or changes in net assets) that is attributable to the change in unrealized gains or losses relating to those assets and liabilities held at the end of the reporting period is $0.0 million.

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

Preferred Shares—The Company's charter authorizes 1,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of September 30, 2019, the Company had no preferred stock outstanding.

Public Warrants—On January 22, 2018, the Company consummated its IPO of 30,000,000 units, each consisting of one Class A ordinary share and one half of one warrant to purchase one Class A ordinary share, i.e., 15,000,000 warrants in total (the “public warrants”).

Forward Purchase Warrants—On October 5, 2017, on a private placement basis pursuant to individual forward purchase agreements, the Company’s anchor investors agreed to purchase an aggregate of 15,000,000 Class A ordinary shares (or, at each holder’s election, Class C ordinary shares) plus 5,000,000 warrants to purchase shares of Class A ordinary shares (or, at each holder’s election, warrants to purchase shares of Class C ordinary shares) (the “forward purchase warrants”) at a purchase price of $10.00 per ordinary share, with one forward purchase warrant allocated per three forward purchase shares issuable to each investor. The forward purchase shares and forward purchase warrants were issued on June 3, 2019 in connection with the closing of the Ranpak Business Combination.

Private Placement Warrants—On January 17, 2018, certain investors purchased an aggregate of 8,000,000 private placement warrants at a price of $1.00 per whole warrant in a private placement that closed simultaneously with the closing of the IPO. On March 27, 2019, the Company entered into a warrant exchange agreement with certain holders of the private placement warrants, pursuant to which 7,429,256 of the outstanding private placement warrants were canceled by the Company in exchange for 742,926 shares of Class A common stock (a 10:1 ratio) in connection with the closing of the Ranpak Business Combination. The private placement warrants (including the shares of Class A common stock or, at the holder’s election, Class C common stock issued upon exercise of the private placement warrants) are not be transferable, assignable or salable until 30 days after the completion of the Ranpak Business Combination, subject to certain exceptions, and they will not be redeemable by the Company so long as they are held by the anchor investors who initially purchased such warrants or their respective permitted transferees.

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

Registration Rights—Certain investors were entitled to registration rights pursuant to the forward purchase agreements, subscription agreements, private placement warrant agreements, and the registration rights agreement entered into concurrently with the closing of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company bore the expenses incurred in connection with the filing of any such registration statements.

Outstanding Shares—At September 30, 2019 and December 31, 2018, the Company had the following shares of common stock outstanding:

	Successor			Predecessor
	September 30, 2019			December 31, 2018
	Class A	Class C	Total Common	Common
Shares outstanding not subject to an earn-out agreement	41,244,899	5,779,910	47,024,809	995
Shares subject to a $15.00 earn-out	2,940,336	0	2,940,336	0
Shares subject to a $12.50 earn-out	3,018,617	731,383	3,750,000	0
Shares subject to a $12.25 earn-out	157,500	0	157,500	0
Total	47,361,352	6,511,293	53,872,645	995

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

	Successor		Predecessor
	Three Months Ended September 30, 2019	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Translation adjustment	$(11.1)	$(6.3)	$23.6	$(1.1)	$(5.4)

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 11— Stock-Based Compensation

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

The table below summarizes certain data for the Company’s stock-based compensation plans:

June 3, 2019 through September 30, 2019
Compensation expense for all stock based compensation plans	$1.8
Tax (expense) benefits for stock-based compensation	0.4
Fair value of vested awards	$2.2

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
As of September 30, 2019, a maximum of 4,118,055 shares may be issued under the 2019 Plan. As of September 30, 2019, 955,196 equity awards have been granted, (39,410) equity awards have been canceled, and zero equity awards vested under the 2019 Plan, leaving 3,202,269 shares available for future awards under the 2019 Plan. Shares issued are new shares which have been authorized and designated for award under the 2019 Plan.

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

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at June 3, 2019	—	$—
Granted	388,527	9.66
Vested	—	—
Forfeited	(8,704)	9.77
Outstanding at September 30, 2019	379,823	$9.66

As of September 30, 2019, there was $2.4 million of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through June 3, 2021. Expense recognized due to the vesting of these awards was $0.9 million from June 3, 2019 through September 30, 2019.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Performance-Based Restricted Stock Units—Performance-based restricted stock units may vest at the end of a 2.5-year performance period but the level of the awards to be earned at the end of the performance period is contingent upon attainment of specific business performance goals during an initial one-year performance period. If certain minimum performance levels are not attained, no awards will become vested. The awards are variable in that compensation could range from zero to 150% of the 2019 Plan's target contingent on the performance level attained. The fair value of performance-based restricted stock units is determined on the grant date. Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions. The table below includes the maximum number of restricted stock units that may be earned under the 2019 Plan.

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at June 3, 2019	—	$—
Granted	562,948	9.77
Forfeited	(30,706)	9.77
Outstanding at September 30, 2019	532,242	$9.77

As of September 30, 2019, there was $4.7 million of remaining unamortized deferred compensation associated with these performance-based restricted stock units that may be expensed over the remaining service period through January 1, 2022. Expense recognized due to the vesting of these awards was $0.9 million for the period ended on September 30, 2019.

Director Stock Units—Members of the Company's Board of Directors may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement. The retainers are paid quarterly, in arrears, vest upon issuance. These shares are priced at the closing price of the last business day of the calendar quarter. The table below includes the number of shares granted and vested for Directors electing to receive retainer payments in shares for the periods below.

Director Stock Units	Shares	Weighted Average Grant Date Fair Value
Balance at June 3, 2019	—	$—
Granted	3,720	5.04
Vested	(3,720)	5.04
Balance at September 30, 2019	—	$—

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 12—Earnings/Loss per share

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

The Predecessor had one class of shares outstanding. As of September 30, 2019, the Company has not issued any instruments that were considered to be participating securities. The Successor’s weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of the Company's (loss) earnings per share:

	Successor		Predecessor
(Expressed in $000,000's except per share amounts)	Three Months Ended September 30, 2019	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Net income (loss)	$(1.6)	$(12.0)	$(19.0)	$0.3	$(4.6)
Income allocated to participating preferred shares	—	—	—	—	—
Net income (loss) attributable to common stockholders for basic and diluted EPS
	$(1.6)	$(12.0)	$(19.0)	$0.3	$(4.6)

Basic weighted average common shares outstanding
	53,871,068	53,870,568	995	995	995
Denominator adjustments for diluted EPS:
Assumed exercise of warrants	—	—	—	—	—
Assumed vesting of RSUs	—	—	—	—	—
Dilutive weighted average common shares outstanding
	53,871,068	53,870,568	995	995	995

Earnings (loss) per share attributable to common stockholders:

Basic	$(0.03)	$(0.22)	$(19,195.40)	$279.43	$(4,660.08)
Diluted	$(0.03)	$(0.22)	$(19,195.40)	$279.43	$(4,660.08)

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Successor		Predecessor
	Three Months Ended September 30, 2019	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Warrants on Common Stock	20,108,744	20,108,744	—	—	—
(Note 10)
Restricted Stock Units
and Performance-based
Restricted Stock Units (Note 11)	951,475	951,475	—	—	—
	21,060,219	21,060,219	—	—	—

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

	Successor		Predecessor
	Three Months Ended September 30, 2019	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Monitoring fee	$—	$—	$0.6	$0.4	$0.8

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
The Company attributes revenue to individual countries based on the Company’s selling location. The Company’s products are primarily sold from the United States and the Netherlands. The following table presents a summary of total net sales from external customers and long-lived assets by geographic location:

Successor
As of September 30, 2019 and for the three months ended September 30, 2019	United States	Netherlands	Total
Net revenues	$32.9	$36.2	$69.1
Long-lived assets	$63.1	$58.1	$121.2

For the period from June 3, 2019 through September 30, 2019
Net revenues	$42.2	$43.2	$85.4

Predecessor
For the period from January 1, 2019 through June 2, 2019	United States	Netherlands	Total
Net revenues	$50.1	$56.3	$106.4

As of September 30, 2018 and for the three months ended September 30, 2018
Net revenues	$32.5	$32.6	$65.1
Long-lived assets	$35.8	$39.6	$75.4

For the nine month ended September 30, 2018
Net revenues	$94.6	$97.3	$191.9

As of December 31, 2018 and for the year ended December 31, 2019
Net revenues	$131.4	$136.5	$267.9
Long-lived assets	$34.0	$39.0	$73.0
As of September 30, 2019 and December 31, 2018, 47.9% and 53.4%, respectively, of the Company’s long-lived assets were located outside of the U.S. The Company’s customers are not concentrated in any specific geographic region. During the Successor period for the three months ended September 30, 2019 and for the period from June 3, 2019 through September 30, 2019, one customer accounted for approximately 9.5% and 10.1% of total revenues, respectively. For the period from January 1, 2019 through June 2, 2019, one customer accounted for 8.5% of total revenues, respectively. During the three and nine months ended September 30, 2018, one customer accounted for approximately 10.5% and 10.8% of total revenues, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q and our Proxy Statement/Prospectus on Schedule 14A, dated May 2, 2019 and filed with the SEC on May 3, 2019, as well as the section entitled, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Ranpak included in the Proxy Statement/ Prospectus. For purposes of this section, "Ranpak", "the Company", "we", or "our" refer to (i) Rack Holdings and its subsidiaries (the "Predecessor") for the period from January 1, 2019 through June 2, 2019 and the three and nine month periods ended September 30, 2018 (each referred to herein as a "2019 Predecessor Period") prior to the consummation of the Ranpak business Combination and (ii) Ranpak Holdings Corp. and its subsidiaries (the "Successor ") for the period from June 3, 2019 through September 30, 2019 (the "Successor Period") after the consummation of the Ranpak Business Combination, unless the context otherwise requires. Capitalized terms used and not defined herein have the meanings disclosed in the Proxy Statement/Prospectus.

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

As of September 30, 2019, Ranpak had an installed base of over 102,000 protective packaging systems serving a diverse set of distributors and end-users. Ranpak generated net sales of $69.1 million, and $65.1 million in the three months ended September

30, 2019 and 2018, respectively and $191.8 million, and $191.9 million in the combined nine months ended September 30, 2019 and 2018, respectively.

The Ranpak Business Combination

On June 3, 2019, we consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, Inc. (“Rack Holdings”) pursuant to a stock purchase agreement for consideration of $799.6 million, which reflects a post-closing adjustment of $0.7 million for net working capital and additional consideration, and €140.0 million ($160.0 million) in cash, (A) $341.5 million and €140.0 million of which, respectively, was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the stock purchase agreement and (B) the remainder of which was paid to Rack Holdings L.P. ("Seller") The purchase price paid at the closing was estimated and will be subject to a customary post-closing adjustments which the Company anticipates completing in the third quarter of this year.

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

Following the Ranpak Business Combination, we have hired, and expect to hire additional staff and implement procedures and processes to address regulatory and other customary requirements applicable to operating public companies. We expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. We estimate that these incremental costs will amount to $2.0 million or more per year, resulting in higher operating expenses in future periods. The closing of the Ranpak Business Combination also resulted in the elimination of certain non-recurring expenses incurred prior to the Ranpak Business Combination, which amounted to $35.4 million for the nine months ended September 30, 2019.
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

Protective Packaging Systems Base—Ranpak closely tracks the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Ranpak’s installed base of protective packaging systems also drives its capital expenditure budgets. Ranpak's installed base of protective packaging systems was 102.3 thousand units as of September 30, 2019 an increase of 7.1 thousand units, or 7.5% from 95.2 thousand units as of September 30, 2018. The following table presents Ranpak’s installed base of protective packaging systems by product line as of September 30, 2019 and 2018:

(in thousands)	September 30,		9/30/2019 vs. 9/30/2018
Protective Packaging Systems	2019	2018	Change	% Change
Cushioning machines	32.1	31.0	1.1	3.6
Void-fill machines	59.5	55.7	3.8	6.7
Wrapping machines	10.7	8.5	2.2	26.5
Total	102.3	95.2	7.1	7.5

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

Results of Operations

The following tables sets forth Ranpak’s results of operations for the Successor Periods, Predecessor Periods, three and nine month periods ended September 30, 2019 on a Predecessor/Successor combined basis, three and nine month pro forma periods ended September 30, 2019 and three and nine month periods ended September 30, 2018, in millions of dollars.

The Ranpak Business Combination is accounted for under the scope of Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805") as One Madison Corporation was deemed to be the accounting acquirer while Rack Holdings was deemed the "Predecessor". Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (see Note 4).

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

Due to the Predecessor and Successor periods, for the convenience of readers, we have presented the nine month period ended September 30, 2019 on a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor Periods without further adjustment) in order to present a meaningful comparison against the corresponding period in the nine months ended September 30, 2018.

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

We also believe that adjusting these non-GAAP measures for comparability between the Predecessor, Successor and Pro Forma periods is useful to the user of our financial statements.

The unaudited non-GAAP pro forma results of operations for the three and nine periods ended September 30, 2019 included in the discussion below are based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted to remove the effect of costs incurred to consummate the Ranpak Business Combination and for purchase accounting adjustments related to the business combination as well as to reflect a constant currency presentation between periods for the convenience of readers.  The non-GAAP measure pro forma ("pro forma") results discussed herein are derived from the combined pro forma financial information presented below under “Presentation and Reconciliation of GAAP to Non-GAAP Measures" for the three and nine month periods ended September 30, 2019. The pro forma results included herein have not been prepared in accordance with Article 11 of Regulation S-X.

Comparison of Successor Period Three Months Ended September 30, 2019, Q3 Predecessor Period Three Months Ended September 30, 2018 and Pro Forma Three Months Ended September 30, 2019

	Successor		Predecessor		Pro Forma
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Change to September 30,

	2019 ($)	% Net sales	2018 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)%
Net sales	69.1		65.1		70.4		5.3	8.1
Cost of sales	39.6	57.3	37.7	58.0	39.3	55.8	1.6	4.1
Gross Profit	29.5	42.7	27.4	42.0	31.1	44.2	3.7	13.6
Selling, general and administrative	17.7	25.6	12.6	19.3	15.8	22.4	3.2	25.5
Transaction costs	—	—	1.0	1.6	—	—	(1.0)	(100.0)
Depreciation and amortization	10.3	14.9	10.7	16.5	10.5	14.9	(0.2)	(1.9)
Other operating expense, net	0.5	0.7	1.2	1.9	0.7	1.0	(0.5)	(41.9)
Income (loss) from operations	1.0	1.5	1.9	2.9	4.1	5.8	2.2	116.5
Interest expense	9.5	13.8	8.0	12.3	9.6	13.7	1.6	20.2
Foreign currency (gain) loss	(3.2)	(4.7)	(0.9)	(1.4)	(3.2)	(4.6)	(2.3)	255.6
Loss before income taxes	(5.3)	(7.6)	(5.2)	(8.0)	(2.3)	(3.3)	2.9	(55.7)
Income tax benefit	(3.7)	(5.4)	(5.5)	(8.5)	(3.1)	(4.5)	2.4	(43.1)
Net (loss) income	(1.6)	(2.3)	0.3	0.5	0.8	1.2	0.5	166.7
Non-GAAP:
EBITDA	19.6		18.8		19.5		0.7	3.9
Adjusted EBITDA			20.6		22.0		1.4	6.9

Net sales

The following table and the discussion that follows compares Ranpak’s net sales by geographic region and by product line for the three months ended September 30, 2019 and 2018:

	Successor		Predecessor		Pro Forma
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Change to September 30,

	2019 ($)	% Net sales	2018 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)%
North America	32.9	47.6	32.5	49.9	33.0	46.8	0.5	1.5

Europe/Asia	36.2	52.4	32.6	50.1	37.4	53.2	4.8	14.7

Total	69.1	100.0	65.1	100.0	70.4	100.0	5.3	8.1

Cushioning machines	28.6	41.4	27.3	41.9	29.2	41.5	1.9	7.0

Void-Fill machines	27.9	40.4	29.3	45.1	28.3	40.2	(1.0)	(3.4)

Wrapping machines	6.4	9.3	4.2	6.5	6.5	9.2	2.3	54.8

Other	6.2	8.9	4.3	6.5	6.4	9.1	2.1	49.0
Total	69.1	100.0	65.1	100.0	70.4	100.0	5.3	8.1

Net sales for the three months ended September 30, 2019 and 2018 totaled $69.1 million and $65.1 million, respectively.  Net sales increased $4.0 million or 6.1% as a result of an increase in the volume of Ranpak’s paper consumable products of approximately 0.5 pp and a 3.0 pp increase in sales of automated box sizing equipment in addition to an increase in the price of Ranpak's paper consumable products which contributed a 5.4 pp increase in sales. Net sales were positively impacted by increases in automation, cushioning and wrapping net sales, which were partially offset by a $0.1 million fair-value purchase accounting adjustment related to deferred revenue for user fees and packaging systems as well as a decrease in void-fill net sales. Cushioning increased $1.9 million, or 7.0%, to $29.2 million from $27.3 million, void-fill decreased $(1.0) million, or (3.4)%, to $28.3 million from $29.3 million, wrapping increased $2.3 million, or 54.8%, to $6.5 million from $4.2 million, while other sales increased $2.1 million, or 49.0% to $6.4 million from $4.3 million, in each case for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Other net sales includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Ranpak’s pro forma consolidated net sales increased $5.7 million or 8.8% for three months ended September 30, 2019 to $70.4 million from $64.7 million in the three month period ended September 30, 2018, after removing the effect of the fair value adjustment and adjusting to a constant currency in both periods.

Net sales in North America for the three months ended September 30, 2019 and 2018 totaled $32.9 million and $32.5 million, respectively, an increase of $0.4 million or 1.3%. Pro forma net sales in North America were $33.0 million in the three months ended September 30, 2019, an increase of $0.5 million, or 1.5%, from $32.5 million for the three month period ended September 30, 2018. The change was attributable to an increase in cushioning and wrapping volumes and prices, partially offset by a decrease in void-fill sales.

Net sales in Europe/Asia for the three months ended September 30, 2019 and 2018, totaled $36.2 million and $32.6 million, respectively, an increase of $3.6 million or 10.9%. Pro forma net sales in Europe/Asia were $37.4 million in the three months ended September 30, 2019, an increase of $5.2 million, or 16.1%, from $32.2 million for the three month period ended September 30, 2018, on a constant currency basis, driven primarily by an increase in cushioning, automation and wrapping sales.

Cost of Sales

Cost of sales for the three months ended September 30, 2019 and 2018 totaled $39.6 million and $37.7 million, respectively. Cost of sales increased $1.9 million or 4.9% due to increases in volume, offset by a fair value purchase accounting adjustment of $1.0 million related to a step-up in inventory costs and a decrease in the price of paper. Pro forma cost of sales increased by $1.8 million, or 4.7%, to $39.3 million in the three months ended September 30, 2019 from $37.5 million for the three month period ended September 30, 2018 after removing the effect of the fair value adjustment and adjusting to a constant currency in both periods. As a result, on a pro forma basis, net sales minus cost of sales as a percentage of net sales increased by 2.2 percentage point (pp) to 44.2% in the three months ended September 30, 2019 from 42.0% for the comparable period in 2018.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the three months ended September 30, 2019 and 2018 totaled $17.7 million and $12.6 million, respectively. SG&A expenses increased $5.1 million or 40.7% due to severance costs, non-cash equity compensation costs, increased support of growth initiatives and increased costs associated with being a public company. Pro forma SG&A expenses increased by $2.3 million, or 16.8%, to $15.8 million in the three months ended September 30, 2019 from $13.5 million for the comparable period in 2018 adjusting to a constant currency in both periods. As a percentage of net sales, pro forma SG&A increased to 22.4% in the three months ended September 30, 2019 from 20.8% in the three months ended September 30, 2018 on a constant currency basis.

Transaction Costs

We incurred transaction costs related to the Ranpak Business Combination of approximately $1.0 million for the three months ended September 30, 2018. We did not incur transaction cost for the three months ended September 30, 2019. All of these costs are related to the Ranpak Business Combination and we have added them back to EBITDA in arriving at Adjusted EBITDA.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2019 and 2018 totaled $10.3 million and $10.7 million, respectively. Depreciation and amortization expenses decreased $(0.5) million or (4.2)% due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates. Pro forma depreciation and amortization expenses decreased by $(0.2) million, or (1.4)%, to $10.5 million in the three months ended September 30, 2019 from $10.7 million for the three months ended September 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma depreciation and amortization expenses decreased to 14.9% on a pro forma basis in the three months ended September 30, 2019 from 16.4% in the three months ended September 30, 2018 on a constant currency basis.

Other Operating Expense (Income), Net

Other operating expenses (income), net, for the three months ended September 30, 2019 and 2018 totaled $0.5 million and $1.2 million, respectively. Other operating expenses (income), net, decreased $(0.7) million or (58.4)% due to loss on sale of machines in the prior year period and increased research and development expense in the current year period. Pro forma other operating expenses (income), net, was $0.7 million in the three months ended September 30, 2019 compared to $1.2 million for the three months ended September 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma other operating expenses (income), net, decreased to 1.0% on a pro forma basis in the three months ended September 30, 2019 from 1.8% in the three months ended September 30, 2018 on a constant currency basis.

Interest Expense

Interest expense for the three months ended September 30, 2019 and 2018 totaled $9.5 million and $8.0 million, respectively. Interest expense increased $1.6 million or 19.6% due to the termination of an interest rate hedge in the second half of 2018, increased debt levels and higher interest rates. Pro forma interest expense increased by $1.7 million, or 21.0%, to $9.6 million in the three months ended September 30, 2019 compared to $8.0 million for the three months ended September 30, 2018 on a constant currency basis, reflecting the termination of an interest rate hedge in the second half of 2018, increased debt levels, higher interest rates and the effect of an interest rate swap. As a percentage of net sales, pro forma interest expense increased to 13.7% in the three months ended September 30, 2019 from 12.2% in the three months ended September 30, 2018.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss for the three months ended September 30, 2019 and 2018 totaled $(3.2) million and $(0.9) million, respectively. Foreign currency (gain) loss increased $2.3 million or 262.1% due to the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor

Periods. Pro forma foreign currency gain was $(3.2) million in the three months ended September 30, 2019 compared to $(0.9) million for the three months ended September 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma foreign currency (gain) loss increased to 4.6% in the three months ended September 30, 2019 from 1.4% in the three months ended September 30, 2018 on a constant currency basis.

Income Tax Provision/(Benefit)

Income tax provision/(benefit) for the three months ended September 30, 2019 and 2018 totaled $(3.7) million, or an effective tax rate of 71.1%, and $(5.5) million, or an effective tax rate of 107.3%, respectively, a decrease of $1.8 million or (32.2)%. Pro forma income tax provision/(benefit) was $(3.1) million in the three months ended September 30, 2019 compared to a tax benefit of $(5.5) million for the three months ended September 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma income tax provision/(benefit) increased to (4.5)% in the three months ended September 30, 2019 from (8.5)% in the three months ended September 30, 2018 on a constant currency basis.

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

Net (Loss) Income

Net (loss) income for the three months ended September 30, 2019 and 2018 totaled $(1.6) million and $0.3 million, respectively, a decrease of $(1.9) million or (683.7)%. Pro forma net income was $0.8 million in the three months ended September 30, 2019 compared to net income of $0.3 million for the three month period ended September 30, 2018 on a constant currency basis. The change was due to the reasons discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

EBITDA for the three months ended September 30, 2019 and 2018 totaled $19.6 million and $18.8 million, respectively, an increase of $0.8 million or 4.4%. Adjusting for transaction costs associated with the Ranpak Business Combination, constant currency and other one-time costs, Adjusted EBITDA for the pro forma three months ended September 30, 2019 and 2018 totaled $22.0 million and $20.6 million, respectively, an increase of $1.4 million, or 6.9%.

Comparison of Successor Period (June 3, 2019 to September 30, 2019), 2019 1H Predecessor Period (January 1, 2019 to June 2, 2019), Nine months ended September 30, 2018 and Pro Forma Nine months ended September 30, 2019

	Successor		Predecessor				Pro Forma
	June 3, through September 30,		January 1, through June 2,		Nine Months Ended September 30,		Nine Months Ended September 30,		Change to September 30,

	2019 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)%
Net sales	85.4		106.4		191.9		196.9		5.0	2.6
Cost of sales	52.6	57.3	61.2	57.5	109.7	57.1	112.0	56.9	2.3	2.1
Gross Profit	32.8	42.7	45.2	42.5	82.2	42.8	84.9	43.1	2.7	3.3
Selling, general and administrative	22.5	25.6	23.8	22.4	37.8	19.7	43.1	21.9	5.3	13.9
Transaction costs	0.3	—	7.4	7.0	1.2	0.6	—	—	(1.2)	(99.0)
Depreciation and amortization	13.3	14.9	17.7	16.7	32.3	16.8	30.8	15.7	(1.5)	(4.7)
Other operating expense, net	0.8	0.7	2.2	2.0	2.7	1.4	3.3	1.7	0.6	23.7
Income from operations	(4.1)	1.5	(5.9)	(5.6)	8.2	4.3	7.7	3.9	(0.5)	(5.6)
Interest expense	17.5	13.8	20.2	19.0	22.9	11.9	26.1	13.2	3.2	13.9
Foreign currency (gain) loss	(4.1)	(4.7)	(2.2)	(2.0)	(4.2)	(2.2)	(6.3)	(3.2)	(2.1)	49.6
Loss before income taxes	(17.5)	(7.6)	(23.9)	(22.5)	(10.5)	(5.5)	(12.1)	(6.2)	(1.6)	14.9
Income tax benefit	(5.5)	(5.4)	(4.9)	(4.6)	(5.9)	(3.1)	(4.2)	(2.1)	1.7	(28.8)
Net loss	$(12.0)	(2.3)	$(19.0)	(17.9)	$(4.6)	(2.4)	$(8.0)	(4.0)	$(3.3)	70.6
Non-GAAP:
EBITDA	20.1		22.9		60.6		60.5		(0.1)	(0.2)
Adjusted EBITDA					59.8		58.3		(1.5)	(2.6)

Net sales

The following table and the discussion that follows compares Ranpak’s net sales by geographic region and by product line for the nine months ended September 30, 2019 and 2018:

	Successor		Predecessor				Pro Forma
	June 3, through September 30,		January 1, through June 2,		Nine Months Ended September 30,		Nine Months Ended September 30,		Change to September 30,

	2019 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)%
North America	42.2	49.4	50.1	47.1	94.6	49.3	92.7	47.1	(1.9)	(2.0)

Europe/Asia	43.2	50.6	56.3	52.9	97.3	50.7	104.2	52.9	6.9	7.1

Total	85.4	100.0	106.4	100.0	191.9	100.0	196.9	100.0	5.0	2.6

Cushioning machines	36.6	42.9	46.4	43.6	81.0	42.2	84.3	42.8	3.3	4.1

Void-Fill machines	35.8	41.9	42.7	40.1	83.1	43.3	79.2	40.2	(3.9)	(4.7)

Wrapping machines	7.8	9.1	8.8	8.3	12.3	6.4	16.7	8.5	4.4	35.8

Other	5.2	6.1	8.5	8.0	15.5	8.1	16.7	8.5	1.2	7.7
Total	85.4	100.0	106.4	100.0	191.9	100.0	196.9	100.0	5.0	2.6

Net sales totaled $85.4 million for the Successor Period, $106.4 million in the 2019 1H Predecessor Period, and $191.9 million in the nine month period ended September 30, 2018. Net sales for the combined nine month period totaled $191.8, a decrease of $(0.1) million or 0.0% from $191.9 million for the nine month period ended September 30, 2018. The decrease in our combined net sales was a result of a $2.7 million fair-value purchase accounting adjustment related to deferred revenue for user fees and packaging systems, as well as a decrease in void-fill net sales, partially offset by cushioning, wrapping and automation net sales. The decrease in our combined net sales was a result of a decrease in the volume of Ranpak’s paper consumable products of approximately 0.2 pp and a 0.6 pp decrease in sales of automated box sizing equipment offset by an increase in the price of Ranpak's paper consumable products which contributed a 5.3 increase in sales. The decrease in Ranpak’s combined net sales reflected a decrease in void-fill volume of $(3.9) million, or (4.7)%, to $79.2 million from $83.1 million partially offset by growth in wrapping, which increased by $4.4 million, or 35.8%, to $16.7 million from $12.3 million, cushioning, which increased by $3.3 million, or 4.1%, to $84.3 million from $81.0 million and other which increased $1.2 million, or 7.7% to $16.7 million from $15.5 million in each case for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Other net sales includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Pro forma net sales were $196.9 million in the nine months ended September 30, 2019, an $8.6 million, or 4.6% increase from $188.3 million in the nine month period ended September 30, 2018 on a constant currency basis.

Net sales in North America were $42.2 million in the Successor Period, $50.1 million in the 2019 1H Predecessor Period and $94.6 million in the nine month period ended September 30, 2018. Net sales in North America were $92.3 million for the combined nine month period ended September 30, 2019, a decrease of $(2.3) million or (2.4)% from $94.6 million for the nine month period ended September 30, 2018. Pro forma net sales in North America were $92.7 million in the nine months ended September 30, 2019, a decrease of $(1.9) million, or (2.0)%, from $94.6 million for the nine month period ended September 30, 2018. The decrease was attributable to a decline in void-fill volumes, partially offset by an increase in wrapping and cushioning volumes and overall price increases.

Net sales in Europe/Asia were $43.2 million in the Successor Period, $56.3 million in the 2019 1H Predecessor Period and $97.3 million in the nine month period ended September 30, 2018. Net sales in Europe/Asia were $99.5 million for the combined nine month period ended September 30, 2019, an increase of $2.2 million or 2.2% from $97.3 million for the nine month period ended September 30, 2018. Pro forma net sales in Europe/Asia were $104.2 million in the nine months ended

September 30, 2019, an increase of $10.5 million, or 11.2%, from $93.7 million for the nine month period ended September 30, 2018 after removing the effect of the fair value adjustment and adjusting to a constant currency in both periods, driven primarily by an increase in automation, cushioning and wrapping volumes.

Cost of Sales

Cost of sales was $52.6 million in the Successor Period, $61.2 million in the 2019 1H Predecessor Period and $109.7 million in the nine months ended September 30, 2018. Cost of sales for the combined nine month period ended September 30, 2019 was $113.8 million, an increase of $4.1 million or 3.7% from $109.7 million, on a constant currency basis, for the nine month period ended September 30, 2018 due to a fair value purchase accounting adjustment of $3.2 million related to a step-up in inventory costs and increases in the cost of paper, offset by decreases in volume. Pro forma cost of sales increased by $4.4 million, or 4.1%, to $112.0 million in the nine months ended September 30, 2019 from $107.7 million for the nine month period ended September 30, 2018 on a constant currency basis, primarily due to increases in paper prices discussed above. As a result, pro forma net sales minus cost of sales as a percentage of net sales increased by 0.3 pp to 43.1% in the nine months ended September 30, 2019 from 42.8% for the nine month period ended September 30, 2018 on a constant currency basis.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses were $22.5 million in the Successor Period, $23.8 million in the 2019 1H Predecessor Period and $37.8 million in the nine months ended September 30, 2018. SG&A expenses for the combined nine months ended September 30, 2019 were $46.3 million, an increase of $8.5 million or 22.4% from $37.8 million for the nine month period ended September 30, 2018 due to the write-off of certain insurance policies related to the Predecessor, increased support of growth initiatives, non-cash equity compensation costs and costs associated with being a public company. Pro forma SG&A expenses increased by $6.1 million, or 16.4%, to $43.1 million in the nine months ended September 30, 2019 from $37.0 million for the nine month period ended September 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma SG&A increased to 21.9% in the pro forma nine month period ended September 30, 2019 from 19.6% in the nine month period ended September 30, 2018 on a constant currency basis. The increase is due mainly to increased support of growth initiatives.

Transaction Costs

We incurred transaction costs related to the Ranpak Business Combination of approximately $0.3 million in the Successor Period, $7.4 million in the 2019 1H Predecessor Period and $1.2 million in the nine months ended September 30, 2018. All of these costs are related to the Ranpak Business Combination and we have added them back to EBITDA in arriving at Adjusted EBITDA.

Depreciation and Amortization

Depreciation and amortization expenses were $13.3 million in the Successor Period, $17.7 million in the 2019 1H Predecessor Period and $32.3 million in the nine months ended September 30, 2018. Depreciation and amortization expenses for the combined nine months ended September 30, 2019 were $31.0 million, a decrease of $(1.3) million or (4.0)% from $32.3 million for the nine month period ended September 30, 2018 due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates. Pro forma depreciation and amortization expenses decreased by $(1.0) million, or (3.2)%, to $30.8 million in the nine months ended September 30, 2019 from $31.8 million for the nine month period ended September 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma depreciation and amortization decreased to 15.7% in the nine month period ended September 30, 2019 from 16.9% in the nine months ended September 30, 2018 on a constant currency basis.

Other Operating Expense (Income), Net

Other operating expense (income), net, were $0.8 million in the Successor Period, $2.2 million in the 2019 1H Predecessor Period and $2.7 million in the nine months ended September 30, 2018. Other operating expenses (income), net, for the combined nine months ended September 30, 2019 was $3.0 million, an increase of $0.3 million or 14.8% from $2.7 million for the nine month period ended September 30, 2018, mainly reflecting a loss on the sale of equipment in the prior year period offset by an increased research and development expense. Pro forma other operating expense (income), net, increased $3.3 million, or 100.0%, to $3.3 million in the nine months ended September 30, 2019 compared to zero other operating expense (income), net, for the nine month period ended September 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma other operating expenses (income), net, increased to 1.7% on a pro forma basis in the nine months ended September 30, 2019 from 0.0% in the nine months ended September 30, 2018 on a constant currency basis.

Interest Expense

Interest expense was $17.5 million in the Successor Period, $20.2 million in the 2019 1H Predecessor Period and $22.9 million in the nine months ended September 30, 2018. Interest expense for the combined nine months ended September 30, 2019 was $37.7 million, an increase of $14.8 million or 64.6% from $22.9 million for the nine month period ended September 30, 2018, reflecting the termination of an interest rate hedge in the second half of 2018, increased debt levels the write-off of deferred financing fees related to debt paid off as part of the Ranpak Business Combination and higher interest rates. Pro forma interest expense increased by $3.3 million, or 14.5%, to $26.1 million in the nine months ended September 30, 2019 from $22.8 million for the nine month period ended September 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma interest expense increased to 13.2% in the nine months ended September 30, 2019 from 12.1% in the nine month period ended September 30, 2018 on a constant currency basis.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss was $(4.1) million in the Successor Period, $(2.2) million in the 2019 1H Predecessor Period and $(4.2) million in the nine months ended September 30, 2018. Foreign currency (gain) loss for the combined nine months ended September 30, 2019 was $(6.3) million, an increase of $2.1 million or 50.0% from $(4.2) million for the nine month period ended September 30, 2018, reflecting the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor Periods. Pro forma foreign currency gain was $(6.3) million in the nine months ended September 30, 2019 compared to a $(4.2) million foreign currency gain for the nine month period ended September 30, 2018 on a constant currency basis. As a percentage of net sales, pro forma foreign currency (gain) loss increased to 3.2% in the nine months ended September 30, 2019 from 2.2% in the nine month period ended September 30, 2018 on a constant currency basis.

Income Tax Provision/(Benefit)

Income tax provision/(benefit) was $(5.5) million in the Successor Period or an effective tax rate of 31.6%, $(4.9) million in the 2019 1H Predecessor Period or 20.6% and $(5.9) million or 56.7% in the nine months ended September 30, 2018. Income tax provision/(benefit) for the combined nine months ended September 30, 2019 was $(10.4) million, an increase of $(4.5) million or 76.0% from $(5.9) million for the nine month period ended September 30, 2018. Pro forma income tax benefit was $(4.2) million or an effective tax rate of 34.4% in the nine months ended September 30, 2019 compared to a tax benefit of $(5.9) million or an effective tax rate of 73.4% for the nine month period ended September 30, 2018 on a constant currency basis.

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

Net (Loss) Income

Net (loss) income was $(12.0) million in the Successor Period, $(19.0) million in the 2019 1H Predecessor Period and $(4.6) million in the nine months ended September 30, 2018. Net (loss) income for the combined nine months ended September 30, 2019 was $(31.0) million, a increase in loss of $(26.4) million or 573.9% from $(4.6) million for the nine month period ended September 30, 2018. Pro forma net (loss) was $(8.0) million in the nine months ended September 30, 2019 compared to net loss of $(2.1) million for the nine month period ended September 30, 2018 on a constant currency basis. The change was due to the reasons discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

EBITDA was $20.1 million in the Successor Period, $22.9 million in the 2019 1H Predecessor Period and $60.6 million in the nine month period ended September 30, 2018. EBITDA for the combined nine month period ended September 30, 2019 was $43.0 million, a decrease of $(17.6) million or (29.1)% from $60.6 million for the nine month period ended September 30, 2018. Adjusting for transaction costs associated with the Ranpak Business Combination and other one-time costs, Adjusted EBITDA was $58.3 million for the pro forma nine month period ended September 30, 2019 a decrease of $(1.5) million from $59.8 in nine month period ended September 30, 2018 on a constant currency basis.

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

The following tables and related notes reconcile these Non-GAAP measures and the Pro Forma Measures to GAAP information presented in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2019 and 2018:

	Successor			Pro Forma		Predecessor		Pro Forma
	Three Months Ended September 30, 2019	Adj. (8)		Three Months Ended September 30, 2019	% of net sales	Three Months Ended September 30, 2018	% of net sales	Better/(Worse) to Predecessor Three Months Ended September 30, 2018
Net sales	$69.1	$1.3	(1)	$70.4		$65.1		$5.3	8.1%
Cost of sales (COS)	39.6	(0.3)	(2)	39.3	55.8%	37.7	58.0%	1.6	4.1
Gross Profit	29.5	1.6		31.1	44.2	27.4	42.0	3.7	13.6
Selling, general and administrative (SGA)	17.7	(1.9)	(3)	15.8	22.4	12.6	19.3	3.2	25.5
Transaction costs	—	—	(3)	—	—	1.0	1.6	(1.0)	(100.0)
Depreciation and amortization	10.3	0.2	(4)	10.5	14.9	10.7	16.5	(0.2)	(1.9)
Other operating expense, net	0.5	0.2		0.7	1.0	1.2	1.9	(0.5)	(41.9)
Income (loss) from operations	1.0	3.1		4.1	5.8	1.9	3.0	2.2	116.1
Interest expense	9.5	0.1		9.6	13.7	8.0	12.3	1.6	19.6
Foreign currency (gain) loss	(3.2)	—		(3.2)	(4.6)	(0.9)	(1.4)	(2.3)	261.9
(Loss) Income before income taxes	(5.3)	3.0		(2.3)	(3.3)	(5.2)	(7.9)	2.9	(56.8)
Income tax (benefit) expense	(3.7)	0.6	(6)	(3.1)	(4.5)	(5.5)	(8.5)	2.4	(43.1)
Net (loss) income	$(1.6)	$2.4		0.8	1.2%	0.3	0.4%	0.5	196.8

Add(9):
COS Depreciation & amortization				5.1		5.3		(0.2)	(3.2)
SG&A Depreciation & amortization				10.5		10.7		(0.2)	(1.9)
Interest expense				9.6		8.0		1.6	20.3
Income tax (benefit) expense				(3.1)		(5.5)		2.4	(43.1)
EBITDA				22.9		18.8		4.1	22.0

Adjustment (7)
Unrealized (gain) loss translation				(3.2)		(0.9)		(2.3)	261.9
Constant currency adjustment at 1.15				—		(0.1)		0.1	(100.0)
Non-cash impairment losses				0.4		0.6		(0.2)	(32.7)
M&A, restructuring and severance				—		2.0		(2.0)	(100.0)
PE sponsor costs				—		0.4		(0.4)	(100.0)
Restricted stock unit expense				1.6		—		1.6	n/a
Other non-core and non-cash adjustments				0.3		(0.2)		0.5	(236.4)
Adjusted EBITDA				$22.0		$20.6		$1.4	6.9%

	Successor	Predecessor	Combined			Pro Forma		Predecessor		Pro Forma
	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Nine Months Ended September 30, 2019	Adj. (8)		Nine Months Ended September 30, 2019	% of net sales	Nine Months Ended September 30, 2018	% of net sales	Better/(Worse) to Predecessor Nine Months Ended September 30, 2018
Net sales	$85.4	$106.4	$191.8	$5.1	(1)	$196.9		$191.9		$5.0	2.6%
Cost of sales	52.6	61.2	113.8	(1.8)	(2)	112.0	56.9%	109.7	57.1%	2.3	2.1
Gross Profit	32.8	45.2	78.0	6.9		84.9	43.1	82.2	42.8	2.7	3.2
Selling, general and administrative	22.5	23.8	46.3	(3.2)	(3)	43.1	21.9	37.8	19.7	5.3	14.1
Transaction costs	0.3	7.4	7.7	(7.7)	(3)	—	—	1.2	0.6	(1.2)	(99.0)
Depreciation and amortization	13.3	17.7	31.0	(0.2)	(4)	30.8	15.7	32.3	16.8	(1.5)	(4.7)
Other operating expense, net	0.8	2.2	3.0	0.3		3.3	1.7	2.7	1.4	0.6	21.8
Income (loss) from operations	(4.1)	(5.9)	(10.0)	17.7		7.7	3.9	8.2	4.3	(0.5)	(6.2)
Interest expense	17.5	20.2	37.7	(11.6)	(5)	26.1	13.2	22.9	11.9	3.2	14.1
Foreign currency (gain) loss	(4.1)	(2.2)	(6.3)	—		(6.3)	(3.2)	(4.2)	(2.2)	(2.1)	49.6
Loss before income taxes	(17.5)	(23.9)	(41.4)	29.3		(12.1)	(6.2)	(10.5)	(5.5)	(1.6)	14.9
Income tax (benefit) expense	(5.5)	(4.9)	(10.4)	6.2	(6)	(4.2)	(2.1)	(5.9)	(3.1)	1.7	(28.0)
Net (loss) income	$(12.0)	$(19.0)	$(31.0)	$23.1		(8.0)	(4.0)%	(4.6)	(2.4)%	(3.4)	73.8

Add(9):
COS Depreciation & amortization						15.8		15.9		(0.1)	(0.5)
SG&A Depreciation & amortization						30.8		32.3		(1.5)	(4.7)
Interest expense						26.1		22.9		3.2	14.1
Income tax (benefit) expense						(4.2)		(5.9)		1.7	(28.0)
EBITDA						60.5		60.6		(0.1)	(0.2)

Adjustment (7)
Unrealized (gain) loss translation						(6.3)		(4.2)		(2.1)	49.6
Constant currency adjustment at 1.15						—		(1.2)		1.2	(100.0)
Non-cash impairment losses						1.2		1.4		(0.2)	(13.6)
M&A, restructuring and severance						—		2.5		(2.5)	(100.0)
PE sponsor costs						0.6		1.3		(0.7)	(55.4)
Restricted stock unit expense						1.8		—		1.8	n/a
Other non-core and non-cash adjustments						0.5		(0.6)		1.1	(178.6)
Adjusted EBITDA						$58.3		$59.8		$(1.5)	(2.6)%

(1) Adjust for fair-value adjustment related to deferred revenue recorded under ASC 805 in the Successor Period
(2) Adjust for fair-value adjustment related to inventory step-up recorded under ASC 805 in the Successor Period
(3) Adjust effect of acquisition costs recorded in the Successor Periods under ASC 805 ($7.3 million from June 3, 2019 through September 30, 2019 and $7.7 million from January 1, 2019 through September 30, 2019), non-recurring severance costs of $1.0 million and $1.7 million, one-time write-off of insurance costs of $0.0 million and $0.9 million, one-time professional fees of $1.0 million and $1.0 million and a constant currency adjustment of $(0.1) million and $(0.4) million in the third quarter and nine month period of 2019, respectively.
(4) Adjust for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805 in the Successor Period
(5) Adjust for effect of the fair value interest rate swap ($5.4million) entered into as part of the Ranpak Business Combination and the write-off of deferred financing fees associated with Predecessor company debt repaid as part of the Ranpak business Combination ($6.3 million) in the nine month period of 2019
(6)Adjust tax provision at 21.0% corporate rate for items adjusted above
(7)Adjustments are related to Predecessor non-recurring costs such as: unrealized non-cash (gains) losses on translation of the Predecessor debt, initiatives related geographic sales expansion, private equity monitoring fees, non-cash (gain) loss on the disposal of machines, acquisition costs, severance and a revenue recognition adjustment related to e3Neo acquisition. Certain costs related to being a public company, such as additional staff, legal and accounting costs that were not included in the Predecessor are also included in Adjusted EBITDA.
(8) Effect of Euro constant currency adjustment to a rate of $1.00 US Dollar to €1.15 as follows:

(in thousands)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net sales	$1,247.8	$(280.3)	$2,412.8	$(3,588.7)
Cost of sales	698.0	(159.5)	1,378.6	(2,014.9)
Gross Profit	549.8	(120.8)	1,034.2	(1,573.8)
Selling, general and administrative	257.2	(63.1)	548.6	(828.2)
Transaction costs	—	—	—	—
Depreciation and amortization	207.0	(37.7)	307.4	(494.9)
Other operating expense, net	161.5	(39.8)	320.9	(495.8)
Income (loss) from operations	(75.9)	19.8	(142.7)	245.1
Interest expense	55.0	(7.4)	82.1	(96.5)
Foreign currency (gain) loss	2.0	0.1	3.5	0.1
Loss before income taxes	(132.9)	27.1	(228.3)	341.5
Income tax (benefit) expense	(6.4)	10.1	(34.8)	93.8
Net (loss) income	$(126.5)	$17.0	$(193.5)	$247.7

(9) Reconciliations of EBITDA and Adjusted EBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent, and accordingly include the adjustments shown in the “Adj.” column to net (loss) income of each table.

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

Ranpak had $13.6 million in cash and cash equivalents as of September 30, 2019 and $17.5 million as of December 31, 2018. It also had $530.8 million in debt, $5.4 million of which was classified as short-term, as of September 30, 2019, compared to $506.5 million (including $4.4 million in short-term portion of long-term debt) as of December 31, 2018.

Debt Profile

Ranpak’s previous credit facilities were repaid in connection with the consummation of the Ranpak Business Combination, and were replaced with the following facilities: (1) a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”) and a €140.0 million euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”), and (2) a $45.0 million revolving facility (together, the “Facilities”). The material terms of the Facilities are summarized in Note 5 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Successor	Predecessor
	June 3, 2019 through September 30, 2019	January 1, 2019 through June 2, 2019	Nine Months Ended September 30, 2018
(in thousands)
Net cash (used in) provided by operating activities	$(11.6)	$24.5	$26.9
Net cash used in investing activities	(956.3)	(10.8)	(20.9)
Net cash provided by (used in) financing activities	666.5	(13.3)	(5.4)
Effect of exchange rate changes on cash	5.2	(7.7)	2.0
Net increase (decrease) in cash and cash equivalents	(296.2)	(7.3)	2.6
Cash and cash equivalents, beginning of period	309.8	17.5	8.6
Cash and cash equivalents, end of period	$13.6	$10.2	$11.2

Cash Flows Provided by Operating Activities

Net cash (used in) provided by operating activities was $(11.6) million in the Successor Period due to changes in working capital related to the payment of accrued transaction costs, $24.5 million in the 2019 1H Predecessor Period and due to increases in working capital utilization to support sales growth in the current quarter.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $(956.3) million in the Successor Period, due to the acquisition of Rack Holdings in the Ranpak Business Combination and capitalized cost relating to the acquisition of parts and assembly of protective packaging systems placed at end-user facilities. Net cash used in investing activities of $(10.8) million and $(20.9) million in the 2019 1H Predecessor Period and prior year period, respectively, resulted from capitalized cost relating to the acquisition of parts and assembly of protective packaging systems placed at end-user facilities.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities was $666.5 million in the Successor Period and reflects proceeds for the issuance of debt and stock $539.0 million and $302.4 million, respectively, offset by $(12.6) million for deferred financing costs related to the issuance of debt to partially fund the Ranpak Business Combination, $(158.3) million for the redemption of stock, and $(4.0) million for the repayment of promissory note. Net cash used in financing activities of $(13.3) million and $(5.4) million in the 2019 1H Predecessor Period and the nine month period ended September 30, 2018, respectively, was primarily related to the payment of debt.

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

Ranpak has various contractual obligations and commercial commitments that are recorded as liabilities in its audited consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed. The table below presents Ranpak’s significant enforceable and legally binding obligations and future commitments as of September 30, 2019.

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facilities	$530.8	$5.4	$10.5	$10.3	$504.6
Operating Leases	4.8	1.2	2.3	1.3	—
Capital Lease Obligations	0.3	0.2	0.1	—	—
Total	$535.9	$6.8	$12.9	$11.6	$504.6

Ranpak does not have any other material contractually binding obligations to make cash payments. While Ranpak enters into agreements, generally annually, to fix the supplier price for the purchase of paper raw materials, none of these agreements provide for minimum purchase volumes.

In addition, as discussed above, in connection with the debt financing, One Madison entered into an interest rate swap contingent on the business combination in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the New Credit Facilities. The interest rate swap became effective upon closing of the Ranpak Business Combination and will mature on the third anniversary of such date. In September 2019, the Company amended the existing interest rate swap contract and entered into a new $50.0 million notional swap with similar terms. See Note 8 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Ranpak did not have any off-balance sheet arrangements as of September 30, 2019.

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

Interest Rate Risk

Changes in interest rates affect the amount of interest Ranpak earns on cash, cash equivalents and short-term investments and the interest rates Ranpak pays on borrowings under the floating rate portions of Ranpak’s credit facilities. As of September 30, 2019, Ranpak had term debt in the amount of $530.8 million, $5.4 million of which is short-term, and bore interest at floating base rates, plus a margin based on LIBOR or EURIBOR (in each case subject to a floor of 1.0%). As of September 30, 2019, the applicable LIBOR rate was 2.14% and the applicable EURIBOR rate was negative 0.467%. A 100 basis point increase or decrease in the applicable base interest rates under Ranpak’s credit facilities would have resulted in a $1.3 million increase or decrease in its cash interest expense for the nine months ended September 30, 2019. For additional information on Ranpak’s outstanding debt, see Note 5 to the unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In connection with the debt financing, One Madison entered into an interest rate swap contingent on the business combination in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the New Credit Facilities. On September 25, 2019, the Company amended the existing interest rate swap for the notional amount of $200.0 million to extend its term and concurrently entered into an incremental $50.0 million notional swap with similar terms. As of September 30, 2019, our interest rate swap contracts have a combined notional of $250.0 million and terminate on June 1, 2023, of which all are summarized in the following table:

	Changes in Fair Value		Fair Value as of September 30, 2019
	Classification	Amount	Classification	Amount	Notional Amount

Pay-Fixed, Receive-Variable Interest Rate Swap	Interest Expense	$(6.4)	Liability - Current	$0.4	$250.0
			Liability - Non-current	6.0

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

Foreign Currency Exchange Rate Risk

Ranpak is exposed to foreign currency exchange risk related to its transactions and its subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, Ranpak’s functional currency. See “—Factors Affecting the Comparability of Ranpak’s Results of Operations - Effect of Currency Fluctuations” for more information about Ranpak’s foreign currency exchange rate exposure. Ranpak seeks to naturally hedge its foreign exchange transaction exposure by matching the transaction currencies for its cash inflows and outflows and maintaining access to credit in the principal currencies in which it conducts business. Ranpak does not currently hedge our foreign exchange transaction or translation exposure, but may consider doing so in the future.

For the combined nine month ended period September 30, 2019, net sales denominated in currencies other than U.S. dollars amounted to $99.4 million or 51.9% of Ranpak's net sales for the period. Substantially all of this amount was denominated in

Euro. A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused Ranpak’s reported net sales for the combined nine-month period ended year ended September 30, 2019 to increase or decrease by approximately $9.9 million.

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

Changes in Internal Control Over Financial Reporting

As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company completed the Ranpak Business Combination on June 3, 2019 pursuant to which the Company acquired all of the issued and outstanding equity interests of Rack Holdings. Prior to the Ranpak Business Combination, the Company was a special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Ranpak Business Combination were insignificant compared to those of the consolidated entity post-Ranpak Business Combination. The design and implementation of internal controls over financial reporting for the Company's post-Ranpak Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of the Company’s framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2019.

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

Item 1. Legal Proceedings

None.
Item 1A. Risk Factors

Information about our risk factors is contained in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019. We believe that at September 30, 2019, there are no material changes in our risk factors from those disclosed in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the period covered by this Quarterly Report on Form 10-Q.

On March 27, 2019, the Board of Directors of the Company approved a warrant repurchase program, authorizing the Company to repurchase the Company’s outstanding public warrants to purchase shares of the Company’s Class A common stock for an aggregate expenditure of up to $10.0 million. The repurchases may be made from time to time in the open market, through block trades or in privately negotiated transactions. There were no warrant repurchases in the period covered by this Quarterly Report on Form 10-Q.

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

10.10
Offer Letter Agreement, dated June 3, 2019 between Ranpak Holdings Corp. and Omar M. Asali (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019).

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

10.14
Restricted Stock Unit Award Agreement, dated June 3, 2019 between Ranpak Holdings Corp. and Trent Meyerhoefer - Vesting of RSUS (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019).

10.15
Separation Agreement, dated August 9, 2019 by and between the Company and J. Mark Borseth (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K (File. No. 001-38348), filed with the SEC on August 13, 2019).

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

Date November 7, 2019

RANPAK HOLDINGS CORP.

By:	/s/ Trent M. Meyerhoefer
Name: Trent M. Meyerhoefer
Title: SVP and Chief Financial Officer