Form 10-K
period 2019-12-31
Ranpak Holdings Corp.
filed 2020-03-17
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-K
____________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-38348
_____________________________________________________________________________________________________________________________________________________________________________
RANPAK HOLDINGS CORP.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________________________________________________________________________________

Delaware	98-1377160
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7990 Auburn Road
Concord Township,
Ohio	44077
(Address of Principal Executive Offices)	(Zip Code)
 Registrant’s telephone number, including area code: 440-354-4445
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Ordinary Shares, par value $0.0001 per share	PACK	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A	PACK WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_____________________________________________________________________________________________________________________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $205,481,275, based on the closing sale price as reported on the New York Stock Exchange.
There were 70,862,247 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding as of February 28, 2020.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be held on May 28, 2020, are incorporated by reference into Part II and Part III of this Form 10-K.

RANPAK HOLDINGS CORP

Cautionary Notice Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements.
The forward-looking statements contained in this Annual Report on Form 10-K and the Exhibits attached hereto are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to:

•	our inability to secure a sufficient supply of paper to meet our production requirements;

•	the impact of the price of kraft paper on our results of operations;

•	our reliance on third party suppliers;

•	the high degree of competition in the markets in which we operate;

•	consumer sensitivity to increases in the prices of our products;

•	changes in consumer preferences with respect to paper products generally;

•	continued consolidation in the markets in which we operate;

•	the loss of significant end-users of our products or a large group of such end-users;

•	our failure to develop new products that meet our sales or margin expectations;

•	our future operating results fluctuating, failing to match performance or to meet expectations;

•	our ability to fulfill our public company obligations; and

•	other risks and uncertainties indicated from time to time in filings made with the SEC.
Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Except as required by law, we are not undertaking any obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise. You should not take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future. Accordingly, you should not put undue reliance on these statements.
Non-U.S. GAAP Information
For purposes of this section, “Ranpak,” “the Company,” “we,” or “our” refer to Ranpak Holdings Corp. and its subsidiaries, unless the context otherwise requires.

The financial statements separate the Company's presentation into two distinct periods. The period before the Closing of the Ranpak Business Combination (labeled Predecessor Period) depicts the financial statements of Rack Holdings Corp., and the period after the Closing (labeled Successor Period) depicts the financial statements of the Company, including the consolidation of One Madison Corporation with Rack Holdings and application of acquisition method of accounting. As a result of the application of the acquisition method of accounting as of the Closing, the financial statements for the Predecessor Periods and for the Successor Periods are presented on a different basis of accounting and are, therefore not comparable.

Due to the Predecessor and Successor periods, for the convenience of readers, we have presented the 12-month period ended December 31, 2019 on a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor Periods without further adjustment) in order to present a meaningful comparison against the corresponding period in the 12-months ended December 31, 2018.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). However, we also calculate and present EBITDA and adjusted EBITDA, which are non-GAAP financial measures. We have included EBITDA and adjusted EBITDA because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that EBITDA and adjusted EBITDA provide useful information to investors and others in understanding and evaluating the Company's operating results in the same manner as our management and board of directors.
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

PART I
ITEM 1.     BUSINESS
For purposes of this section, “Ranpak,” “the Company,” “we,” or “our” refer to Ranpak Holdings Corp. and its subsidiaries, unless the context otherwise requires.
Our Business
Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-commerce and industrial supply chains. Since its inception in 1972, Ranpak has delivered high quality protective packaging solutions, while maintaining its commitment to environmental sustainability. We differentiate ourselves by our:

•
Distinct Business Model.    Our razor/razor-blade business model is designed to generate high-margin net sales that are recurring in nature through the sale of our value-added paper consumables for use exclusively in our installed base of protective packaging systems. Our business is global, with a strong presence in the U.S. and Europe as well as an expanding footprint in Asia, serving end-users in approximately 50 countries across 6 continents. End-users rely on our paper consumables for use exclusively with our installed base of systems.

•
Environmentally Sustainable Product Portfolio.    Through our proprietary protective packaging systems and value-added kraft paper consumables, we offer a reliable, fast, and effective suite of protective packaging solutions. Our paper packaging consumables are fiber-based, biodegradable, renewable, and curb-side recyclable to customers. None of our paper packaging materials contain plastic or other resin-based inputs. Additionally, a majority of our paper packaging materials are manufactured from entirely or partially recycled content and the vast majority are sourced from suppliers that are Sustainable Forestry Initiative (SFI) and/or Forest Stewardship Council (FSC) certified. We believe that preference for environmentally sustainable packaging solutions will be a key driver of growth moving forward, particularly to the extent plastics and other resin-based solutions come under increasing public scrutiny.

•
Attractive Financial Profile.    We historically have benefited from consistently strong growth in net sales and our installed base, net sales that are recurring in nature, attractive profit margins, and substantial free cash flow conversion. We have modest working capital requirements, which also contributes to our ability to generate strong free cash flow and further invest in the business by expanding our fleet of installed systems. Our capital expenditures per protective system and each system's long protective useful life result in attractive payback periods and returns on invested capital. Our sales are geographically diverse, with 48.9% of our 2019 net sales generated from end-users in North America, 45.2% generated from end-users in Europe, and 5.9% generated from end-users in Asia and other locations.

•
Diversified End-User Base.    Through our extensive distributor network and direct sales, we have over 104,600 installed systems serving approximately 33,000 end-users across diversified and growing end-user markets, as of December 31, 2019. We have a full suite of paper-based protective packaging solutions to meet the needs of a variety of end-users, from small businesses to global corporations. These end-users include leading e-Commerce companies, as well as suppliers and sellers of automotive after-market parts, IT/electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other products.

•
Well Established, Long-Term Distributor Relationships.    We have arrangements with approximately 250 distributors globally, which enable us to reach thousands of small and medium-sized end-users while maintaining an asset-light capital base and a lean sales force. We have long-term, established relationships with our distributors, as demonstrated by an average relationship of greater than 20 years with our top ten global distributors. The continuity of these relationships evidence the strength of our business model, as well as the value proposition we provide for our distributors and end-users. Furthermore, the depth and longevity of these relationships have created a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to new and existing end-users. Moreover, substantially all of our net sales from distributors is generated by those who have agreed with us not to sell or promote non-Ranpak paper-based protective packaging systems to any end-users they serve.

•
Reputation as a Reliable Leader in Comprehensive Fiber-Based Solutions.    We believe our protective packaging systems are known for their reliability, speed, and total cost effectiveness. We work hand-in-hand with our distributors or, on a selective basis, directly with some end-users to ensure that end-users obtain a solution that meets their specific needs, whether that be a single unit for a low volume end-user or a highly-customized installed base of hundreds of units across multiple facilities for a high volume end-user. Furthermore, through our distributors, we strive to ensure that our end-users are consistently supplied with our paper consumables on-time and that their protective packaging systems are running with minimal downtime. Most importantly, we, either directly or with our distributors, work with end-users to examine their end of line operations to maximize throughput, minimize cost and reduce breakage.

•	Multiple Drivers of Growth. We believe that our business benefits from multiple factors that will drive our future growth:

◦
Growth of E-commerce. E-commerce is a significant growth driver in our business. Approximately one-third of our net sales is derived from sales to e-commerce end-users, and the overall e-commerce market has demonstrated compound annual growth in the high teens from 2015 to 2019. We believe that continued global growth in e-commerce provides a significant tail-wind for us.

◦
Focus on Sustainability. Additionally, we believe both our end-users and consumers, generally, are demonstrating an increasing preference for environmentally sustainable solutions. We believe that these increasing preferences in favor of environmental sustainability will also be a significant driver of our continued growth.

◦
Demand for Automated Solutions. Our Ranpak Automation product line provides significant improvements to end of line packaging speed and lower labor costs for many high volume businesses. As businesses become more sophisticated, we believe many will look for ways to improve production efficiencies driving further demand for automated solutions.

◦
Expansion into Retail Channel. We believe the retail channel provides a great opportunity for our existing Wrapping product line, as well as the potential to sell environmentally friendly packaging alternatives directly to consumers.

◦	Continued Product Development and Innovation. We believe our ability to consistently innovate and introduce new products will provide us with additional growth opportunities.

◦	Geographic Expansion. Historically, geographic expansion has fueled our growth, and we believe further geographic expansion will continue to drive our future growth.

•
Keen Focus on Innovation.    We believe we are a leading innovator in packaging material, packaging systems and manufacturing technologies. Our solutions deliver automation, productivity and sustainability enhancements to our end-users’ operations. Through our robust R&D pipeline, we plan to continue to improve our value proposition by rolling-out next generation products to improve performance and efficiency as well as expanding product lines adapted to continuously evolving consumer and business preferences.

•
Intellectual Property.    We have a long history of continuous systems innovation and product development supported by our comprehensive patent portfolio. We have maintained an extensive patenting program since our inception for our protective packaging systems and accessories, processes and paper packaging materials. We maintain substantial trade secret knowledge regarding the utilization of our paper consumables in each model of our protective packaging systems product lines, which, together with the distributor contractual arrangements described above, prevent third-party paper from being used on our protective packaging systems. We hold over 610 U.S. and foreign patents and patent applications directed to various innovations related to our business, as well as more than 140 U.S. and foreign trademark registrations and trademark applications that protect our branding.

•
Focus on Talent and Leadership:    We have assembled a strong international team of talented, motivated inclusive and diverse employees to maintain our leadership in the industry, drive our growth and to achieve our strategic objectives. We have implemented a focused talent acquisition and development strategy to ensure our teams continue to have the right skills to execute our strategy on a global basis.

Our Product Lines
Our protective packaging systems are designed to be flexible and responsive to the needs of our end-users. The flexibility and breadth of our full range of systems allows us to provide our end-users with the optimal protective solution to meet their specific needs. These protective packaging solutions, which include the accompanying paper consumables, fall into four broad categories:

•
Void-Fill.    Our Void-Fill protective systems quickly and efficiently convert paper to fill empty spaces in secondary packages and protect objects, which reduces object movement during shipping and potential damage sustained in transit. Sales of our Void-Fill products accounted for 41.7% of our net sales in 2019.

•
Cushioning.    Our Cushioning protective systems convert paper into cushioning pads by crimping paper to trap air between the layers so that objects are protected from external shocks and vibrations during shipping as well as to prevent movement of objects as they travel through the global supply chain. Sales of our Cushioning products accounted for 45.7% of our net sales in 2019.

•
Wrapping.    Our Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items from shock and surface damage sustained during the shipping and handling process. In addition to securely wrapping and protecting fragile items, our Wrapping systems are used to line boxes and provide separation when shipping multiple objects. Sales of our Wrapping products accounted for 9.9% of our net sales in 2019.

•
Automation.    Through our 2017 acquisition of e3neo and other initiatives, our Ranpak Automation product line is focused on highly automated, integrated systems for high-volume end-users. These systems are designed to help optimize the use of in-the-box packaging for these end-users, while fully automating their end of line packaging operations to improve speed and efficiency of operations. Our Ranpak Automation line enables end-users to optimize carton size to fit contents, apply glued lids to the box, and automatically place cushioning liners within boxes. Sales of our Automation products accounted for 2.7% of our net sales in 2019.

Moreover, unlike many competitive products (e.g., foam, air pillows, bubble wrap, loose fill, etc.), our paper packaging materials are fiber-based, renewable and environmentally sustainable. Our paper consumables do not include plastic or other resin-based components. Instead, they are paper-based and biodegradable, renewable, and curb-side recyclable. Additionally, the majority of our paper consumables sold to end-users are created from entirely or partially recycled content and the vast majority are sourced from suppliers that are SFI and/or FSC certified. Finally, our consumables ship in bulk which is efficient for customers in shipping and require less storage space than many competing products.
Our Distribution Model
We sell our paper consumable products to an established network of approximately 250 distributors worldwide who, in turn store, market and sell our products to end-users. Moreover, substantially all of our net sales from distributors are generated by those who have agreed with us not to sell or promote non-Ranpak paper-based protective packaging systems to any end-users they serve. Our sales and marketing teams, as well as our highly-skilled engineers, work closely with distributors and ultimate end-users, on-site or remotely, to optimize the custom configuration and installation of our protective packaging systems at the end-user’s facility. Sales through our global distributor network accounted for 86.0% of our net sales in 2019.
In addition, we sell our products directly to certain select end-users. In some cases, these end-users operate some of the largest, most complex and sophisticated warehouse operations into which our protective packaging systems are integrated. Our engineering and other teams also assist our direct-sale end-users in ensuring the optimal customized installation of our products at their facilities. Direct sales to end-users accounted for 14.0% of our net sales in 2019.
Through our distributor network and our direct sales, we serve greater than 30,000 end-users including participants in e-commerce, the auto after-market, IT/electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other markets. Our universe of end-users is diverse, with approximately 80.0% of distributor-serviced accounts generating less than $10,000 in net sales in 2019. None of our individual end-users accounted for more than 11.0% of our net sales in 2019.
Our Performance
In 2019, we generated net sales of $269.5 million and $2.2 million of income (loss) from operations on a combined basis. Our sales are geographically diverse, with 48.9% of our 2019 net sales generated from end-users in North America, 45.2% generated from end-users in Europe, and 5.9% generated from end-users in Asia and other locations. In addition, approximately 54.8% of our net sales in 2019 was generated from outside the United States.
We also believe, based on our performance during the global financial crisis from 2007 to 2010, that our business is relatively resilient to economic recessions due in part to the nature of our input costs, including paper, and our ability to adjust our operations. During the global financial crisis, declining paper costs and a reduction in our growth capital expenditures enabled us to protect profit margins and grow free cash flow despite reduced sales volume. Accordingly, from 2007 to 2010, we experienced minimal decline in net sales and reduced, but positive, EBITDA growth.

2019A revenue breakdown
By region(1)	By category

Distribution vs direct	By end markets (2)

Note:

(1)	North America includes Mexico and Canada; Europe includes North and Western Europe, Central & Eastern Europe, Brazil and Ranpak Automation.

(2)	Other includes Consumer Products, Technical Instruments, Business Services, Chemical/Plastic/Paint/Metal, Printing & Publishing and Other.
Our Strategy
Our strategy for adding to our customer base includes investing in our sales force and distributor relationships across all end markets as well as expanding geographically. Beyond our leading position in paper-based Void-Fill and Cushioning protective packaging systems, we expect to also focus on other emerging applications, such as Wrapping, Automation and retail consumables, for continued growth. While still relatively small, representing 9.9% of net sales in 2019, our Wrapping product line expanded in 2014 through the acquisition of Geami, which provides a highly effective and environmentally friendly alternative to plastic bubble wrap, as well as an opportunity to expand our distribution channels into the retail and retail shipping segments. As we expand into the retail channel, we believe we will have the opportunity to increase our product line to include environmentally friendly packaging materials directly for sale to end users. Although our Automation solution represented only 2.7% of our net sales in 2019 following our acquisition of e3neo in 2017, we believe it will serve as a platform for expansion to better serve end-users with higher volume requirements and more sophisticated end of line needs. Moreover, we seek to increase our penetration with existing customers and broaden our customer base to include business segments that we have not historically served. We will also continue to identify additional product and service opportunities for our current and future end user markets.

We are pursuing this strategy of expanding our customer base in several ways. We have a global sales organization that works hand-in-hand with the sales representatives of our approximately 250 distributors to introduce all of our products and services to potential accounts in all end markets. Our full range of products allows our organization to serve any type of business with protective packaging needs. We will also seek to broaden our customer base through geographic expansion by enhancing our regional capabilities in sales and marketing and expanding sales of our existing product lines in growth regions, such as Asia-Pacific, South America, and Central and Eastern Europe.
We seek to enhance our position as a leading global provider of innovative sustainable packaging solutions that our customers rely on to improve performance, cost competitiveness and automation to enhance productivity within their operations. In order to achieve these goals, we are focused on the following strategic priorities.

•
Grow organically.    We will continue to focus on offering innovative solutions that enable our end-users to meet their sustainability needs while growing their business, reducing their costs and mitigating the risks associated with ineffective and/or unreliable end of line systems. We will also continue to provide distributors with the tools to win new accounts through training programs such as our Ranpak Academy and collaboration with our sales and engineering teams. We plan on leveraging our position as a trusted provider of sustainable packaging solutions to leading e-commerce end-users and industrial business to business end-users and further align ourselves with these market leaders as they expand to new locations and geographies, as well as continue to serve small, high growth platforms. We also believe there are significant opportunities to increase penetration across end markets. We plan to grow beyond our current core applications (primarily Void-Fill and Cushioning) by expanding our existing Wrapping, Automation and retail consumable offerings into new end-markets. Finally, we believe our fiber-based wrapping systems offer a cost-competitive, environmentally friendly, and compelling alternative to plastic-based wrap and will gain share as the focus on environmental sustainability becomes increasingly ingrained in commerce.

•
Drive innovation.    We intend to maintain and extend our technological leadership, expertise and our environmentally sustainable value proposition through continuous improvement of our product and service offerings to bolster speed, improve efficacy, and decrease packing footprint, as well as by introducing new products that deliver the environmentally friendly solutions customers require for their business needs.

•
Pursue targeted growth opportunities.    We have identified a number of potential growth opportunities, including market expansion for existing products such as wrapping as well as in additional areas of focus, such as cold chain/thermal packaging, sales through the retail channel, and automation. We intend to further build out our regional capabilities and combine our local market knowledge in new or currently under-served geographies with our broad portfolio and strengths in innovation and customer service to take advantage of the burgeoning growth opportunities across the globe. For example, the Asia-Pacific region has a large, well-developed parcel shipping business, but currently represents only 5.9%of our net sales in 2019. We believe that growing environmental awareness world-wide, combined with an increasing regulatory trend to limit the use of polymer-based foams and plastic films in many jurisdictions, present an opportunity for our paper-based protective packaging solutions in an ever-expanding number of geographies.

•
Grow via partnerships and acquisitions.    We believe that we are well-positioned to execute a growth strategy, targeting acquisitions or partnerships in our key areas of focus and adjacent business lines. We will continue to focus on growing the company through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings. We expect to focus on identifying opportunities and executing an accretive M&A strategy to further solidify our position as a leader in environmentally sustainable paper-based solutions by enhancing growth in our key areas of focus and/or acquiring adjacent businesses to our product offering.

Our Products and Services
Our Business Model
We have a full suite of paper-based protective packaging solutions for end-users. These solutions are designed to ensure that our end-users’ products reach their shipping destination in a cost-effective manner with minimal breakage. Our protective packaging solutions fall into four broad categories: Void-Fill, Cushioning, Wrapping, and Automation.
We employ a "razor/razor-blade" business model with respect to the sale of our Void-Fill, Cushioning, and Wrapping solutions. Under this model, we provide our proprietary protective packaging systems to our distributors, for a nominal user fee charged on a per-unit basis. We also provide our systems directly to certain select end-users. We derive substantially all of our net sales (over 90% in each period presented) through the sale of high-margin paper consumables that work exclusively with our protective systems. Our paper consumables are converted from raw paper through our paper conversion processes, using paper sourced and subsequently converted to our specifications as to a number of factors, including basis weight, tensile strength, directional strength, and moisture content. As our protective systems are designed to use paper consumables that meet these exacting requirements, any end user that attempted to use another supplier’s paper on our protective systems would encounter substantial negative consequences, such as significant jamming, ineffective yield, and/or other performance deficiencies. We sell these paper consumables under the Void-Fill, Wrapping and Cushioning product lines. We also derive net sales from user fees, charged on a per unit basis, with respect to those product lines, and from the sale of products under our Automation product line.
We retain ownership of most of our Void-Fill, Cushioning and Wrapping protective systems (other than, e.g., certain disposable Wrapping systems and FillPak Manual). This model allows distributors and end-users access to our proprietary systems at little or no capital expense and enables us or our distributors to reclaim un- or under-utilized units for refurbishment and redeployment, which benefits us, our distributors and our end-users through increased efficiency and cost savings. As of December 31, 2019, we had an installed base of over 104,600 protective packaging systems.
Each protective system offered under our Void-Fill, Cushioning and Wrapping product lines is distinguished by its level of automation, the speed at which it dispenses paper consumables, the type and form of paper it consumes, and the type of protective paper it produces. We believe we offer the widest variety of paper-based protective packaging systems in the industry. In contrast to some more limited product offerings of our competitors, we have numerous void-fill, cushioning and wrapping systems, and extensive options to create custom variations.
We convert raw paper at four U.S. and two European production facilities to create rolls and bundles of paper that integrate with our protective packaging systems and into direct or consumable products. Our systems predominantly use kraft paper of varying weights, sizes and configurations. In 2019, 49.7% of our raw paper supply consisted of 100% recycled sheet, 43.7% consisted of 100% virgin sheet, and 6.6% consisted of a blended sheet incorporating both virgin and recycled fiber.  We believe we offer the widest variety of bundle, roll sizes and formats in the industry.
For the vast majority of end-users, we work with our distributors to place our protective packaging systems at end-user sites. We sell bundles and rolls to our distributors who, in turn, sell bundles and rolls to end-users for use with our protective packaging systems. In select cases, we place systems with and sell paper directly to end-users.
For each unit, we set targets for minimum annual paper consumption in order to justify the capital deployed to that account. Accordingly, our sales team, in conjunction with our distributors, help our end-users select which unit or units meet their specific needs, based on their own volume requirements and business objectives.
In addition, we have a customized Automation suite of products, which we market under the Ranpak Automation brand, that provides higher volume customers with a highly-automated box sizing system and optimization consulting services. Unlike end-users of our Void-Fill, Cushioning and Wrapping product lines, we rarely sell recurring consumables to our Automation customers. Instead, Ranpak Automation customer’s purchase directly from us the automated box-sizing machines and equipment they need to optimize their end of line capabilities. Accordingly, with respect to our Automation product line, we generally do not retain ownership of the machines, nor do we customarily have maintenance or support obligations beyond an initial warranty period. However, the automation market is rapidly evolving and we have expanded Automation services to offer extended service beyond the initial warranty period, packaging line design solutions, as well as the sale of spare parts. We see this as a potential growth position as the Automation installed base expands.
Void-Fill.
We sell our Void-Fill products under the brand name “FillPak.” We offer a variety of FillPak units, each of which is designed to convert paper to fill empty spaces in secondary packages and limit object movement during the shipping process. We introduced our FillPak family of products in 2003 to provide an environmentally friendly solution to the growing void-fill market that arose with the explosion of e-commerce. We believe our FillPak systems are known in the marketplace for their efficacy, speed, efficiency and reliability.
We have an installed base of approximately 60 thousand FillPak units as of December 31, 2019. In 2019, our FillPak products generated $112.4 million in net sales, which accounted for 41.7% of our total net sales.
The primary competitors to our Void-Fill product line are plastic air pillows and foam peanuts or loose fill. We believe our Void-Fill product line is superior to each of these competitors for a number of reasons. First, the packaging material is sustainable and environmentally friendly. Our Void-Fill paper packaging material is paper-based, renewable, biodegradable and curb-side recyclable for end consumers. Second, unlike air pillows, our packaging product can more easily fit into void spaces within smaller shipping boxes due to the inherent flexibility of paper. Third, when air pillows are punctured from pressure damages, they lose 100% of their protective packaging properties, whereas paper packaging retains protective properties even when subject to substantial pressure. Fourth, our products provide a better box opening experience, which is important to many e-commerce retailers.

Cushioning
We sell our Cushioning products under the brand name “PadPak.” We offer a variety of PadPak units, each of which provide protection for fragile objects from shocks and vibrations experienced during the shipping process. These proprietary systems convert paper into cushioning pads by crimping the paper to trap air between the layers and/or winding paper into dense discs for use in cushioning particularly heavy objects for shipping. Our PadPak family of products was the original product offering from when our company was founded in 1972. We believe our PadPak systems are known in the marketplace for their high level of breakage protection, low in-the-box cost, high-speed throughput and operational reliability.
We have an installed base of approximately 32 thousand PadPak units as of December 31, 2019. In 2019, our PadPak products generated $123.1 million in net sales, which accounted for 45.7% of our total net sales.
The primary competitors to our Cushioning product line are foam-in-place, plastic bubble on demand and other competing paper systems. We believe our PadPak products are superior to these products for a number of reasons. First, our PadPak product line is more environmentally friendly than foam and plastic bubble wrap, as the paper packaging material is entirely paper-based, biodegradable and curb-side recyclable for end consumers, whereas foam products are chemical- and petroleum-based. As a result, foams are not biodegradable and, in production, foam-in-place can release harmful byproducts. Also, foam-in-place, EPE/EPS foams and plastic bubble wrap are of limited recyclability. Second, we believe our PadPak cushioning solutions absorb shocks and maintain their shape better than other packaging media like bubble wrap, which is not well-suited for sharp or heavy products and can transmit shock to lighter weight products. Third, within an end-user’s facility, we believe our PadPak systems require less physical space and less maintenance and are easier to handle than the toxic elements required by packaging systems like polymer-based foam-in-place. Moreover, our PadPak systems can be deployed in greater number of configurations, at a higher level of automation, and require less facility space for material storage than bubble wrap applications, and safe storage versus hazardous chemicals like foam-in-place chemicals.
Wrapping
We sell our Wrapping products under the brand names “WrapPak,” “Geami,” and "ReadyRoll." We manufacture a variety of WrapPak and Geami converter units. Our WrapPak protective packaging systems crimp kraft paper into flat pads that, we believe, are highly effective in wrapping, interleaving, box-lining and cold chain applications.
Our Geami product line is a high-end wrapping system that combines tissue paper and kraft paper which is dispensed simultaneously by Geami converting machines. The kraft paper is die-cut at our production facilities using a proprietary process, so that when it is dispensed on-site by an end-user the paper expands into a two-dimensional ridged honeycomb. The tissue paper provides surface protection for the wrapped item, and separates layers of the honeycomb to maximize its cushioning properties. The resulting Geami construction is ideal for securely wrapping household goods and other fragile items.
We launched our WrapPak family of products in 2008 and acquired our Geami product line in 2014.
We have an installed base of approximately 12 thousand WrapPak units, including 11,090 Geami converter units, as of December 31, 2019. In 2019, Wrapping products generated $26.7 million in net sales, which accounted for 9.9% of our total net sales. Geami net sales includes sale of tissue rolls in addition to kraft paper.
We offer both motorized Geami dispensing systems and manual systems, where the operator simply pulls the paired sheets against tension to expand the die-cut kraft paper. We also offer the Geami combination of die-cut and tissue in a disposable cardboard dispenser as well as in a Geami-based offering to be sold directly to consumers without a dispenser in retail stores under the brand name "Ranpak ReadyRoll." We do not set minimum annual paper consumption targets for the disposable units, as the full production cost and margin associated with the dispenser is covered with each sale.
The primary competitor to our Wrapping product lines is plastic bubble wrap. We believe Wrapping products are superior to plastic bubble wrap for a number of reasons. First, we believe our Wrapping products are more environmentally friendly. Our Wrapping paper packaging material is paper-based, curb-side recyclable and biodegradable, whereas plastic film-based wrapping products, like bubble wrap, are often difficult for consumers to recycle if they are recyclable at all. Second, we believe our Wrapping solutions absorb shocks and maintain their shape better than bubble wrap, which is not well-suited for sharp or heavy products and can transmit shock to lighter weight products. Third, our Wrapping systems can be deployed in greater number of configurations, at a higher level of automation, and require less facility space for material storage than bubble wrap applications. Finally, we believe that Geami and Ranpak ReadyRoll provide a much more elegant unboxing experience for our end-users’ customers, particularly when compared to that of plastic bubble wrap.
Automation

We sell a highly-customized Automation solution under the brand name “Ranpak Automation.” Our Ranpak Automation product line is focused on designing, manufacturing, and selling highly automated, turn-key integrated box-sizing systems to high-volume end-users. We are in the process of expanding Ranpak Automation's offering to grow the ongoing spare parts design and service business. The systems are designed to help minimize the use of in-the-box packaging for these end-users while fully automating their end of line operations. We acquired our Ranpak Automation product line through our acquisition of Neopack Solutions S.A.S. in 2017 ("e3neo").
Our highly-automated Ranpak Automation systems integrate devices that determine the optimal box height for the items to be shipped with a mechanism that automatically sizes the height of the box to fit the item. These systems are designed to give end-users the flexibility to make various box heights along a single production line. Moreover, our Automation systems consist of linked modular units that can easily be expanded with additional modules to meet an end-user’s changing needs.
In 2019, our Automation products generated $7.3 million in net sales, which accounted for 2.7% of our total net sales.
Unlike our Void-Fill, Cushioning and Wrapping systems, we currently design and sell our Automation systems outright to our customers, and derive net sales from our Automation products by designing, manufacturing, installing and servicing Automation systems at our end-users’ facilities. Accordingly, our current business model for our Automation product line involves the direct sale of highly-customized systems, designed on the basis of our consultancy and product engineering expertise.
We believe the growing operational, through-put requirements and a tight labor market experienced by medium- and large-scale e-commerce retailers will increase the demand for highly-automated end of line systems. Accordingly, we expect our Automation business model and product offerings, as well as those of our competitors, to evolve rapidly within the next several years as the market continues to develop and we address the growing needs of our end-users.
We believe our Automation product line is superior to its competition for a number of reasons. First, in our view, our Automation systems can operate at a higher speed than comparable products, resulting in a higher through-put for end-users. Second, our Automation systems typically require less floor space for installation and operation in an end-user’s facility. Third, we believe our Automation systems provide end-users with greater flexibility than our competitors’ products, in terms of the high level of customization and the ease of expansion through the addition of new modules.
Industry
Our relevant addressable market of the broader global protective packaging industry was an estimated $7.5 billion in 2019 and growing. The global protective packaging industry is fragmented and competitive with market leaders accounting for a relatively small share of the market. This fragmentation is due primarily to the variety of product types and the myriad of applications in which they are used around the world.
Protective packaging is used to store and protect goods during shipping and handling from shock, vibration, abrasion and other damages. It is mainly used to fill the empty space between the product/merchandise and exterior carton or container (often referred to as dunnage), or to protect goods during shipment. As a general matter, the value of the goods being shipped, as well as the potential cost of breakage, far outweigh the cost of in-the-box protective packaging, which drives the demand for effective protective packaging solutions like ours. Protective packaging comes in various forms such as foam, air pillows, bubble wrap, cushion products, loose fill (e.g., Styrofoam packing peanuts), paperboard protectors and protective mailers, as well as non-engineered solutions such as newsprint, tissue paper, shredded corrugated cardboard and other materials.
The protective packaging industry is characterized by a diversity of applications and end markets, within both the industrial and consumer segments. Historically, growth in the protective packaging industry has been positively impacted by trends such as expedited delivery of individualized packages, globalization of the supply chain, and increased focus on efficiency and reduced shipping costs. We believe more recent and future growth drivers include further expansion of e-commerce activity, increased customization of protective packaging systems in markets such as electronics, and increased demand for environmentally-friendly protective packaging. Moreover, in our view, those markets most closely linked to e-commerce and/or sustainable packaging are those best positioned for growth in the future.
Our Market
Our end-use market consists of any business that sells and ships products requiring random packaging. Accordingly, these end-users are highly dependent on their ability to obtain a cost-effective and efficient in-the-box packaging solution. Our end-users operate in a variety of businesses, including e-commerce, the automotive after-market, IT/electronics, machinery/manufacturing, home goods, pharmaceuticals, and others.

We primarily sell our products to our distributors which, in turn, market and sell our products to our end-users. We also sell products directly to select end-users. In 2019, 86.0% of our net sales was derived from sales to our distributors and approximately 14.0% of our net sales was derived from sales directly to end-users.
Distributors
We primarily sell our products to our network of approximately 250 distributors worldwide. These distributors vary in size and, generally, offer a broad suite of packaging and other warehousing products and services to the end-users they serve, including other protective packaging systems, such as plastic bubble wrap and air pillows. Substantially all of our net sales from distributors is generated by those who have agreed with us not to sell or promote non-Ranpak paper-based protective packaging systems to any end-users they serve. Accordingly, end-users that use our distributors for their general packaging and warehousing product needs are only able to purchase Ranpak paper-based protective packaging systems from those distributors. We believe that our distributors agree to these restrictions due to the exceptional value proposition our products provide to the end-users they serve.
Additionally, our distributors benefit from the collaborative approach we foster with our internal sales, engineering and marketing organization. We work with our distributors to win additional end-users of our paper-based products that the distributor, in turn, can service on an on-going basis with a broad suite of packaging equipment and supplies. Our distributors also typically address the needs of our end-users directly with respect to any ongoing protective system service needs. In order to facilitate the collaborative process, we provide training programs (including through our Ranpak Academy program) for distributors that are designed to cultivate their knowledge of, and loyalty to, our brands, as well as provide the tools they need to successfully market and place our systems.
As a result of these and other efforts, we have built and maintained a well-established distributor network that is comprised primarily of long-term business relationships, as demonstrated by an average relationship greater than 20 years with our top ten global distributors. The continuity of these relationships evidence the strength of our business model, as well as the value proposition for our distributors and end-users. Furthermore, the depth and longevity of these relationships result in a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to end-users.
We believe that our distributor-based distribution model is particularly well suited to the highly fragmented nature of the protective packaging solution end-user market we seek to serve by enabling us to reach a broad range of end users across size, industry and geography while maintaining a lean internal salesforce and capital base.
We charge our distributors for the paper consumables they purchase from us to provide to end-users, as well as a user fee for each protective packaging system they obtain from us for installation with an end-user. Our distributors take possession of our systems and paper consumables at our facilities and are responsible for any transit costs incurred to ship our products to their own inventory warehouses or an end-user’s location. Moreover, distributors take responsibility to insure that the converters are, and remain, a highly valuable asset to all the players along the value chain.
End-Users.    We have greater than 30,000 end-users located across North America, Europe, Asia, Oceania, South America, and Africa. These end-users operate in wide variety of businesses and rely on our systems for a cost-effective and efficient paper-based protective packaging solution that meets their operational and shipping needs. Our universe of end-users is diverse and historically stable, with approximately 80.0% of distributor-serviced accounts generating less than $10,000 in annual net sales in 2019. None of our end-users individually accounted for more than 11.0% of our net sales in 2019. Our end-users vary in size from extremely small specialty manufacturers or retailers to some of the largest global e-commerce companies. While most of our end-users purchase our products from our distributors, we also sell our products directly to select end-users. Direct sales to end-users accounted for approximately 14.0% of our net sales in 2019.
E-commerce.    We believe changing consumer preferences and buying habits will drive continued e-commerce growth, both among pure-play e-commerce companies, as well as among historical brick-and-mortar companies seeking to expand their e-commerce presence. We further believe the critical necessity of brand owners to optimize supply chains and reduce capital spend drives the important trend in concentration of logistics through third party logistics providers that in turn drives increasing needs for efficient packaging end-of-line solutions. The availability of a broader product selection on-line, faster delivery times, and increased in-store pickup options all drive significant growth in on-line sales. This expansion of e-commerce is a worldwide trend that we believe will continue to accelerate as on-line penetration grows in developed and emerging markets. Although some of our e-commerce end-users are focused on the responsible reduction of their need for void-fill material more broadly, they generally require protective packaging solutions that can be integrated into their existing supply and distribution infrastructures on a low-cost and efficient basis. Most commonly our e-commerce end-users purchase our Void-Fill solutions, but many also use our Wrapping and/or Cushioning systems as well. Sales to our e-commerce end-users, directly and through distributors accounted for approximately 34.0% of our net sales in 2019.
Automotive Aftermarket.    The automotive after-market is driven by the need for replacement parts as automobiles age, as well as by the desire of consumers to customize vehicles to enhance performance and improve aesthetics. Increasing average age of vehicles and digitalization of component delivery sales and services, along with the advent of on-line portals distributing after-market components is expected to contribute to the continued growth of the automotive after-market industry. Our automotive after-market end-users require protective packaging solutions that have strong protective qualities, as the products they ship are often heavy, require greater care in handling, and have a higher individual per-unit value. Accordingly, these end-users most commonly purchase our Cushioning solutions. Our packaging solutions are typically designed to integrate into these end-users’ existing industrial processes for the production and distribution of automotive parts. Sales to our automotive after-market end-users accounted for approximately 10.0% of our net sales in 2019.
IT/Electronics.    Widespread product innovation combined with an expanding working population, a corresponding growth in household formation and disposable incomes are key factors contributing to the growth of the global consumer electronics market. Thriving demand for smartphones across the globe and the miniaturization of electronic devices are additional factors boosting growth in the global consumer electronics market. We believe this demand for electronics will continue to grow as innovation, such as the Internet-of-Things and voice-connected devices, drives increased demand for the latest electronics hardware. Our IT/electronics end-users customarily sell products such as computer hardware and electronics that are often already securely packaged in primary packages by the manufacturer and, as a result, require less robust protective packaging systems from us. Sales to our IT/electronics end-users accounted for approximately 7.0% of our net sales in 2019.
Machinery.    We believe demand for machinery used in manufacturing sectors ranging from automobile production, agriculture, packaging, materials handling and tools will increase as growing populations and expanding middle classes in developing countries generate more disposable income. Higher demand for advanced machines spurs increased spending on tools and robotics while higher demand for housing, infrastructure and commercial buildings benefits the tools and construction equipment sectors. Increasing social awareness of green technologies results in higher demand for industrial machines used in the manufacturing of solar panels, wind turbines, and batteries. Our machinery end-users typically ship machinery and parts that can be fragile and, therefore, require our Cushioning solutions to insure against damage in transit. Sales to our machinery end-users accounted for approximately 7.0% of our net sales in 2019.
Home Goods.    We believe rising trends in homeownership and demographic tailwinds caused by millennials entering the household formation phase will support long-term demand for home goods in the United States, and drive demand for household items from both online and brick & mortar retailers. We also believe that millennials are more likely than older age groups to shop online and use retail channels that will have greater protective packaging needs going forward as more big-ticket items for the home are purchased and shipped. Our home goods end-users represent the most varied of our end-market categories. These end-users purchase both our void-fill and wrapping solutions to provide a measure of protection for a broad variety of items of all shapes and sizes, from tableware, for example, to large furniture. Sales to our home goods end-users accounted for approximately 7.0% of our net sales in 2019.
Other.    Our end-users also operate in many other industries, including Industrial (6.0% of net sales for 2019), Warehousing/Transportation Services (5.0%), Healthcare (5.0%), Consumer Products (3.0%), Technical Instruments (2.0%), Business Services (2.0%), Chemical/Plastic/Paint/Metal (2.0%), Printing & Publishing (2.0%) and Others (8.0%).
Our Sales, Marketing and Distribution
Our sales and marketing efforts are focused on developing and expanding distributor relationships, cultivating large accounts, co-selling with distributor sales representatives, educating end-users on the advantages of our product offerings and capturing customer requirements to drive our product innovation efforts. Our flexible go-to-market strategy consists of sales and marketing efforts aimed at distributors and end-users to drive demand through distribution. This sales, marketing and distribution organization allows us to reach end-users across industries and around the globe.
Our internal sales and marketing team partners with distributors to proactively target new accounts and pull sales through the distribution network. We intend to continue investing in our distributor partners and sales force to optimize their market focus, enter new vertical segments, and provide our distributor partners with training, marketing programs and technical support, including through our Ranpak Academy, a training and product education program we offer frequently to new and existing distributors. Our training programs are designed to cultivate distributor knowledge and loyalty to our brands and to provide distributors with the tools necessary to successfully place our systems with the end-users they serve.

Our internal sales teams, marketing operations, and customer service operations are organized geographically with sales and support operations aligned under North American, European and Asia-Pacific geographies. Each geography is managed through a structure of regional general sales managers and national account managers, as well as individual account managers who cover specific states, countries or industries within a region.
As of December 31, 2019, we employed approximately 74 sales, marketing and customer service personnel in the United States; 95 sales, marketing and customer service personnel in Europe; and 22 sales, marketing and customer service personnel in Asia.
Our Manufacturing and Assembly Processes
We manufacture and assemble proprietary protective systems that convert kraft paper into a broad range of packaging and cushioning products to address our customers’ needs. Our objective is to leverage our scale to achieve purchasing efficiencies and reduce our total delivered cost across our regions. We do this while adhering to strategic performance metrics and stringent purchasing practices. All four of our U.S. sites and both of our European sites renewed their certification under ISO 9001:2015 standards in 2019.
We purchase the components for our protective packaging systems, as well as certain assembled systems, from a variety of well-established international design and manufacturing partners. We then assemble certain proprietary protective systems at our in-house facilities, employing highly-skilled machine assembly teams. We also outsource the manufacture and assembly of a number of our proprietary protective systems to third party manufacturing partners to be built in accordance with our design specifications, with a majority originating from China. We hold our suppliers to strict quality standards, and periodically conduct in-person audits of their facilities. With respect to our Ranpak Automation product line, the products are designed and manufactured at our in-house facilities or external contractors before installation at a customer’s facility. In the first half of 2020, we expect to complete a Center of Excellence dedicated solely to Ranpak Automation in Heerlen, The Netherlands. We believe this state-of-the-art facility will substantially increase our manufacturing and R&D capabilities, as well as provide a showroom for potential customers to see our extensive Automation product line.
We believe our design and manufacturing partners provide an important complement to our in-house design and manufacturing expertise. These partnerships give us great flexibility in choosing the optimal design and manufacturing solution for any product, whether that be entirely out-sourced, entirely in-sourced, or a blend of out-sourcing and in-sourcing. Accordingly, this network allows us to make design and manufacturing decisions on the basis of numerous factors, including cost, efficiency, level of intellectual property protection and reliability.
Our Paper Suppliers
We purchase both 100% virgin and 100% recycled kraft paper, as well as blends and bogus paper (a blend of entirely recycled paper materials), from various suppliers for conversion into the paper consumables we sell. Before we determine to purchase paper from any supplier, the supplier must undergo a qualification process to ensure that its product meets our exacting requirements. This qualification process involves an evaluation of the physical specifications of the potential supply source, as well as extensive testing for the paper’s convertibility — on the fan-folding, rewinding and die-cutting raw paper converters in our facilities — and in the protective packaging systems we place with our end-users. The vast majority of our paper is sourced from suppliers that are SFI and/or FSC certified. Once a supplier is qualified, we purchase large rolls of kraft paper from that supplier for integration into our existing supply and production chain. The paper rolls are converted at our facilities before sale to our distributors and direct end-users for use with our Void-Fill, Cushioning and Wrapping protective systems.
In 2019, we purchased paper from approximately 27 paper suppliers and our largest single source of paper supplies sold us approximately 60% of the paper supplies purchased in North America. While the cost of paper supplies is our largest input cost, we negotiate supply and pricing arrangements with most of our paper suppliers annually, many of which we have long-standing relationships with, which helps us mitigate shorter term fluctuations in paper cost.
Our Competition
The markets in which we operate are highly competitive and fragmented due to the large number of participants and the variety of product types and applications in which they are used around the world. Industry participants include specialized firms that focus on protective packaging, packaging companies that offer protective products among other product lines, and packaging material producers that supply packaging materials to end-users. Other competitors focus on narrow market segments (such as thermal), provide a limited range of products, or operate in a discrete geography. Finally, some competitors offer commoditized products, such as protective mailers or non-systems-based solutions that can be used for less sophisticated protective packaging needs.

Companies in the protective packaging industry employ a variety of strategies to gain market share and compete. We are one of the few suppliers offering a full suite of fiber-based renewable protective packaging solutions to a diversified set of end markets on a global basis. Our “in-the-box” protective packaging solutions serve to minimize movement of products in a box and provide cushioning or bracing, which minimize damage. Most frequent competing products are air pillows, bubble wrap, foam-in-place, loose-fill and other fiber-based solutions. We believe fiber-based solutions are the most versatile option used for a wide variety of products in various end markets (electronics, automotive, e-commerce) and is the preferred environmentally friendly solution. Competition for most of our packaging products is based primarily on packaging product quality (reliability and durability), breakage protection, service, price, speed/throughput, environmental sustainability, and company reputation. Since competition is also based upon innovations in packaging technology, we maintain ongoing research and development programs to enable us to maintain technological leadership. We protect our investments in improving technology through maintaining a comprehensive patenting program and aggressively pursue infringers of our patented technology, features, and processes.
We compete with companies producing competing products that are well-established, have significant scale, and have a broad product offering. There are other manufacturers of protective packaging products, some of which are companies offering similar products that operate across regions and others that operate in a single region or single country. Our primary competitors include Sealed Air Product Care Division, Pregis (FP International/Easypack), Intertape Polymer Group (IPG), Storopack and Sprick. Most competing manufacturers offer multi-substrate solutions including foam, loose-fill, plastic air pillows, and plastic bubble wrap in addition to a fiber-based offering. We believe we are the only major “in-the-box” protective packaging specialist that has a focus on a single environmentally friendly substrate (i.e., fiber) which enables us to have a best in class product offering as well as the credibility with customers that we are truly devoted to seeking environmentally sustainable solutions. We believe that we are one of the leading suppliers of fiber-based packaging materials and related systems in the principal geographic areas in which we offer those products. Additionally, due to internal technology development investments and the acquisition of the Ranpak Automation product line in 2017, we believe we are a leader in automated void reduction systems technology. Our Automation segment designs, manufactures, and sells automated box sizing equipment and provides turn-key end of line solutions to our customers.
Our Employees
As of December 31, 2019, we had approximately 595 employees worldwide, approximately 255 of whom were located in the United States. Approximately 130 of our employees located in Europe are covered by collective bargaining agreements.
Our Principal Properties
Our global headquarters are in Concord Township, Ohio. Our wholly owned subsidiary, Ranpak B.V., maintains our European headquarters in Heerlen, The Netherlands, as well as our Ranpak Automation Center of Excellence.
We have facilities for the assembly of our systems in Concord Township, Ohio; Heerlen, The Netherlands; and Nyrany, Czech Republic. We convert our paper consumables in Concord Township, Ohio; Kansas City, Missouri; Raleigh, North Carolina; Reno, Nevada; Heerlen, The Netherlands; and Nyrany, Czech Republic. We also maintain sales offices in Shanghai, China; Paris, France; Tokyo, Japan; and Singapore.
The geographic dispersion of these manufacturing facilities gives us the flexibility to make our products available to our distributors and direct end-use customers at a location that is closer to their own facilities.
Our Intellectual Property
Our intellectual property provides a strong competitive advantage. We own or license over 610 U.S. and foreign patents and patent applications directed to various innovations related to packaging machines, stock material, packaging processes, and packaging products, as well as more than 140 U.S. and foreign trademark registrations and trademark applications that protect our branding of our packaging products, services, and equipment. We continue to innovate and advance that competitive advantage. We have filed an average of approximately 25 U.S. and foreign patent applications per year over the past 10 years. We are also vigilant in protecting our intellectual property, by monitoring competitor activity, providing notice to potential infringers, and bringing litigation whenever and wherever necessary and appropriate.
Environmental Matters
We are subject to a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture and assembly of our products, the discharge or pollutants into the air, soil and water and the use, handling, transportation, storage and disposals of hazardous materials. We are required to hold various permits to conduct our operations. Compliance with, or liability under, these laws, regulations and permits can require us to incur significant costs.

Legal Proceedings
From time to time, we have and may again become party to intellectual property litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Historically, one category of legal proceeding to which we have been a party has involved claims of patent or other intellectual property infringement. While we are judicious in initiating litigation to those circumstances justified by legal and business considerations, we have initiated and will continue to initiate affirmative action to protect our intellectual property. This litigation includes defending counterclaims brought by the counterparty against whom we have initiated a claim of infringement as part of their infringement-defense strategy.
Available Information
We maintain a website at www.ranpak.com. We will make available, free of charge, on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available at the SEC’s website, www.sec.gov. Apart from SEC filings, we also use our website to publish information which may be important to investors, such as presentations to analysts.

ITEM 1A.     Risk Factors
Risks Related to Our Business
We may be unable to secure a sufficient supply of paper to meet our production requirements given the limited number of suppliers that produce paper suitable for our products.
A limited number of paper mills produce paper that is suitable for use in our products in the markets in which we operate, and if they fail, experience interruptions in service, or are otherwise unable or unwilling to fill our purchase orders, we may not be able to produce enough of our paper consumables to meet our own production requirements. In addition, there are several grades or types of paper that we use in our products that we obtain from a single source due to the specificity of our requirements and limitations in the available paper products in a given market. For example, in 2019 we purchased approximately 60% of our raw paper requirements in North America from a single supplier, WestRock Company (“WestRock”). Increasing consolidation among our suppliers or the paper supply market more broadly may increase our reliance on existing suppliers or impact our ability to obtain alternative suppliers, if necessary.
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
Our business is exposed to risks associated with our reliance on third party suppliers to provide both the components used in our protective packaging systems as well as certain fully-assembled protective packaging systems.
These risks include, but are not limited to:

•	the risk that our supplier agreements will be terminated, or that we will not be able to renew our agreements on favorable economic terms, and as a result our cost of goods will increase;

•
the risk that our suppliers, including those in China that supply a majority of the components and systems provided to our end-users, will experience operational delays or disruptions, including as a result of the ongoing coronavirus outbreak, that will affect our ability to produce protective packaging systems or provide them to our distributors and end-users;

•	the risk that our suppliers will fail, or will no longer be able to provide the components which we use to produce our protective packaging systems;

•	the risk that our suppliers will not be able to meet an increase in demand for the components which we use to produce our protective packaging systems;

•	the risk that our suppliers’ costs will increase, and that they will increase the prices of components or fully-assembled protective packaging systems;

•	the risk that suppliers of fully-assembled protective packaging systems will increase their prices or will no longer be able to provide us with protective packaging systems; and

•
the risk that our suppliers in China will be subject to increased trade barriers as a result of U.S.-Chinese trade measures, and such trade barriers will increase the costs of these components and systems or negatively impact our ability to purchase these components and systems.

For example, since the outbreak of a novel strain of coronavirus in China in December 2019, we have experienced delays in the supply of certain components used in the assembly of certain of our protective packaging systems. Should these delays continue or should our supply of such components be interrupted, our business and results of operations may be adversely affected.
In addition, some of our third party suppliers for components and fully-assembled systems, including certain suppliers impacted by the ongoing coronavirus outbreak, represent our only source for such products. If we are unable to continue to purchase such components and systems from such suppliers, we may face additional costs or delays, or be unable to obtain similar components and systems. These and other factors may have a material adverse effect on our business, results of operation or financial condition.
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
From time to time, and especially in periods of rising paper costs, we increase the prices of our products. Significant price increases, particularly if not taken by competitors in respect of similar products, could result in lower net sales. For instance, interruptions in paper supply may lead us to increase the price of our paper consumables while plastic-based packaging competitors would not similarly increase the price of their products, which may result in a reduction in our market share and net sales. Such loss of end-users or lower net sales may materially adversely affect our business, results of operations and financial condition.
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
Many of the sectors in which many of our end-users operate, such as the e-commerce, automotive after-market, IT/electronics, machinery and home goods markets, have been consolidating in recent years, and this trend may continue. Because our business relies on integrating our protective packaging systems into end-users’ existing operations and generating revenue through the sale of our paper consumables, increased consolidation may have an adverse impact on our or our distributors’ ability to attract additional end-users or retain existing end-users, or on the pricing of our products and services, which could in turn adversely affect our business, financial condition or results of operations.
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

In particular, a number of our e-commerce end-users that currently use our paper consumables for void-fill, cushioning or wrapping, including our largest single end-user which accounted for approximately 10.0% of our net sales for the year ended December 31, 2019, have established internal goals or initiatives relating to reducing the quantity of consumables that they utilize in their product packaging as part of environmental responsibility initiatives. If these end-users achieve their goals or if additional end-users pursue similar initiatives, they may require a reduced quantity of our paper consumables for protective packaging of their products. The loss of any e- commerce end-users, or a reduction in their purchasing levels, could have a material adverse effect on our business, financial condition or results of operations.
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
Any such expansion would be subject to additional uncertainties. For example, we could encounter difficulties in attracting new end-users due to lower levels of familiarity with our brand among potential distributor partners and end-users in markets we do not currently serve. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies or new product types, and our ability to generate net sales from our current products and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow net sales or recover any associated development costs, our business, financial condition or results of operations could be adversely affected.

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
We maintain production facilities in three countries and territories, and our products are distributed to approximately 50 countries and territories around the world. A substantial portion of our operations are located outside of the United States and 54.8% of our 2019 sales were generated outside of the United States. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. and European operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact our cash flows or operations in those areas. Risks inherent in our international operations include:

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

•
political, social, legal and economic instability, civil unrest, war, catastrophic events, acts of terrorism, and widespread outbreaks of infectious diseases. including the ongoing novel coronavirus (COVID-19) outbreak; and

•	compliance with data protection and privacy regulations in many of the countries in which we operate, including the
General Data Protection Regulation (“GDPR”) in the EU which has been in effect since May 2018. Under this regulation, our collection, processing storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches.
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
If significant tariffs or other restrictions are placed on the import of Chinese goods or if China places significant tariffs or other restrictions on the import of U.S. goods, our business, financial condition or results of operations may be materially adversely affected. For example, in September 2018, the U.S. government assessed a 10% tariff on thousands of categories of goods, including parts that we import from China to our domestic facilities to assemble our protective systems. Additionally, the U.S. government continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. If additional duties are imposed or increasingly retaliatory trade measures taken by either the United States or China, we could need to materially increase our capital expenditures relating to the assembly of our protective systems, which could require us to raise our prices and result in the loss of end-users and harm our operating performance. Alternatively, we may seek alternative supply sources outside of China which may result in significant costs and disruption to our operations. In any such event, our business could be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, or the imposition of additional tariffs, any of which could cause us to raise prices or make changes to our operations, and could materially harm our business, financial condition or results of operations.
A major loss of or disruption in our assembly and distribution operations could adversely affect our business, financial condition or results of operations.
A disruption in operations at one or more of our assembly and distribution facilities, or those of our suppliers, could have a material adverse effect on our business or operations. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, outbreaks of infectious diseases, including the ongoing novel coronavirus (COVID-19) outbreak, strikes or other labor unrest, transportation interruption, government regulation, contractual disputes, political unrest or terrorism. For example, we operate in leased facilities in Reno, Nevada, Raleigh, North Carolina, Kansas City, Missouri, and Nyrany, Czech Republic. If we are unable to renew leases at existing facilities on favorable terms or to relocate our operations to nearby facilities in an orderly fashion upon the expiration of those leases, we could suffer interruptions in our production and significant increases in costs.
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
Approximately 54.8% of our net sales in 2019 were generated outside the United States. We translate net sales and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to U.S. dollars. During periods of a strengthening U.S. dollar, we reported international net sales and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of ours goods versus those of our competitors.
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
Disruptions or failures in the physical infrastructure or operating systems that support our businesses and end- users, or cyber-attacks or security breaches of our networks or systems, could result in the loss of end-users and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition or results of operations. While we attempt to mitigate these risks, our systems, networks, products, solutions and services remain potentially vulnerable to advanced and persistent threats.
We also maintain and have access to sensitive, confidential or personal data or information in certain of our businesses that are subject to privacy and security laws, regulations and end-user controls. Despite our efforts to protect such sensitive, confidential or personal data or information, our facilities and systems and those of our end- users and third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our business, financial condition or results of operations.
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
If we fail to maintain our relationships with our distributors, or if our distributors do not meet the sales, marketing and service expectations of our end-users, our business, financial condition or results of operations could be materially adversely affected.
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

Many jurisdictions require us to have operating permits for our assembly and warehouse facilities and operations. Any failure to obtain, maintain or comply with the terms of these permits could result in fines or penalties, revocation or non-renewal of our permits, or orders to temporarily or permanently cease certain operations, and may have a material adverse effect on our business, financial condition or results of operations.

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
We have deferred tax assets including state and foreign net operating loss carryforwards, accruals not yet deductible for tax purposes, employee benefit items, interest expense carryforwards, and other items. We have established valuation allowances to reduce the deferred tax assets to an amount that is more likely than not to be realized. Our ability to utilize the deferred tax assets depends in part upon our ability to generate future taxable income, including the scheduled reversal of deferred tax liabilities that have been generated as a result of the transaction, within each respective jurisdiction during the periods in which these temporary differences reverse or our ability to carryback any losses created by the deduction of these temporary differences. We expect to realize the assets over an extended period. If we are unable to generate sufficient future taxable income in the U.S. and/or certain foreign jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. Our effective tax rate would increase if we were required to increase our valuation allowances against our deferred tax assets. In addition, changes in statutory tax rates or other legislation or regulation may change our deferred tax assets or liability balances, with either favorable or unfavorable impacts on our effective tax rate.
We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, consolidated financial condition or results of operations.
We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and corporate and financing structure. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. Additional changes in tax laws could increase our overall taxes and our business, consolidated financial condition or results of operations could be adversely effected in a material way. In addition, the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.
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
We are subject to income and other taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.
We may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.
We record a significant amount of goodwill and other identifiable intangible assets, including end user relationships, trademarks and developed technologies. We test goodwill and intangible assets with indefinite useful lives for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Amortizable intangible assets are periodically reviewed for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment may result from, among other things, (i) a decrease in our expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or business climates; (vi) heightened competition; (vii) strategic decisions made in response to economic or competitive conditions; or (viii) a more- likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event that we determine that events or circumstances exist that indicate that the carrying value of goodwill or identifiable intangible assets may no longer be recoverable, we might have to recognize a non-cash impairment of goodwill or other identifiable intangible assets, which could have a material adverse effect on our consolidated financial condition or results of operations.
We may be required to take write-downs or write-offs, restructuring and impairment or other charges in connection with the business combination that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
Although we conducted due diligence on Rack Holdings before we acquired it, we cannot assure you that this diligence revealed all material issues that may be present in Rack Holdings’ business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our and Rack Holdings’ control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be noncash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.
We are dependent upon certain key personnel.
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
Our debt financing may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
We are a borrower under senior secured credit facilities provided by Goldman Sachs Merchant Banking Division consisting of a $270.9 million dollar-denominated first lien term facility, a €139.7 million euro-denominated first lien term facility and a $45.0 million revolving facility. Our senior secured credit facilities, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities which may adversely affect our ability to finance capital expenditures, acquisitions, debt service requirements or to engage in new business activities or otherwise adversely affect our ability to execute our business strategy compared to our competitors who have less debt. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, such agreements restrict our ability to, among other things:

•	incur additional indebtedness, issue disqualified stock and make guarantees;

•	incur liens on assets;

•	engage in mergers or consolidations or fundamental changes;

•	sell assets;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans and advances, including acquisitions;

•	amend organizational documents;

•	enter into certain agreements that would restrict the ability to incur liens on assets;

•	repay certain junior indebtedness;

•	enter into sale leasebacks;

•	engage in transactions with affiliates; and

•	in the case of the direct parent holding company of the US Borrower, engage in activities other than passively holding the equity interests in the US Borrower.
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
Our level of outstanding indebtedness could adversely affect our financial condition and ability to fulfill our obligations.
We have outstanding debt, and the outstanding indebtedness may:

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
We are an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could remain an emerging growth company for up to five years from the date of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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

Our management was unable to make a full assessment regarding internal control over financial reporting for the year ended December 31, 2019, and our disclosure controls and procedures were not effective at December 31, 2019.

The Company completed the Ranpak Business Combination on June 3, 2019.  Prior to the Ranpak Business Combination, the Company was a publicly-traded, blank check company and the Ranpak business was part of a private, Delaware limited partnership.  As a result, the design of public company internal controls over financial reporting for the Company post-Ranpak Business Combination has required and will continue to require significant time and resources from our management and other personnel. Therefore, management was unable, without deploying an unreasonable level of resources, to conduct an assessment of the Company’s internal control over financial reporting as of December 31, 2019.  Therefore, the Company is excluding from this Annual Report on Form 10-K management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Regulation S-K Compliance and Disclosure Interpretations.

Despite the fact that our management was unable to make a full assessment regarding internal control over financial reporting, in the course of preparing our financial statements as of and for the year ended December 31, 2019, we identified certain deficiencies in internal control over financial reporting that we believe to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Based on the determination that a material weakness in our internal control over financial reporting existed as a result of an insufficient number of trained professionals with an appropriate level of public-company accounting knowledge, training and experience, our management concluded that our disclosure controls and procedures were ineffective. Management has developed a plan to remedy this material weakness, but there can be no guarantee that it will be executed in the time anticipated by management. Moreover, there can be no guarantee that such material weakness, so long as it prevails, does not lead to errors in our financial statements.

In addition, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. There can be no guarantee that, once such requirement applies to us, the independent registered public accounting firm attestation requirement will not result in the identification of additional deficiencies or material weaknesses with respect to Ranpak’s internal control over financial reporting. Any such deficiencies or material weaknesses could lead to errors in our financial statements and will also require us to expend time and resources in executing a remediation.
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
Sales of a substantial number of shares of common stock in the public market could occur at any time, either pursuant to the Registration Statement on Form S-3 filed on June 13, 2019, as amended, or otherwise. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2019, JS Capital holds approximately 41.3% of our total outstanding shares, which does not take into account any warrants outstanding that may be exercised. Pursuant to the terms of the forward purchase agreements entered into at the time of the IPO and the reallocation agreement, the founder shares may not be transferred until the earlier to occur of (i) one year after the closing or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing, the common stock into which the founder shares convert will be released from these transfer restrictions. Additional sales of our common stock into the market may cause the market price of our common to drop significantly.
Certain of our stockholders, including JS Capital, own a significant portion of the outstanding voting stock of the Company.
As of December 31, 2019, JS Capital owns approximately 41.3% of our outstanding common stock, which does not take into account any warrants outstanding that may be exercised. As long as JS Capital owns or controls a significant percentage of outstanding voting power, JS Capital will have the ability to strongly influence all corporate actions requiring shareholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The interests of JS Capital may not align with the interests of our other shareholders. JS Capital is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. JS Capital may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our, Class A common stock and warrants are listed on the NYSE. We cannot guarantee that our securities will remain listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A common stock purchasable upon exercise of a warrant.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our public shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the anchor investors, the BSOF entities or their respective permitted transferees.
Warrants, including those issued in connection with the business combination, will become exercisable for our common stock, which may have an adverse effect on the market price of our Class A common stock, would increase the number of shares eligible for future resale in the public market, and result in dilution to our shareholders.
We issued warrants to purchase 15,000,000 of our Class A common stock as part of the units sold in the IPO and, simultaneously with the closing of the IPO, we issued in the private placement an aggregate of 8,000,000 private placement warrants, approximately 570,700 of which are still outstanding, each exercisable to purchase one share of Class A common stock or Class C common stock, as applicable, at $11.50 per share. We also issued 5,000,000 forward purchase warrants concurrently with the closing of the sale of the forward purchase shares. Such warrants, when exercised, will increase the number of issued and outstanding Class A common stock and reduce the value of the Class A common stock.

To the extent our outstanding warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock. In addition, such dilution could, among other things, limit the ability of our current shareholders to influence our management through the election of directors.
The price for our securities may be volatile.
The price of our securities can vary due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. During 2019, our Class A common shares traded between $9.94 and $4.58 per share. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. In an active market for our securities, the trading price of our securities following the business combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities following the business combination may include:

•	actual or anticipated fluctuations in our annual or quarterly financial results or the annual or quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning the Company or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of common stock available for public sale;

•	any major change in our board of directors or management;

•	sales of substantial amounts of common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price for our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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

ITEM 1B.     Unresolved Staff Comments
None.

ITEM 2.     Properties
Our global headquarters are in Concord Township, Ohio. Our wholly owned subsidiary, Ranpak B.V., maintains our European headquarters in Heerlen, The Netherlands.
We have facilities for the assembly of our systems in Concord Township, Ohio; Heerlen, The Netherlands; and Nyrany, Czech Republic. We convert our paper consumables in Concord Township, Ohio; Kansas City, Missouri; Raleigh, North Carolina; Reno, Nevada; Heerlen, The Netherlands; and Nyrany, Czech Republic. We also maintain sales offices in Shanghai, China; Dijon, France; Paris, France; Tokyo, Japan; and Singapore.
The geographic dispersion of these manufacturing facilities gives us the flexibility to make our products available to our distributors and direct end-use customers at a location that is closer to their own facilities.

ITEM 3.     Legal Proceedings
None.

ITEM 4.     Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Shares and warrants are listed on The New York Stock Exchange under the symbols “PACK” and “PACK.WS,” respectively. Prior to the consummation of the Ranpak Business Combination on June 3, 2019, our units, Class A Shares and warrants were listed on the New York Stock Exchange under the symbols "OMAD.U," "OMAD" and "OMAD.WS," respectively. The units commenced public trading on January 18, 2018 and the Class A Shares and warrants commenced public trading separately on February 21, 2018. Upon consummation of the Ranpak Business Combination, our units automatically separated into their component securities and, as a result, no longer trade as a separate security. These units were delisted from The New York Stock Exchange.
Holders
As of February 29, 2020, there were 22 holders of record of our Class A Common Shares, 2 holders of our Class C Common Shares and 20 holders of record of our public warrants. The actual number of holders is greater than the number of record holders and includes holders who are beneficial owners but whose shares or warrants are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares or warrants may be held in trust by other entities.
 Dividends
We have not paid any cash dividends on our common shares to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements and general financial condition. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Our ability to declare dividends is limited by restrictive covenants contained within our Facilities as defined in the Notes to consolidated financial statements, Note 10, "Long-Term Debt".
Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The graph below compares the cumulative total return of our common stock from June 3, 2019 through December 31, 2019, with the comparable cumulative return of two indices, the Russell 2000 Index and the Dow Jones U.S. Containers and Packaging Index.

The graph plots the growth in value of a $100.00 initial investment in our common and in each of the indexes over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
None.

ITEM 6.    Selected Historical Financial Data

On June 3, 2019, we consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, Inc. (“Rack Holdings”) pursuant to a stock purchase agreement. The Company (then One Madison Corporation) was deemed to be the accounting acquirer in the Ranpak Business Combination, as a result of which the Company allocated its purchase price to Rack Holdings' assets and liabilities at fair value, which created a new basis of accounting. Until the consummation of the Ranpak Business Combination, Rack Holdings operated as a separate business holding all of the historical assets and liabilities related to our business. Except as otherwise provided herein, our financial statement presentation includes (1) the results of Rack Holdings and its subsidiaries as our accounting predecessor for periods prior to the completion of the Ranpak Business Combination, and (2) the consolidated results of Rack Holdings and its subsidiaries and One Madison Corporation for periods after the completion of the Ranpak Business Combination. In the table below for our fiscal year ended December 31, 2019, the full year information presented is the result of combining the predecessor Rack Holdings for the period January 1, 2019 through June 2, 2019 and the successor businesses from June 3, 2019 through December 31, 2019.

Information in the table below is not necessarily indicative of results of future operations. To understand the factors that may affect comparability, the financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

	As of and for the years ended December 31,
(in millions, except per share amounts)	2019	2018	2017	2016
Statement of Operations Data:
Net sales	$269.5	$267.9	$244.1	$224.7
Gross profit	$110.9	$114.6	$112.4	$104.4
Gross margin %	41.2%	42.8%	46.0%	46.5%
Depreciation and amortization	$58.4	$64.5	$61.1	$59.1
Transaction costs	$7.7	$3.3	$0.4	$0.3
Operating income	$2.2	$11.0	$31.2	16.7
Net (loss) income	$(36.2)	$(8.6)	$27.7	$(10.8)
Weighted average shares outstanding		995	995	1,000
Weighted average number of Class A and C common stock outstanding, basic and diluted	55,392,201
Net income (loss) per share - basic and diluted
Net income (loss) per share		$(8,697.61)	$27,801.00	$(10,762.00)
Two-class method:
Net loss per common stock. Class A and C - basic and diluted	$(0.31)

Statement of Cash Flows Data:
Net cash provided by operating activities	$9.6	$42.0	$46.2	$37.2
Capital expenditures - converter equipment (1)	$(26.4)	$(21.8)	$(22.8)	$(22.8)
Net cash used in investing activities	$(657.1)	$(25.3)	$(29.1)	$(25.5)
Net cash provided by (used in) financing activities	$665.4	$(7.7)	$(14.2)	$(12.5)
Cash interest paid (1)	$28.3	$29.0	$26.8	$31.3
Cash taxes paid (1)	$8.3	$7.6	$8.3	$9.8

Balance Sheet Data:
Current assets	$71.4	$68.3	$56.4	$38.4
Converter equipment, net	$93.0	$51.2	$52.1	$34.3
Total assets	$1,104.4	$792.7	$833.3	$813.2
Current liabilities	$31.9	$27.8	$29.1	$22.1
Total liabilities	$572.6	$596.3	$621.1	$648.6
Debt	$428.2	$506.5	$511.5	$496.9
Cash	$19.7	$17.5	$8.6	$5.3
Net debt	$408.5	$489.0	$502.9	$491.6
Total shareholders’ equity	$531.8	$196.4	$212.3	$164.6

(1) For 2019, totals include the Predecessor and Successor periods

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this MD&A should be read together with our Consolidated Financial Statements and related notes set forth in Part II, Item 8, as well as the discussion included in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. All amounts and percentages are approximate due to rounding and all dollars are in millions, except packaging systems, share and per share amounts.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

For purposes of this section, “Ranpak”, “the Company”, “we”, or “our” refer to (i) Rack Holdings and its subsidiaries (the “Predecessor”) for the period from January 1, 2019 through June 2, 2019 and for the years ended December 31, 2018 and 2017 (each referred to herein as a “Predecessor Period”) prior to the consummation of the Ranpak Business Combination and (ii) Ranpak Holdings Corp. and its subsidiaries (the “Successor“) for the period from June 3, 2019 through December 31, 2019 (the “Successor Period”) after the consummation of the Ranpak Business Combination, unless the context otherwise requires. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-commerce and industrial supply chains. Since its inception in 1972, Ranpak has delivered high quality protective packaging solutions, while maintaining its commitment to environmental sustainability. Ranpak assembles its protective packaging systems and provides the systems and paper consumables to customers, which include direct end-users and its network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials. Ranpak operates manufacturing facilities in Concord Township, Ohio; Kansas City, Missouri; Raleigh, North Carolina; and Reno, Nevada in the United States, in Heerlen, the Netherlands and Nyrany, Czech Republic. Ranpak also maintains sales and administrative offices in Dijon, France; Paris, France; Shanghai, China; Tokyo, Japan; and Singapore. Ranpak is a global business that generated approximately 54.8% of its net sales for the fiscal year 2019 outside of the United States.

As of December 31, 2019, Ranpak had an installed base of over 104,600 protective packaging systems serving a diverse set of distributors and end-users. Ranpak generated net sales of $106.4 million in the Predecessor Period, $163.1 million in the Successor Period, $269.5 million in the combined year ended December 31, 2019 and $267.9 million and $244.1 million, for the years ended December 31, 2018 and 2017, respectively.

The Ranpak Business Combination

On June 3, 2019, we consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, Inc. (“Rack Holdings”) pursuant to a stock purchase agreement for consideration of $794.9 million, which reflects a post-closing adjustment of $0.7 million for net working capital and additional consideration, and €140.0 million ($160.8 million) in cash, (A) $341.5 million and €140.0 million of which, respectively, was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the stock purchase agreement and (B) the remainder of which was paid to Rack Holdings L.P. ("Seller").

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

The Ranpak Business Combination was financed, in part, with debt of approximately $534.6 million, which became Ranpak’s direct obligation upon the consummation of the Ranpak Business Combination. Upon the consummation of the Ranpak Business Combination on June 3, 2019, Rack Holdings' then-existing debt, which amounted to approximately $487.6 million as of such date, was repaid in full. In December 2019, the Company closed a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility.

Following the Ranpak Business Combination, we have hired, and expect to hire additional staff and implement procedures and processes to address regulatory and other customary requirements applicable to operating public companies. We have incurred additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. We estimated that these incremental costs on an annual basis amounted to $2.0 million or more per year, resulting in higher operating expenses in future periods. The closing of the Ranpak Business Combination also resulted in the elimination of certain non-recurring expenses incurred prior to the Ranpak Business Combination, which amounted to $35.4 million for the year ended December 31, 2019.

Factors Affecting the Comparability of Ranpak’s Results of Operations
The following factors have affected the comparability of Ranpak’s results of operations between the periods presented in this Annual Report on Form 10-K and may affect the comparability of its results of operations in future periods.
Effect of Currency Fluctuations.    As a result of the geographic diversity of Ranpak’s operations, it is exposed to the effects of currency translation. Currency transaction exposure results when Ranpak generates net sales in one currency at one time and incurs expenses in another currency at another time, or when it realizes gain or loss on intercompany transfers. While Ranpak seeks to limit its currency transaction exposure by matching the currencies in which it incurs sales and expenses, it may not always be able to do so.

In addition, Ranpak is subject to currency translation exposure because the operations of its subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in Ranpak’s income statement. In turn, subsidiary income statement balances that are denominated in currencies other than the U.S. dollar are translated into U.S. dollars, Ranpak’s functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the U.S. dollar are translated into U.S. dollars in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

Ranpak does not currently hedge its foreign currency transaction or translation exposure. As a result, significant currency fluctuations could impact the comparability of its results between periods, while such fluctuations coupled with material mismatches in net sales and expenses could also adversely impact its cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”
Acquisitions.  On February 28, 2017, Ranpak acquired e3neo for total consideration of $3.3 million, including contingent consideration of $1.1 million which was paid in full in 2018, plus an earn-out opportunity, which remains pending, whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million and (ii) 48% of the trailing twelve (12) month EBITDA of e3neo calculated as of December 31, 2020. The earn-out payment was not earned and in March 2020, the Company entered into an arrangement with the former majority owner of e3neo to provide, among other things, for a payment to the earn-out counterparties in the amount of approximately $1.6 million of which $1.4 million was accrued at December 31, 2019 with the remainder, $0.2 million, anticipated to be expensed during 2020. See Note 8, "Acquisitions" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. While recent acquisitions, such as e3neo, have been relatively small, any significant future business acquisitions may impact the comparability of Ranpak’s results in future periods with those for prior periods.
 Seasonality.   Ranpak estimates that approximately one-third of its net sales, either directly or to distributors, are destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Ranpak’s results tend to follow similar patterns, with the highest net sales typically recorded in its fourth fiscal quarter and the slowest sales in its first fiscal quarter of each fiscal year. Ranpak expects this seasonality to continue in the future, as a result of which its results of operations between fiscal quarters in a given year may not be directly comparable.
 Ranpak’s Key Performance Indicators and Other Factors Affecting its Performance
Ranpak uses the following key performance indicators and assesses the following other factors to analyze its business performance, determine financial forecasts, and help develop long-term strategic plans:
Protective Packaging Systems Base.    Ranpak closely tracks the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Ranpak’s installed base of protective packaging systems also drives its capital expenditure budgets. Ranpak's installed base of protective packaging systems was approximately 104.6 thousand units as of December 31, 2019 an increase of 7.1 thousand units, or 7.3% from 97.5 thousand units as of December 31, 2018, which in turn was an increase of 7.0 thousand units, or 7.7% from approximately 90.5 thousand units as of December 31, 2017.
The following table presents Ranpak’s installed base of protective packaging systems:

(in thousands)	As of December 31,			2019 vs. 2018		2018 vs. 2017
Protective Packaging Systems	2019	2018	2017	Change	% Change	Change	% Change
Cushioning machines	32.3	31.4	30.0	0.9	2.9%	1.4	4.8%
Void-fill machines	60.6	57.2	52.9	3.4	5.9%	4.3	8.2%
Wrapping machines	11.7	8.9	7.6	2.8	32.0%	1.3	16.7%
Total	104.6	97.5	90.5	7.1	7.3%	7.0	7.7%
Paper Costs.    Paper is a key component of Ranpak’s cost of sales and paper costs can fluctuate significantly between periods. Ranpak purchases both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables it sells. The cost of paper supplies is Ranpak’s largest input cost, and it negotiates supply and pricing arrangements with most of its paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices Ranpak negotiates with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of Ranpak’s control, including supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for Ranpak’s solutions is competitive and it may be difficult for Ranpak to pass on increases in paper prices to its customers immediately, or at all, which has in the past and could in the future adversely affected its operating results.

Basis of Presentation
Net Sales.    Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.

The Company sells its paper products to end users primarily through an established distributor network and direct sales to select end users. The Company’s protective packaging solutions fall into four broad categories: Void-Fill, Cushioning, Wrapping, and End-of-Line Automation. The Void-Fill protective systems convert paper to fill empty spaces in secondary packages and protect objects. The Cushioning protective systems convert paper into cushioning pads. The Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items as well as to line boxes and provide separation when shipping multiple objects. The End-of-Line Automation solutions include capital equipment which can size, pad, fill, flap, lid, tape and/or label the product in an integrated fashion with the speed and flow of the customer’s packaging line.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid.
Ranpak also charges most customers a quarterly/annual fee for the use of its protective packaging systems on a per-unit basis, which is generally billed in advance, recorded as deferred net sales upon billing and subsequently recorded as net sales on a straight-line basis when earned over the period. Net sales also include sales of Ranpak Automation's highly automated box sizing system to certain higher volume customers. See Note 4, "Revenue Recognition, Contracts with Customers" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Cost of Sales.    Cost of sales consists primarily of raw materials, mainly paper, depreciation of protective packaging systems and salaries, wages, benefits and bonuses for employees and contractors engaged in the conversion and production of paper. For Ranpak Automation cost of sales consists of equipment components and related labor to assemble the end-of-line solutions. Costs related to systems maintenance billed to customers are recorded as cost of sales when the related net sales is recognized.
Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of salaries, benefits, and bonuses for sales and marketing, executive, finance and accounting, human resources and administrative employees, third-party legal, accounting and other professional services, insurance (including auto, workers’ compensation and general liability), corporate travel and entertainment and facilities rent and utilities.
Transaction Costs.    Transaction costs consist primarily of one-time professional fees and costs related to acquiring a business.
Depreciation and Amortization.    Depreciation and amortization is comprised primarily of amortization of customer and distributor relationships, which have a weighted average useful life of 10 years, and to a lesser extent building and leasehold improvements. Ranpak’s intangible customer and distributor relationship assets are amortized on a straight-line basis over the useful life of the asset. All of these assets reflect the valuations ascribed to them through fair value accounting in conjunction with the Ranpak’s Business Combination.
Other Operating Expense (Income), Net.    Other operating expense (income), net, includes losses on the return of equipment, mainly protective packaging systems, by customers, research and development expenses and, particularly in 2017, litigation-related settlements. Returned systems are typically refurbished or disposed for salvage value.
Interest expense.    Interest expense includes mainly the interest incurred and accrued on Ranpak’s outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees.
Foreign currency loss (gain).    Foreign currency loss (gain) consists mainly of foreign currency re-measurement, mainly consisting of conversion gains and losses on Ranpak’s Euro-denominated term facility, and, to a lesser extent, transaction losses and gains. See “— Factors Affecting the Comparability of Ranpak’s Results of Operations — Effect of Currency Fluctuations” above.
Income tax expense (benefit).    Income tax expense (benefit) consists mainly of taxes payable to national, state and local authorities. Ranpak follows the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ranpak evaluates for uncertain tax positions at each balance sheet date.

Predecessor and Successor Reporting—On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, pursuant to the Stock Purchase Agreement, and now owns 100% of Rack Holdings Inc. and its wholly owned subsidiaries. The Ranpak Business Combination is accounted for under the scope of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) as One Madison was deemed to be the accounting acquirer while Rack Holdings was deemed the "Predecessor". Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (See Note 8, "Acquisitions to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

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

Emerging Growth Company—Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is not an emerging growth company or that is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Results of Operations
The following table sets forth Ranpak’s results of operations for the year ended December 31, 2019 on a Predecessor/Successor, combined basis and for the year ended, December 31, 2018 with line items presented in millions of dollars.
The Ranpak Business Combination is accounted for under the scope of Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805") as One Madison Corporation was deemed to be the accounting acquirer while Rack Holdings was deemed the "Predecessor". Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (see Note 8, "Acquisitions" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
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
Due to the Predecessor and Successor periods, for the convenience of readers, we have also presented data for the year ended December 31, 2019 on a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor Periods without further adjustment) in order to present a more meaningful comparison against the corresponding year ended December 31, 2018.
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We have, however, also disclosed below Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and adjusted EBITDA, which are non-GAAP financial measures. We have included EBITDA and adjusted EBITDA because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that EBITDA and adjusted EBITDA provide useful information to investors and others in understanding and evaluating the Company's operating results in the same manner as our management and board of directors.
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
EBITDA: EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; and depreciation and amortization.

Adjusted EBITDA: Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; depreciation and amortization; stock-based compensation expense; expenses related to the Ranpak Business Combination and, in certain periods, certain other income and expense items.
We also believe that adjusting these non-GAAP measures for comparability between the Predecessor, Successor and Pro Forma periods is useful to the user of our financial statements.

In addition, in our discussion below, we include certain unaudited, non-GAAP pro forma data for the year ended December 31, 2019. This data is based on our historical financial statements included elsewhere in this Annual Report on Form 10-K, adjusted (where applicable) to remove the effect of costs incurred to consummate the Ranpak Business Combination, other one-time costs incurred due to the Company entering into the Ranpak Business Combination and for purchase accounting adjustments related to the Ranpak Business Combination as well as to reflect a constant currency presentation between periods for the convenience of readers.  We refer to these data as pro forma data in our discussion. However, such pro forma data have not been prepared in accordance with Article 11 of Regulation S-X. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the year ended December 31, 2019.
Comparison of Successor Period (June 3, 2019 to December 31, 2019), 2019 Predecessor Period (January 1, 2019 to June 2, 2019), and Year Ended December 31, 2018

	Successor		Predecessor
	June 3, through December 31,		January 1, through June 2,		Year Ended December 31,

	2019 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)	% Net sales
Net sales	163.1		106.4		267.9
Cost of sales	97.4	59.7	61.2	57.5	153.3	57.2
Gross Profit	65.7	40.3	45.2	42.5	114.6	42.8
Selling, general and administrative	37.7	23.1	23.8	22.4	53.2	19.8
Transaction costs	0.3	0.2	7.4	7.0	3.3	1.2
Depreciation and amortization	17.2	10.5	17.7	16.7	43.2	16.1
Other operating expense, net	2.4	1.5	2.2	2.0	3.9	1.5
Income from operations	8.1	5.0	(5.9)	(5.6)	11.0	4.1
Interest expense	27.3	16.7	20.2	19.0	30.9	11.6
Foreign currency (gain) loss	0.7	0.4	(2.2)	(2.0)	(4.2)	(1.6)
Loss before income taxes	(19.9)	(12.2)	(23.9)	(22.5)	(15.7)	(5.9)
Income tax benefit	(2.7)	(1.7)	(4.9)	(4.6)	(7.1)	(2.6)
Net loss	(17.2)	(10.5)	(19.0)	(17.9)	(8.6)	(3.2)
Non-GAAP:
EBITDA	39.2		22.9		79.7
Adjusted EBITDA					84.6
The following table and the discussion that follows compares Ranpak’s net sales by geographic region and by product line for the years ended December 31, 2019 and 2018, on a GAAP basis and on a non GAAP, pro forma basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the year ended December 31, 2019.
:

	Successor		Predecessor				Pro Forma
	June 3, through December 31,		January 1, through June 2,		Year Ended December 31,		Year Ended December 31,		Change to December 31,

	2019 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)	% Net sales	2019 ($)	% Net sales	2018 ($)	2018 (%)
North America	81.8	50.2%	50.1	47.1%	131.4	49.0%	132.4	47.7%	1.0	0.8%
Europe/Asia	81.3	49.8%	56.3	52.9%	136.5	51.0%	145.0	52.3%	8.5	6.2%
Total	163.1	100.0%	106.4	100.0%	267.9	100.0%	277.4	100.0%	9.5	3.6%

Cushioning machines	72.3	44.3%	50.8	43.6%	119.9	45.0%	125.4	45.2%	5.5	4.6%
Void-Fill machines	69.1	42.4%	43.3	40.1%	118.2	44.0%	113.5	40.9%	(4.7)	(4.0)%
Wrapping machines	17.6	10.8%	9.1	8.3%	19.4	7.0%	26.9	9.7%	7.5	39.1%
Other	4.1	2.5%	3.2	8.0%	10.4	4.0%	11.6	4.2%	1.2	11.3%
Total	163.1	100.0%	106.4	100.0%	267.9	100.0%	277.4	100.0%	9.5	3.6%
Net sales
Net sales totaled $163.1 million for the Successor Period, $106.4 million in the 2019 Predecessor Period, and $267.9 million for the year ended December 31, 2018. Net sales for the combined year ended December 31, 2019 totaled $269.5 million, an increase of $1.6 million or 0.6% from $267.9 million for the year ended December 31, 2018, which were further negatively impacted by $2.1 million of foreign exchange. The increase in our combined net sales was a result of increases in cushioning and wrapping net sales and user fees, offset by lower void-fill net sales and a $2.8 million fair-value purchase accounting adjustment related to deferred revenue for user fees and packaging systems. The increase in our combined net sales was a result of an increase in the volume of Ranpak’s paper consumable products of 0.9 percentage point ("pp") and an increase in the price of Ranpak’s paper consumable products of 3.7 pp offset slightly by a 0.2 pp decrease in sales of automated box sizing equipment. The increase in Ranpak’s combined net sales reflected growth in wrapping, which increased by $7.3 million, or 37.9%, to $26.7 million from $19.4 million and cushioning, which increased by $3.2 million, or 2.7%, to $123.1 million from $119.9 million offset by a decrease in void-fill volume of $(5.8) million, or (4.9)%, to $112.4 million from $118.2 million and other, which decreased $(3.1) million, or (30.0)%, to $7.3 million from $10.4 million, in each case for the year ended December 31, 2019 compared to the year ended December 31, 2018, on a combined basis. Other net sales includes sales of automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Pro forma net sales were $277.4 million for the year ended December 31, 2019, a $14.5 million, or 5.5% increase from $262.9 million for the year ended December 31, 2018 on a constant currency basis.
Net sales in North America were $81.8 million in the Successor Period, $50.1 million in the 2019 Predecessor Period and $131.4 million for the year ended December 31, 2018. Net sales in North America were $131.9 million for the combined year ended December 31, 2019, an increase of $0.5 million or, 0.5%, from $131.4 million for the year ended December 31, 2018. Pro forma net sales in North America were $132.4 million for the year ended December 31, 2019, an increase of $1.0 million, or 0.8%, from $131.4 million for the year ended December 31, 2018, after removing the effect of the fair value adjustment. The increase was attributable to an increase in wrapping and cushioning, partially offset by a decline in void-fill volumes.
Net sales in Europe/Asia were $81.3 million in the Successor Period, $56.3 million in the 2019 Predecessor Period and $136.5 million for the year ended December 31, 2018. Net sales in Europe/Asia were $137.6 million for the combined year ended December 31, 2019, an increase of $1.1 million or, 0.8%, from $136.5 million for the year ended December 31, 2018. Pro forma net sales in Europe/Asia were $145.0 million for the year ended December 31, 2019, an increase of $13.5 million, or 10.2%, from $131.5 million for the year ended December 31, 2018, after removing the effect of the fair value adjustment and adjusting to a constant currency in both periods, driven primarily by an increase in automation, cushioning and wrapping volumes.

Cost of Sales

Cost of sales was $97.4 million in the Successor Period, $61.2 million in the 2019 Predecessor Period and $153.3 million for the year ended December 31, 2018. Cost of sales for the combined year ended December 31, 2019 was $158.6 million, an increase of $5.3 million, or 3.3%, from $153.3 million for the year ended December 31, 2018 due to a fair value purchase accounting adjustment of $3.2 million related to a step-up in inventory costs, increases in the cost of paper, and an increase in volume. Pro forma cost of sales increased by $8.3 million, or 5.5%, to $158.6 million for the year ended December 31, 2019 from $150.3 million for the year ended December 31, 2018 on a constant currency basis, primarily due to an increase in volume, increases in the cost of paper and additional depreciation expense related to fair value accounting adjustments in the Ranpak Business Combination. As a result, pro forma net sales minus pro forma cost of sales as a percentage of pro forma net sales was 42.8% for the year ended December 31, 2019 and December 31, 2018 on a constant currency basis.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses were $37.7 million in the Successor Period, $23.8 million in the 2019 Predecessor Period and $53.2 million for the year ended December 31, 2018. SG&A expenses for the combined year ended December 31, 2019 were $61.5 million, an increase of $8.3 million, or 15.7%, from $53.2 million for the year ended December 31, 2018 due to the cancellation and write-off of certain insurance policies related to the Predecessor, increased support of growth initiatives, non-cash equity compensation costs and costs associated with being a public company. Pro forma SG&A expenses increased by $1.2 million, or 2.2%, to $55.6 million for the year ended December 31, 2019 from $54.4 million for the year ended December 31, 2018 on a constant currency basis. The increase is due mainly to increased support of growth initiatives and costs associated with being a public company. As a percentage of pro forma net sales, pro forma SG&A decreased to 20.0% in the pro forma year ended December 31, 2019 from 20.7% for the year ended December 31, 2018 on a constant currency basis.

Transaction Costs

We incurred transaction costs related to the Ranpak Business Combination of approximately $0.3 million in the Successor Period, $7.4 million in the 2019 Predecessor Period and $3.3 million for the year ended December 31, 2018.

Depreciation and Amortization

Depreciation and amortization expenses were $17.2 million in the Successor Period, $17.7 million in the 2019 Predecessor Period and $43.2 million for the year ended December 31, 2018. Depreciation and amortization expenses for the combined year ended December 31, 2019 were $34.9 million, a decrease of $(8.3) million or, (19.1)%, from $43.2 million for the year ended December 31, 2018, due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates. Pro forma depreciation and amortization expenses decreased by $(7.9) million, or (18.6)%, to $34.8 million for the year ended December 31, 2019 from $42.7 million for the year ended December 31, 2018 on a constant currency basis. As a percentage of pro forma net sales, pro forma depreciation and amortization decreased to 12.5% for the year ended December 31, 2019 from 16.3% for the year ended December 31, 2018 on a constant currency basis.

Other Operating Expense (Income), Net

Other operating expense (income), net, was $2.4 million in the Successor Period, $2.2 million in the 2019 Predecessor Period and $3.9 million for the year ended December 31, 2018. Other operating expenses (income), net, for the combined year ended December 31, 2019 was $4.6 million, an increase of $0.7 million, or 14.8%, from $3.9 million for the year ended December 31, 2018, mainly reflecting an increase in research and development expense and loss on the sale of equipment from the prior period. Pro forma other operating expense (income), net, increased $1.6 million, or 46.5%, to $5.0 million for the year ended December 31, 2019 from $3.4 million for the year ended December 31, 2018 on a constant currency basis. As a percentage of pro forma net sales, pro forma other operating expenses (income), net, increased to 1.8% on a pro forma basis for the year ended December 31, 2019 from 1.3% for the year ended December 31, 2018 on a constant currency basis.

Interest Expense

Interest expense was $27.3 million in the Successor Period, $20.2 million in the 2019 Predecessor Period and $30.9 million for the year ended December 31, 2018. Interest expense for the combined year ended December 31, 2019 was $47.5 million, an increase of $16.6 million, or 53.3%, from $30.9 million for the year ended December 31, 2018, reflecting the termination of an interest rate hedge in the second half of 2018, increased debt levels, the write-off of deferred financing fees related to debt paid off as part of the Ranpak Business Combination, and higher interest rates, partially offset by payment of debt as a result of the use of proceeds from the secondary offering. Pro forma interest expense increased by $5.0 million, or 16.3%, to $35.9 million for the year ended December 31, 2019 from $30.9 million for the year ended December 31, 2018 on a constant currency basis. As a percentage of pro forma net sales, pro forma interest expense increased to 12.9% for the year ended December 31, 2019 from 11.7% for the year ended December 31, 2018 on a constant currency basis.

Foreign Currency (Gain) Loss

Foreign currency (gain) loss was $0.7 million in the Successor Period, $(2.2) million in the 2019 Predecessor Period and $(4.2) million for the year ended December 31, 2018. Foreign currency (gain) loss for the combined year ended December 31, 2019 was $(1.5) million, an decrease of $(2.7) million, or (64.2)%, from $(4.2) million for the year ended December 31, 2018, reflecting the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor Periods. Pro forma foreign currency gain was $(1.5) million for the year ended December 31, 2019 compared to a $(4.2) million foreign currency gain for the year ended December 31, 2018 on a constant currency basis. As a percentage of pro forma net sales, pro forma foreign currency (gain) loss decreased to (0.5)% for the year ended December 31, 2019 from (1.6)% for the year ended December 31, 2018 on a constant currency basis.

Income Tax Provision/(Benefit)

Income tax provision/(benefit) was $(2.7) million in the Successor Period or an effective tax rate of 13.6%, $(4.9) million in the 2019 Predecessor Period or an effective tax rate of 20.6% and $(7.1) million or an effective tax rate of 45.1% for the year ended December 31, 2018. Income tax provision/(benefit) for the combined year ended December 31, 2019 was $(7.6) million, an increase of $(0.5) million, or 7.4%, from $(7.1) million for the year ended December 31, 2018. Pro forma income tax benefit was $0.0 million or an effective tax rate of 0.0% for the year ended December 31, 2019 compared to a tax benefit of $(7.0) million or an effective tax rate of 44.1% for the year ended December 31, 2018 on a constant currency basis.

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

Net (Loss) Income

Net (loss) income was $(17.2) million in the Successor Period, $(19.0) million in the 2019 Predecessor Period and $(8.6) million for the year ended December 31, 2018. Net (loss) income for the combined year ended December 31, 2019 was $(36.2) million, an increase in loss of $(27.6) million, or 324.1%, from $(8.6) million for the year ended December 31, 2018. Pro forma net (loss) was $(11.0) million for the year ended December 31, 2019 compared to net loss of $(8.9) million for the year ended December 31, 2018 on a constant currency basis. The change was due to the reasons discussed above.

EBITDA and Adjusted EBITDA

EBITDA was $39.2 million in the Successor Period, $22.9 million in the 2019 Predecessor Period and $79.7 million for the year ended December 31, 2018. EBITDA for the combined year ended December 31, 2019 was $62.1 million, a decrease of $(17.6) million, or (22.1)%, from $79.7 million for the year ended December 31, 2018. Adjusting for transaction costs associated with the Ranpak Business Combination and other one-time costs, on a constant currency basis Adjusted EBITDA was $87.3 million an increase of $2.7 million from $84.6 million for the year ended December 31, 2018 on a constant currency basis.

Comparison of Predecessor Year Ended December 31, 2018 to Predecessor Year Ended December 31, 2017

The following table sets forth Ranpak’s results of operations for the years ended December 31, 2018 and 2017 with line items presented in millions of dollars.

	Predecessor
	Year Ended December 31,				Change to December 31,

	2018 ($)	% Net sales	2017 ($)	% Net sales	2017 ($)	2017 (%)
Net sales	$267.9		$244.1		$23.8	9.8%
Cost of sales	153.3	57.2%	131.7	54.0%	21.6	16.4%
Gross Profit	114.6	42.8%	112.4	46.0%	2.2	1.9%
Selling, general and administrative	53.2	19.8%	46.3	19.0%	6.9	14.9%
Transaction costs	3.3	1.2%	0.4	0.1%	2.9	814.5%
Depreciation and amortization	43.2	16.1%	41.9	17.2%	1.3	3.1%
Other operating expense, net	3.9	1.5%	(7.4)	(3.0)%	11.3	(152.8)%
Income from operations	11.0	4.1%	31.2	12.8%	(20.2)	(64.7)%
Interest expense	30.9	11.6%	30.7	12.6%	0.3	0.8%
Foreign currency (gain) loss	(4.2)	(1.6)%	14.2	5.8%	(18.4)	(129.8)%
Loss before income taxes	(15.7)	(5.9)%	(13.7)	(5.6)%	(2.1)	15.0%
Income tax benefit	(7.1)	(2.6)%	(41.4)	(17.0)%	34.3	(82.9)%
Net loss	$(8.6)	(3.2)%	$27.7	11.3%	$(36.4)	(131.3)%

The following table and the discussion that follows compares Ranpak’s net sales by geographic region and by product line for the years ended December 31, 2018 and 2017:

	Predecessor
	Year Ended December 31,				Change to December 31,

	2018 ($)	% Net sales	2017 ($)	% Net sales	2017 ($)	2017 (%)
North America	$131.4	49.0%	$130.4	53.0%	$1.0	0.8%
Europe/Asia	136.5	51.0%	113.7	47.0%	22.8	20.1%
Total	$267.9	100.0%	$244.1	100.0%	$23.8	9.7%

Cushioning machines	$119.9	45.0%	$107.5	44.0%	12.4	11.6%
Void-Fill machines	118.2	44.0%	114.1	47.0%	4.1	3.7%
Wrapping machines	19.4	7.0%	16.1	7.0%	3.3	20.4%
Other	$10.4	4.0%	6.4	2.0%	4.0	62.2%
Total	$267.9	100.0%	$244.1	100.0%	23.8	9.7%

Net sales

Net sales were $267.9 million in 2018, a $23.8 million, or 9.7%, increase from $244.1 million in 2017. On a constant currency basis, calculated by applying the average exchange rate for the current year to the prior year, net sales would have increased 8.0% between periods. Increases in the volume and price/mix of Ranpak’s paper consumable products contributed 2 percentage points (p.p.) and 4 p.p., respectively, of the 8.0% constant currency net sales increase, with the remaining 2 p.p. attributable to increased sales from e3neo, Automation, reflecting its growth and consolidation for a full year in 2018. Ranpak’s installed base of protective packaging systems was 97,468 as of December 31, 2018, an increase of 6,952 units, or 7.7%, from 90,516 as of December 31, 2017. Product prices were increased during the period to partially offset raw material cost increases.

The increase in Ranpak’s consolidated net sales reflected growth across all of Ranpak’s product lines and primarily cushioning, which increased by $12.4 million, or 11.6%, to $119.9 million in 2018 from $107.5 million in 2017.

Net sales in North America were $131.4 million in 2018, an increase of $1.0 million, or 0.8%, from $130.4 million in 2017. The increase was attributable to growth in the cushioning and wrapping categories driven by price increases and the placement of additional packaging systems, and partially offset by a decline in void-fill sales.

Net sales in Europe and Asia were $136.5 million in 2018, an increase of $22.8 million, or 20.1%, from $113.7 million in 2017, driven by growth across all categories, primarily void-fill and cushioning, and the acquisition of e3neo, Automation, which, in 2018, included 12 months of net sales, compared to 10 months in 2017.
Cost of Sales
Cost of sales increased by $21.6 million, or 16.4%, to $153.3 million in 2018 from $131.7 million in 2017, primarily due to a double-digit percentage increase in the price of paper, which increased approximately 12.0% in North America and 14.0% in Europe, along with an 11.0% increase in depreciation driven by the growth in Ranpak’s installed protective packaging systems base. Gross margin as a percentage of net sales decreased by 3 p.p. to 42.8% in 2018 from 46.0% in 2017. On a constant currency basis, gross margin would have decreased by 3 p.p. between periods, as paper raw material price increases outpaced price increases to customers.
Selling, General and Administrative Expenses (SG&A)
SG&A increased by $6.9 million, or 14.9%, to $53.2 million in 2018 from $46.3 million in 2017. As a percentage of net sales, SG&A increased to 19.8% in 2018 from 19.0% in 2017. On a constant currency basis, SG&A would have increased by 16.0% between periods, due mainly to increased spending in Europe related to sales force expansion initiatives and the build out of e3neo, partially offset by lower bonus accruals.

Transaction Costs

We incurred transaction costs related to the Ranpak Business Combination of approximately $3.3 million for the year ended December 2018 and $0.4 million for the year ended December 31, 2017. All of the costs incurred in 2018 relate to the Ranpak Business Combination, while the costs incurred in 2017 relate to the acquisition of our Automation business. All of these costs have been added back to arrive at Adjusted EBITDA.
Depreciation and Amortization
Depreciation and amortization increased by $1.3 million, or 3%, to $43.2 million in 2018 from $41.9 million in 2017, mainly reflecting currency translation effects. As a percentage of net sales, depreciation and amortization decreased to 16.1% in 2018 from 17.2% in 2017.
Other Operating Expense (Income), Net
Other operating expense, net was $3.9 million in 2018 compared to $(7.4) million other operating income, net in 2017, reflecting a 2017 litigation settlement in favor of Ranpak and partially offset by losses on returned protective packaging systems.
Interest Expense
Interest expense increased by $0.2 million, or 1%, to $30.9 in 2018 from $30.7 million in 2017, driven mainly by higher interest rates. As a percentage of net sales, interest expense decreased to 11.6% in 2018 from 12.6% in 2017.
Foreign Currency (Gain) Loss
Foreign currency gain was $(4.2) million in 2018 compared to a $14.2 million foreign currency loss in 2017, reflecting the net annual impact of re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary.
Income Tax Provision (Benefit)
Income tax benefit was $(7.1) million in 2018 compared to $(41.4) million in 2017. The 2017 benefit was attributable mainly to a provisional net tax benefit of $30.4 million related to a corporate rate reduction on deferred taxes.

Net (Loss) Income
Net loss was $(8.6) million in 2018 compared to net income of $27.7 million in 2017. The change was due to the tax benefit and other reasons discussed above.

Presentation and Reconciliation of US GAAP to Non-GAAP Measures

As noted above, we believe that in order to better understand the performance of the Company, providing non-GAAP financial measures to users of our financial information is helpful. Ranpak believes presentation of these non-GAAP measures is useful because they are many of the key measures that allow management to evaluate more effectively its operating performance and compare the results of its operations from period to period and against its peers without regard to financing methods or capital structure. Management does not consider these non-GAAP measures in isolation or as an alternative to similar financial measures determined in accordance with GAAP. Additionally, as a result of the Ranpak Business Combination, we believe that users of our financial information will find that the non-GAAP, pro forma data for the year ended December 31, 2019 is useful when comparing between the current and prior fiscal years. The computations of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, measures of financial performance as determined in accordance with GAAP or as indicators of operating performance.

The following tables and related notes reconcile certain non-GAAP measures including the non-GAAP pro forma measures, to GAAP information presented in this Annual Report on Form 10-K for the years ended December 31, 2019 and 2018:

	Successor	Predecessor				Pro Forma		Predecessor		Pro Forma
	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	Combined Year Ended December 31, 2019	Adj. (8)		Year Ended December 31, 2019	% of net sales	Year Ended December 31, 2018	% of net sales	Better/(Worse) to Predecessor Year Ended December 31, 2018
Net sales	$163.1	$106.4	$269.5	$7.9	(1)	$277.4		$267.9		$9.5	3.5
Cost of sales	97.4	61.2	158.6	—	(2)	158.6	57.2	153.3	57.2	5.3	3.5
Gross Profit	65.7	45.2	110.9	7.9		118.8	42.8	114.6	42.8	4.2	3.7
Selling, general and administrative	37.7	23.8	61.5	(5.9)	(3)	55.6	20.0	53.2	19.8	2.4	4.5
Transaction costs	0.3	7.4	7.7	(7.7)	(3)	—	—	3.3	1.2	(3.3)	(100.0)
Depreciation and amortization	17.2	17.7	34.9	(0.1)	(4)	34.8	12.5	43.2	16.1	(8.4)	(19.4)
Other operating expense, net	2.4	2.2	4.6	0.4		5.0	1.8	3.9	1.5	1.1	28.2
Income (loss) from operations	8.1	(5.9)	2.2	21.2		23.4	8.4	11.0	4.1	12.4	112.7
Interest expense	27.3	20.2	47.5	(11.6)	(5)	35.9	12.9	30.9	11.6	5.0	16.2
Foreign currency (gain) loss	0.7	(2.2)	(1.5)	—		(1.5)	(0.5)	(4.2)	(1.6)	2.7	(64.3)
Loss before income taxes	(19.9)	(23.9)	(43.8)	32.8		(11.0)	(4.0)	(15.7)	(5.9)	4.7	(29.9)
Income tax (benefit) expense	(2.7)	(4.9)	(7.6)	7.6	(6)	—	—	(7.1)	(2.6)	7.1	(100.0)
Net (loss) income	$(17.2)	$(19.0)	$(36.2)	$25.2		(11.0)	(4.0)	(8.6)	(3.2)	(2.4)	27.9

Add (9):
COS Depreciation & amortization						24.8		21.3		3.5	16.4
SG&A Depreciation & amortization						34.8		43.2		(8.4)	(19.4)
Interest expense						35.9		30.9		5.0	16.2
Income tax (benefit) expense						—		(7.1)		7.1	(100.0)
EBITDA						84.5		79.7		4.8	6.0
Adjustment (7)
Unrealized (gain) loss translation						(1.5)		(4.2)		2.7	(64.3)
Contingent liability adjustment						(1.2)		—		(1.2)	n/a
Constant currency adjustment at 1.15						—		(1.1)		1.1	(100.0)
Non-cash impairment losses						2.5		1.8		0.7	38.9
M&A, restructuring and severance						—		7.5		(7.5)	(100.0)
PE sponsor costs						1.3		1.6		(0.3)	(18.8)
Restricted stock unit expense						1.7		—		1.7	n/a
Other non-core and non-cash adjustments						—		(0.7)		0.7	(100.0)
Adjusted EBITDA						$87.3		$84.6		$2.7	3.2

(1) Adjust for fair-value adjustment related to deferred revenue recorded under ASC 805 in the Successor Period
(2) Adjust for fair-value adjustment related to inventory step-up recorded under ASC 805 in the Successor Period
(3) Adjust effect of acquisition costs of $(7.7) million, secondary offering costs $(2.3) million, non-recurring severance costs of $(2.0) million, one-time write-off of insurance costs of $(0.9) million, one-time professional fees of $(1.5) million and a constant currency adjustment of $0.8 million for the year ended December 31, 2019.
(4) Adjust for incremental depreciation and amortization recorded due to fair-value adjustments under ASC 805 in the Successor Period.
(5) Adjust for effect of the fair value interest rate swap $(5.4) million entered into as part of the Ranpak Business Combination and the write-off of deferred financing fees associated with Predecessor company debt repaid as part of the Ranpak Business Combination $(6.3) million for the year ended December 31, 2019.
(6)Adjust tax provision at 21.0% corporate rate for items adjusted above
(7)Adjustments are related to Predecessor non-recurring costs such as: unrealized non-cash (gains) losses on translation of the Predecessor debt, initiatives related to geographic sales expansion, private equity monitoring fees, non-cash (gain) loss on the disposal of machines, acquisition costs, severance, an earn-out adjustment and a revenue recognition adjustment related to e3Neo acquisition. Certain costs related to being a public company, such as additional staff, legal and accounting costs that were not included in the Predecessor are also included in Adjusted EBITDA.
(8) Effect of Euro constant currency adjustment to a rate of $1.15 US Dollar to €1.00 Euro as follows:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net sales	$3,785.4	$(3,430.7)	$1,791.9
Cost of sales	2,170.7	(1,938.1)	936.4
Gross Profit	1,614.7	(1,492.6)	855.5
Selling, general and administrative	800.1	(825.3)	396.9
Transaction costs	—	—	—
Depreciation and amortization	365.4	(450.7)	260.1
Other operating expense, net	380.9	(435.4)	67.4
Income (loss) from operations	68.3	218.8	131.1
Interest expense	136.0	(88.1)	54.2
Foreign currency (gain) loss	5.0	(2.8)	—
Loss before income taxes	(72.7)	309.7	76.9
Income tax (benefit) expense	9.5	125.7	27.7
Net (loss) income	$(82.2)	$184.0	$49.2

(9) Reconciliations of EBITDA and Adjusted EBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent, and accordingly include the adjustments shown in the “Adj.” column to net (loss) income of each table.

The following tables and related notes reconcile certain non-GAAP measures to GAAP information presented in this Annual Report on Form 10-K for the years ended December 31, 2018 and 2017:

	Predecessor
	Year Ended December 31, 2018	% of net sales	Year Ended December 31, 2017	% of net sales	Better/(Worse) Year Ended December 31, 2017
Net sales	$267.9		$244.1		$23.8	9.8
Cost of sales	153.3	57.2	131.7	54.0	21.6	16.4
Gross Profit	114.6	42.8	112.4	46.0	2.2	2.0
Selling, general and administrative	53.2	19.8	46.3	19.0	6.9	15.0
Transaction costs	3.3	1.2	0.4	0.1	2.9	827.1
Depreciation and amortization	43.2	16.1	41.9	17.2	1.3	3.1
Other operating expense, net	3.9	1.5	(7.4)	(3.0)	11.3	(153.0)
Income (loss) from operations	11.0	4.1	31.2	12.8	(20.2)	(64.7)
Interest expense	30.9	11.6	30.7	12.6	0.2	0.7
Foreign currency (gain) loss	(4.2)	(1.6)	14.2	5.8	(18.4)	(129.6)
Loss before income taxes	(15.7)	(5.9)	(13.7)	(5.6)	(2.0)	14.6
Income tax (benefit) expense	(7.1)	(2.6)	(41.4)	(17.0)	34.3	(82.8)
Net (loss) income	(8.6)	(3.2)	27.7	11.3	(36.3)	(131.0)

Add (2):
COS Depreciation & amortization	21.3		19.2		2.1	11.2
SG&A Depreciation & amortization	43.2		41.9		1.3	3.1
Interest expense	30.9		30.7		0.2	0.7
Income tax (benefit) expense	(7.1)		(41.4)		34.3	(82.9)
EBITDA	79.7		78.1		1.6	2.1

Adjustment (1)
Unrealized (gain) loss translation	(4.2)		14.2		(18.4)	(129.6)
Constant currency adjustment at 1.15	(1.1)		0.7		(1.8)	(246.8)
Non-cash impairment losses	1.8		1.1		0.7	66.4
M&A, restructuring and severance	7.5		1.6		5.9	373.4
PE sponsor costs	1.6		2.0		(0.4)	(18.8)
Other non-core and non-cash adjustments	(0.7)		(12.0)		11.3	(94.2)
Adjusted EBITDA	$84.6		$85.7		$(1.1)	(1.2)

(1)Adjustments are related to Predecessor non-recurring costs such as: unrealized non-cash (gains) losses on translation of the Predecessor debt, initiatives related geographic sales expansion, private equity monitoring fees, non-cash (gain) loss on the disposal of machines, acquisition costs, severance, an earn-out adjustment and a revenue recognition adjustment related to e3Neo acquisition. Certain costs related to being a public company, such as additional staff, legal and accounting costs that were not included in the Predecessor are also included in Adjusted EBITDA.
(2) Reconciliations of EBITDA and Adjusted EBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent, and accordingly include the adjustments shown in the “Adj.” column to net (loss) income of each table.

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

Management believes that its estimated cash from operations together with borrowing capacity under the revolving portion of the Facilities will provide Ranpak with sufficient resources to cover its current requirements. Ranpak’s main liquidity needs relate to capital expenditures and expenses for the production and maintenance of protective packaging systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on Ranpak’s outstanding debt. Ranpak expects its capital expenditures to increase as it continues to grow its business. Ranpak’s future capital requirements and the adequacy of available funds will depend on many factors, and if Ranpak is unable to generate needed additional funds, Ranpak will have to reduce its operating costs or incur additional debt, which could impair its growth prospects and/or otherwise negatively impact its business.

Ranpak had $19.7 million in cash and cash equivalents as of December 31, 2019, $10.2 million at June 2, 2019 and $17.5 million as of December 31, 2018. It also had $428.2 million in debt, $1.6 million of which was classified as short-term, as of December 31, 2019, $487.6 million in debt, $4.0 million of which was classified as short-term as of June 2, 2019 and $506.5 million (including $4.4 million in short-term portion of long-term debt) as of December 31, 2018. In December 2019, the Company closed a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down long-term debt. At December 31, 2019, the Company did not have amounts outstanding under its $45.0 million revolving credit facility, and had not made borrowings under such facility from December 31, 2019 through February 28, 2020.
Debt Profile

Ranpak’s previous credit facilities were repaid in connection with the consummation of the Ranpak Business Combination, and were replaced with the following facilities: (1) a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”) and a €140.0 million euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”), and (2) a $45.0 million revolving facility (together, the “New Credit Facilities”). The material terms of the New Credit Facilities are summarized in Note 10, "Long-Term Debt" and Note 21, "Subsequent Events" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Debt Before the Ranpak Business Combination
Prior to the Ranpak Business Combination, the Company had two first lien credit facilities, a United States Dollar Tranche (“US$ Tranche”) and a Euro Tranche (“Euro Tranche”), a revolving credit facility and a second lien credit facility. The first lien credit facilities included: (1) a seven-year Term Loan (US$ Tranche) facility in the amount of $233.4 million, (2) a seven-year Term Loan (Euro Tranche) facility in the amount of €157.0 million, and (3) a five-year $30.0 million revolving credit facility, of which the equivalent of $13.0 million may be denominated in Euros (collectively, the “Old Credit Facilities”). In March 2017, Ranpak raised $45 million of incremental First Lien (US$ Tranche) debt and used the proceeds to pay down a portion of the Second Lien (US$ Tranche), the results of which saved Ranpak 400 basis points on the applicable interest rate on $45 million of its outstanding debt. Borrowings under the US$ Tranche bore interest in an amount based on either the Adjusted Eurodollar rate (the greater of 1.00% or LIBOR) plus 3.25% or a Base Rate plus 2.75% (the higher of the Federal Funds effective rate plus ½ of 1%, prime, or the Adjusted Eurodollar rate plus 1%). Borrowings under the Euro Tranche bore interest in an amount based on the Adjusted EURIBOR rate (the greater of 1.00% or EURIBOR) plus 3.25%. Interest on LIBOR and EURIBOR rate loans were payable at the end of the applicable interest periods.
Borrowings under the revolving credit facility bore interest in an amount based on either the base rate or Adjusted Eurodollar rate plus a variable margin that is dependent on the First Lien Net Leverage Ratio. The first lien credit facilities were secured by a first priority security interest in substantially all of the Company’s assets. Principal payments on the first lien term loan facilities were due quarterly and were based on 1% of the annual outstanding balances. Additionally, per the credit agreement, Ranpak was required to make additional annual pre-payments, based on consolidated excess cash flow calculation results.
The second lien credit facility was an eight-year US$ Tranche in the amount of $135.0 million. Borrowings under the US$ Tranche bore interest in an amount based on either the Adjusted Eurodollar rate (the greater of 1.00% or LIBOR) plus 7.25% or a base rate plus 6.25%. The second lien credit agreement was secured by a second priority security interest in substantially all of Ranpak’s assets and includes default provisions and contained a covenant similar to the first lien credit facility described above.

The Old Credit Facilities were repaid in full upon the consummation of the Ranpak Business Combination and replaced with the New Credit Facilities.
Debt After the Ranpak Business Combination
In connection with the stock purchase agreement related to the Ranpak Business Combination, One Madison obtained a debt commitment letter (as amended and restated, supplemented or otherwise modified, the "debt commitment letter"), pursuant to which the Goldman Sachs Lending Partners LLC and certain affiliated investment entities thereof (collectively, the "Lenders") committed to provide senior secured credit facilities to, in part, (i) fund the Ranpak Business Combination, (ii) repay and terminate the existing indebtedness of Ranpak (the “debt refinancing”) and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate commitment of the senior secured credit facilities consists of a $289.2 million dollar-denominated first lien term facility and a €140.0 million euro-denominated first lien term facility (with the ability to reduce the dollar-denominated first lien term facility and correspondingly increase the euro-denominated first lien term facility in an amount of up to €60.0 million), a $45.0 million revolving facility (including the right to bring in additional lenders to provide commitments with respect to the revolving facility in an amount of up to $30.0 million and additional borrowing capacity available for letters of credit in an amount of up to $5.0 million), a $100.0 million first lien contingency term facility and a $100.0 million second lien contingency term facility. Upon the consummation of the Ranpak Business Combination, the New Credit Facilities became the direct obligations of certain subsidiaries of Ranpak (collectively, the "borrowers") and were secured by substantially all of Ranpak’s assets.
Each of the First Lien Term Facility, and the first lien contingency term facility accrue interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00). The second lien contingency term facility accrues interest at a rate of LIBOR plus 7.50%. No amounts have been drawn on under the second lien contingency. The first lien term facility and first lien contingency term facility mature on the seventh anniversary of the date of the closing of the Ranpak Business Combination, June 3, 2026. The revolving facility matures on the fifth anniversary of the date of the Closing June 3, 2024. The second lien contingency term facility matures on the eighth anniversary of the date of the Closing, June 3, 2027 but was not available for us to borrow against at December 31, 2019.

The revolving facility includes borrowing capacity available for letters of credit of up to $5 million. Any issuance of letters of credit will reduce the amount available under the revolving facility.

In addition, the debt financing provides the borrowers with the option to increase commitments under the debt financing in an aggregate amount not to exceed the greater of $95 million and 100% of trailing-twelve months consolidated EBITDA, plus any voluntary prepayments of the debt financing (and, in the case of the revolving facility, to the extent such voluntary prepayments are accompanied by permanent commitment reductions under the revolving facility), plus unlimited amounts subject to the relevant net leverage ratio tests and certain other conditions.

The obligations of the borrowers under the debt financing and certain of their respective obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by the direct parent of each borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned US or Dutch restricted subsidiary (collectively, the “guarantors”), in each case, other than certain excluded subsidiaries and subject to other customary limitations set forth in the definitive documentation with respect to the debt financing. The debt financing is secured by a security interest in substantially all of the assets of the borrowers and the guarantors (and including a pledge of the equity interests of each borrower and of each guarantor and of their respective direct, wholly-owned restricted subsidiaries), in each case subject to customary exceptions.

The revolving facility requires the borrowers to maintain a maximum first lien net leverage ratio 9.10:1.00 based on the amount of the initial first lien term loans under the debt financing actually borrowed on the closing date based on providing at least a 35% cushion to consolidated EBITDA for the most recent four fiscal quarter periods ending prior to the date of the closing. This “springing” financial covenant is tested on the last day of each fiscal quarter, but only if on such date the sum of (i) the principal amount of outstanding revolving loans under the revolving facility, (ii) drawings on letters of credit under the revolving facility and (iii) the face amount of non-cash collateralized letters of credit under the revolving facility in excess of an amount to be set forth in the definitive documentation with respect to the debt financing exceeds 35% of the total revolving commitments under the revolving facility.

The senior secured credit facilities also contain a number of customary negative covenants. Such covenants, among other things, will limit or restrict the ability of each of the borrowers, their restricted subsidiaries, and where applicable, the direct parent holding companies of the borrowers, to:

•	incur additional indebtedness, issue disqualified stock and make guarantees;

•	incur liens on assets;

•	engage in mergers or consolidations or fundamental changes;

•	sell assets;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans and advances, including acquisitions;

•	amend organizational documents;

•	enter into certain agreements that would restrict the ability to pay dividends;

•	repay certain junior indebtedness;

•	engage in transactions with affiliates; and

•	in the case of the direct parent holding companies of the borrowers, engage in activities other than passively holding the equity interests in the borrowers.

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the borrowers continued flexibility to operate and develop their businesses. The senior secured credit facilities also contain certain customary representations and warranties, affirmative covenants and events of default.

Amendment to First Lien Credit Facilities

On February 14, 2020, Ranger Packaging LLC, a Delaware limited liability company (“U.S. Borrower”), Ranpak B.V., a private limited liability company under the laws of the Netherlands (the “Dutch Borrower”; the U.S. Borrower and the Dutch Borrower, the “Borrowers”), Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 (as defined below) and Goldman Sachs Lending Partners LLC (the “Administrative Agent”) entered into the Amendment No. 1 to First Lien Credit Agreement (“Amendment No. 1”) to amend the New Credit Facilities.

Among other things, the Amendment No. 1 amends the New Credit Facilities such that (x) the requirement of the Borrowers to apply a percentage of excess cash flow to mandatorily prepay term loans under the New Credit Facilities commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (y) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the
U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10,000,000 and 10% of Consolidated Adjusted EBITDA (as defined in the New Credit Facilities) (increased from the greater of
$7,000,000 and 7% of Consolidated Adjusted EBITDA) as of the last day of the most recently ended four fiscal quarter period for which financial statements have been delivered.
Cash Flows
The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Successor	Predecessor
	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	For the Year Ended December 31, 2018
(in thousands)
Net cash (used in) provided by operating activities	$9.6	$16.7	$42.0
Net cash used in investing activities	(657.1)	(10.8)	(25.3)
Net cash provided by (used in) financing activities	665.4	(14.4)	(7.7)
Effect of exchange rate changes on cash	0.1	1.2	(0.1)
Net increase (decrease) in cash and cash equivalents	18.0	(7.3)	8.9
Cash and cash equivalents, beginning of period	1.7	17.5	8.6
Cash and cash equivalents, end of period	$19.7	$10.2	$17.5
Cash Flows Provided by Operating Activities

Net cash (used in) provided by operating activities was $9.6 million in the Successor Period due to cash earnings partially offset by a use of working capital related to a seasonal increase in accounts receivable and the payment of accrued transaction costs, $16.7 million in the 2019 Predecessor Period due to cash earnings and a decreases in working capital utilization during the period, and $42.0 million for the year ended December 31, 2018 due to cash earnings offset by an increase in accounts receivable.
Cash Flows Used in Investing Activities

Net cash used in investing activities was $(657.1) million in the Successor Period, due to the acquisition of Rack Holdings in the Ranpak Business Combination and capitalized cost relating to the acquisition of parts and assembly of protective packaging systems placed at end-user facilities. Net cash used in investing activities of $(10.8) million and $(25.3) million in the 2019 Predecessor Period and year ended December 31, 2018, respectively, resulted from capitalized cost relating to the acquisition of parts and assembly of protective packaging systems placed at end-user facilities. The systems remain the property of Ranpak, which is also responsible for their maintenance.
Cash Flows Provided by/(Used in) Financing Activities

Net cash provided by (used in) financing activities was $665.4 million in the Successor Period and reflects proceeds for the issuance of debt and stock of $534.6 million and $424.7 million, respectively, offset by $(12.6) million for deferred financing costs related to the issuance of debt to partially fund the Ranpak Business Combination, $(158.3) million for the redemption of stock, $(107.7) million payment of debt and $(4.0) million for the repayment of promissory note. Net cash used in financing activities of $(14.4) million and $(7.7) million in the 2019 Predecessor Period and year ended December 31, 2018, respectively, was primarily related to the payment of debt.

Contractual Obligations and Other Commitments
Ranpak has leased production facilities in Reno, Nevada, Kansas City, Missouri and Raleigh, North Carolina, in the United States and in Nyrany, Czech Republic, as well as several leased sales and administrative offices. The leases for the four leased production facilities expire in September 2020, July 2020, December 2024 and April 2026, respectively. Ranpak recognizes rent expense on a straight-line basis over the relevant lease period.
Ranpak has various contractual obligations and commercial commitments that are recorded as liabilities in its audited consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed. The table below presents Ranpak’s significant enforceable and legally binding obligations and future commitments as of December 31, 2019.

(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Credit Facilities	$420.4	$1.6	$3.2	$3.2	$412.4
Operating Leases	7.1	1.8	2.9	1.6	0.8
Capital Lease Obligations	0.3	0.2	0.1	—	—
Total	$427.8	$3.6	$6.2	$4.8	$413.2
Ranpak does not have any other material contractually binding obligations to make cash payments. While Ranpak enters into agreements, generally annually, to fix the supplier price for the purchase of paper raw materials, none of these agreements provide for minimum purchase volumes.
On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The interest rate swap became effective on the Closing of the Ranpak Business Combination and will terminate on the third anniversary of the Closing. The interest rate swap economically converts a portion of the variable rate debt to fixed rate debt. The Company receives floating interest payments monthly based on one-month LIBOR, and paid a fixed rate of 2.56% to the counterparty. On September 25, 2019, the Company entered into two new interest rate swaps, one that lowered the rate on the $200.0 million notional amount to 2.31% and extended the maturity for one year and the second on a new $50.0 million notional amount to 1.50%. Both interest rate swaps have matching maturities of June 1, 2023. The Company applied hedge accounting to both of these swap arrangements. See Note 11, "Derivative Instruments" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
The Company did not have any off-balance sheet arrangements as of December 31, 2019.

Critical Accounting Policies
The accounting principles followed by Ranpak and the methods of applying these principles are in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. Ranpak considers the following accounting policies to be critical to understanding its financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on Ranpak’s financial statements. The following accounting policies include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain. For information on Ranpak’s significant accounting policies, including the policies discussed below, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition—Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.

The Company sells its products to end users primarily through an established distributor network and direct sales to select end users. The Company’s protective packaging solutions fall into four broad categories: Void-Fill, Cushioning, Wrapping, and End-of-Line Automation. The Void-Fill protective systems convert paper to fill empty spaces in secondary packages and protect objects. The Cushioning protective systems convert paper into cushioning pads. The Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items as well as to line boxes and provide separation when shipping multiple objects.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales on the Consolidated Statements of Operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 11.3%, 11.3%, 9.5%, and 8.2% of sales in Successor period, the Predecessor period, and the years-ended 2018 and 2017, respectively. Refer to Note 4, "Revenue Recognition, Contracts with Customers," of the Notes to consolidated financial statements for further discussion of revenue.

Assets recognized for the costs to obtain or fulfill a contract.

The Company recognizes incremental costs to fulfill a contract as an asset if such incremental costs are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.

The Company recognizes incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, the Company generally expenses sales commissions when incurred because the contract term is less than 1 year. These costs are recorded within sales and marketing expenses.

Goodwill and Identifiable Intangible Assets, Net—Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the assembled workforce, new customers and the replacement of customer and technology attrition.

Goodwill is not subject to amortization but is tested for impairment annually as of October 1, through a qualitative or quantitative assessment and when events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identifiable intangible assets consist primarily of patents, customer/distributor relationships, and trademarks. We amortize finite lived identifiable assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 10 to 15 years, on a straight-line basis and periodically review them for impairment. Trademarks are accounted for as indefinite-lived intangible assets and, accordingly, are not subject to amortization.

We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 9, “Goodwill, Long-Lived and Identifiable Intangible Assets, Net” of the Notes to consolidated financial statements for further details.

Impairment of Long-lived Assets—The Company reviews its long-lived assets, including finite-lived intangible assets and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset groups’ fair value, as determined based on discounted future cash flows, asset appraisals or market values of similar assets.

See Note 9, “Goodwill, Long-Lived and Identifiable Intangible Assets, Net,” of the Notes to consolidated financial statements for further details.

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

We use interest rate swap contracts to manage interest rate exposures. Derivatives are recorded in the consolidated balance sheets at fair value. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The changes in the fair values of derivatives not designated as hedges are recognized directly in earnings, as a component of interest expense. Prior to September 25, 2019, the Company did not apply hedge accounting to its outstanding interest rate swap, and changes in fair value were recorded directly to interest expense.

See Note 11, "Derivative Instruments," of the Notes to consolidated financial statements for further details.
Income Taxes—The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, Management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
Ranpak has in the past and may in the future be exposed to interest rate and certain other market risks in the ordinary course of its business, but to date these risks have mostly been indirect.
Interest Rate Risk

Changes in interest rates affect the amount of interest income Ranpak earns on cash, cash equivalents and short-term investments and the amount of interest expense Ranpak pays on borrowings under the floating rate portions of Ranpak’s credit facilities. As of December 31, 2019, Ranpak had term debt in the amount of $428.2 million, $1.6 million of which was short-term, and which bore interest at floating base rates, plus a margin based on LIBOR or EURIBOR (in each case subject to a floor of 0.0%). As of December 31, 2019, the applicable LIBOR rate was 2.14% and the applicable EURIBOR rate was negative 0.467%. A 100 basis point increase or decrease in the applicable base interest rates under Ranpak’s credit facilities would have resulted in a $1.3 million increase or decrease in its cash interest expense for the year ended December 31, 2019. For additional information on Ranpak’s outstanding debt, see Note 5 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In connection with the debt financing, One Madison entered into an interest rate swap contingent on the Ranpak Business Combination in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the New Credit Facilities. On September 25, 2019, the Company amended the existing interest rate swap for the notional amount of $200.0 million to extend its term and concurrently entered into an incremental $50.0 million notional swap with similar terms. As of September 30, 2019, our interest rate swap contracts have a combined notional of $250.0 and terminate on June 1, 2023, of which all are summarized in the following table:

	Changes in Fair Value		Fair Value as of December 31, 2019
	Classification	Amount	Classification	Amount	Notional Amount

Pay-Fixed, Receive-Variable Interest Rate Swap	Interest Expense	$(6.4)	Liability - Current	$0.4	$250.0
			Liability - Non-current	$4.6	$—

On the pay-fixed, receive-variable interest rate swap, Ranpak's net payment on the swap increases as the LIBOR decreases. For the related hedged variable rate debt, Ranpak's interest payments on the debt decrease as the LIBOR rate decreases. For additional information on Ranpak's hedging, see Note 11, "Derivative Instruments" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On July 27, 2017, the United Kingdom's Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that most, if not all, banks currently reporting information to set LIBOR will stop doing so at such time, which could either cause LIBOR publication to stop immediately or cause LIBOR's regulator to announce the discontinuation of its publication (and, during any such transition period, LIBOR may perform differently than in the past).

These reforms may also result in new methods of calculating LIBOR to be established, or alternative reference rates to be established. For example, in the U.S., a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, called the Alternative Reference Rate Committee ("ARRC") and comprised of a diverse set of private sector entities, has identified the Secured Overnight Financing Rate (or "SOFR") as its preferred alternative rate for the U.S. LIBOR and the Federal Reserve Bank of New York has begun publishing SOFR daily, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. The potential consequences of these changes cannot be fully predicted and could have an adverse impact on Ranpak’s interest payment obligations under the New Credit Facilities and related interest rate swaps.
Foreign Currency Exchange Rate Risk

Ranpak is exposed to foreign currency exchange risk related to its transactions and its subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, Ranpak’s functional currency. See “— Factors Affecting the Comparability of Ranpak’s Results of Operations — Effect of Currency Fluctuations” for more information about Ranpak’s foreign currency exchange rate exposure. Ranpak seeks to naturally hedge its foreign exchange transaction exposure by matching the transaction currencies for its cash inflows and outflows and maintaining access to credit in the principal currencies in which it conducts business. Ranpak does not currently hedge our foreign exchange transaction or translation exposure, but may consider doing so in the future.

For the combined year ended December 31, 2019, net sales denominated in currencies other than U.S. dollars amounted to $103.3 million or 54.8% of Ranpak's net sales for the year. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused Ranpak’s reported net sales for the combined year ended December 31, 2019 to increase or decrease by approximately $9.4 million.
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

ITEM 8.    Financial Statements and Supplementary Data

The following Consolidated Financial Statements and notes are filed as part of this report.

Ranpak Holdings Corp.

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Sucessor Period June 3, 2019 through December 31, 2019, and Predecessor Periods January 1, 2019 through June 2, 2019 and the Years Ended December 31, 2018 and 2017
F-2
Consolidated Balance Sheets as of the Successor Period December 31, 2019 and as of the Predecessor Period December 31, 2018	F-3
Consolidated Statements of Changes in Shareholders' Equity - Successor Period June 3, 2019 through December 31, 2019	F-4
Consolidated Statements of Changes in Shareholders' Equity - Predecessor Periods January 1, 2019 through June 2, 2019, December 31, 2018 and 2017	F-5
Consolidated Statements of Cash Flows for the Successor Period June 3, 2019 through December 31, 2019, and Predecessor Periods January 1, 2019 through June 2, 2019 and the Years Ended December 31, 2018 and 2017
F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ranpak Holdings Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Ranpak Holdings Corp. (formerly One Madison Corp.) and subsidiaries (the “Company”) as of December 31, 2019 (Successor) and 2018 (Predecessor), and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows, for the period from June 3, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to June 2, 2019 (Predecessor), and the years ended December 31, 2018 and 2017 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 (Successor) and 2018 (Predecessor), and the results of their operations and their cash flows for the period from June 3, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to June 2, 2019 (Predecessor), and each of the years ended December 31, 2018 and 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 17, 2020
We have served as the Company’s auditor since 2015.

RANPAK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in millions, except share and per share data)

	Successor	Predecessor
	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
Paper revenue	$136.5	$88.5	$218.1	$203.0
Machine lease revenue	22.5	14.7	38.7	34.4
Other revenue	4.1	3.2	11.1	6.7
Net sales	163.1	106.4	267.9	244.1
Cost of sales	97.4	61.2	153.3	131.7
Gross Profit	65.7	45.2	114.6	112.4
Selling, general and administrative	37.7	23.8	53.2	46.3
Transaction costs	0.3	7.4	3.3	0.4
Depreciation and amortization	17.2	17.7	43.2	41.9
Other operating expense (income), net	2.4	2.2	3.9	(7.4)
Income (loss) from operations	8.1	(5.9)	11.0	31.2
Interest expense	27.3	20.2	30.9	30.7
Foreign currency (gain) loss	0.7	(2.2)	(4.2)	14.2
Loss before income taxes	(19.9)	(23.9)	(15.7)	(13.7)
Income tax benefit	(2.7)	(4.9)	(7.1)	(41.4)
Net income (loss)	(17.2)	(19.0)	(8.6)	27.7

Other comprehensive income (loss):
Foreign currency translation adjustments	1.7	(4.0)	(7.4)	21.5
Interest rate swap hedge adjustment	1.7	—	—	—
Comprehensive income (loss)	$(13.8)	$(23.0)	$(16.0)	$49.2

Net income (loss) per share—basic and diluted

Net income (loss) per share		$(19,195.40)	$(8,697.61)	$27,801.44

Weighted-average shares outstanding		995	995	995

Two-class method

Net loss per common stock, Class A and C-basic and diluted	$(0.31)

Weighted average number of Class A and C common stock outstanding, basic and diluted	55,392,201

__________
See notes to consolidated financial statements.

RANPAK HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	Successor	Predecessor
	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$19.7	$17.5
Receivables, net of allowance for doubtful accounts of $0.2 in 2019 and 2018	36.1	31.5
Inventories, net of inventory reserves of $0.3 in 2019 and 2018	11.6	11.8
Income tax receivable	1.5	3.4
Prepaid expenses and other current assets	2.5	4.1
Total current assets	71.4	68.3

Property, plant and equipment, net	122.5	73.0
Goodwill	448.8	355.7
Intangible assets, net	458.6	293.7
Other assets	3.1	2.0
Total Assets	$1,104.4	$792.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$12.3	$12.3
Accrued liabilities and other	15.5	10.8
Current portion of long-term debt	1.6	4.4
Deferred machine fee revenue	2.5	0.3
Total current liabilities	31.9	27.8

Long-term debt	418.8	494.9
Deferred income taxes	115.0	69.8
Derivative instruments	4.6	0.2
Other liabilities	2.3	3.6
Total Liabilities	572.6	596.3

Commitments and Contingencies — Note 15
Shareholders' Equity
Common stock, $0.01 par; 1,000 shares authorized; 995 shares issued and outstanding at December 31, 2018	—	—
Class A common stock, $0.0001 par; 200,000,000 shares authorized, 64,293,741 shares issued and outstanding at December 31, 2019	—	—
Class C common stock, $0.0001 par value, 200,000,000 shares authorized, 6,511,293 issued and outstanding at December 31, 2019	—	—
Additional paid-in capital	557.5	291.4
Accumulated deficit	(29.1)	(69.9)
Treasury stock, zero shares, at December 31, 2019 and 5 shares, at cost, December 31, 2018	—	(1.5)
Accumulated other comprehensive income (loss)	3.4	(23.6)
Total Shareholders' Equity	531.8	196.4

Total Liabilities and Shareholders' Equity	$1,104.4	$792.7
__________
See notes to consolidated financial statements.

RANPAK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY - SUCCESSOR
(in millions, except share data)

	Ordinary Shares				Common Stock
	Class A		Class B		Class A		Class C		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 3, 2019	2,770,967	$—	11,250,000	$—	—	$—	—	$—	$16.9	$(11.9)	$—	$5.0

Forward Purchase Shares	15,000,000	—							—	—	—	—
Additional Shares Purchased	16,149,317	—							—	—	—	—
Conversion of Forward Purchase & Additional Shares	(31,149,317)	—			25,454,282	—	5,695,035	—	267.0	—	—	267.0
Shares Canceled			(3,854,664)	—					(33.0)	—	—	(33.0)
Convert Class B			(7,395,336)	—	6,663,953	—	731,383		63.4	—	—	63.4
Convert Public Shares					14,581,346	—			125.0	—	—	125.0
Convert Private Placement Warrants					658,051	—	84,875	—	6.4	—	—	6.4
Issue Director Shares					13,032	—			0.1	—	—	0.1
Public Shares Redeemed	(2,770,967)	—							—	—	—	—
Issue restricted stock units									1.7	—	—	1.7
Stock offering					16,923,077	—			110.0	—	—	110.0
Foreign currency translation									—	—	1.7	1.7
Interest rate swap hedge									—	—	1.7	1.7
Net loss									—	(17.2)	—	(17.2)

Balance at December 31, 2019	—	$—	—	$—	64,293,741	$—	6,511,293	$—	$557.5	$(29.1)	$3.4	$531.8

__________
See notes to consolidated financial statements.

RANPAK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY - PREDECESSOR
(in millions, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2016	1,000	—	291.4	$(89.0)	$—	$(37.8)	$164.6

Net income				27.7			27.7
Foreign currency translation						21.5	21.5
Purchase of treasury stock	(5)				(1.5)		(1.5)

Balance at December 31, 2017	995	—	291.4	(61.3)	(1.5)	(16.3)	212.3
Net loss				(8.6)			(8.6)
Foreign currency translation						(7.4)	(7.4)

Balance at December 31, 2018	995	—	291.4	(69.9)	(1.5)	(23.6)	196.4

Net loss				(19.0)			(19.0)
Foreign currency translation						(4.0)	(4.0)

Balance at June 2, 2019	995	$—	$291.4	$(88.9)	$(1.5)	$(27.6)	$173.4

__________
See notes to consolidated financial statements.

RANPAK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor		Predecessor
	June 3, 2019 through December 31, 2019		January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$(17.2)		$(19.0)	$(8.6)	$27.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31.7		26.6	64.5	61.1
Amortization of deferred financing costs	3.2		7.5	2.6	4.5
Loss on disposal of fixed assets	1.5		1.0	1.8	1.1
Deferred income taxes	(8.0)		(7.2)	(14.0)	(52.2)
Loss (gain) on derivative contract	6.8		—	(0.6)	(2.7)
Currency (gain)/loss on foreign denominated debt and notes payable	0.7		(2.4)	(4.2)	14.2
Amortization of restricted stock units	1.7		—	—	—
Contingent liability related to earn-out provision	(1.2)		—	2.6	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(7.6)		3.5	(1.9)	(9.0)
(Increase) decrease in inventory	4.5		(1.3)	0.3	(4.8)
(Increase) decrease in prepaid expenses and other assets	(0.1)		2.7	(0.5)	2.5
(Increase) decrease in other assets	0.2		(1.3)	0.5	(1.2)
Increase (decrease) in accounts payable	(13.5)		(2.8)	(1.2)	2.6
Increase in accrued liabilities	6.8		7.1	—	2.9
Increase (decrease) in other liabilities	0.1		2.3	0.7	(0.5)
Net cash provided by operating activities	9.6		16.7	42.0	46.2
Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(16.5)		(9.9)	(21.8)	(22.8)
Other capital expenditures	(2.7)		(0.6)	(3.0)	(4.2)
Total capital expenditures	(19.2)		(10.5)	(24.8)	(27.0)
Cash paid for acquisitions	(945.6)		—	—	(1.6)
Cash withdrawn from trust account	308.1		—	—	—
Patent and trademark expenditures	(0.4)		(0.3)	(0.5)	(0.5)
Net cash used in investing activities	(657.1)		(10.8)	(25.3)	(29.1)
Cash Flows from Financing Activities
Proceeds from issuance of term loans and credit facility	534.6		—	—	45.0
Proceeds from sale of common stock	424.7		—	—	—
Shares subject to Redemption	(158.3)		—	—	—
Financing costs of debt facilities	(12.6)		—	—	(0.7)
Payments on term loans and credit facility	(107.7)		(14.4)	(6.6)	(56.9)
Payment of deferred registration costs	(11.3)		—	—	—
Contingent liability payment	—		—	(1.1)	—
Repurchase of common stock	—		—	—	(1.6)
Payments of promissory note	(4.0)		—	—	—
Net cash provided by (used in) financing activities	665.4		(14.4)	(7.7)	(14.2)
Effect of Exchange Rate Changes on Cash	0.1	/\=-]	1.2	(0.1)	0.4
Net (Decrease) Increase in Cash and Cash Equivalents	18.0		(7.3)	8.9	3.3
Cash and Cash Equivalents, beginning of period	1.7		17.5	8.6	5.3
Cash and Cash Equivalents, end of period	$19.7		$10.2	$17.5	$8.6
__________
See notes to consolidated financial statements.

RANPAK HOLDINGS CORP.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)

Note 1 — Nature of Operations

Ranpak Holdings Corp. (formerly known as One Madison Corporation) is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-Commerce and industrial supply chains. Through proprietary protective packaging systems and paper consumables, the Company offers a full suite of protective packaging solutions. The Company’s business is global, with a strong presence in the United States and Europe. Throughout this report, when we refer to "Ranpak," the "Company," "we," "our," or "us," we are referring to Ranpak Holdings Corp. and all of our subsidiaries, except where the context indicates otherwise.

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

On June 3, 2019, the Company, consummated a business combination (the “Ranpak Business Combination”) pursuant to the Stock Purchase Agreement dated December 12, 2018 by and among the Company, Rack Holdings L.P., a Delaware limited partnership (“Seller”), and Rack Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of Seller (“Rack Holdings”). The Company, through its wholly owned subsidiary, Ranger Packaging LLC (the “Acquiring Entity”), acquired all of the issued and outstanding equity interests of Rack Holdings from Seller, on the terms and subject to the conditions set forth in the Stock Purchase Agreement. Refer to Note 8 for further discussion of the Ranpak Business Combination. In connection with the Ranpak Business Combination, the Company domesticated to a Delaware corporation on May 31, 2019 and changed its name to Ranpak Holdings Corp.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation —The accompanying consolidated financial statements are presented in U.S dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-K and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to annual financial information.

Predecessor and Successor Reporting—On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, pursuant to the Stock Purchase Agreement, and now owns 100% of Rack Holdings Inc. and its wholly owned subsidiaries. The Ranpak Business Combination is accounted for under the scope of Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) as One Madison was deemed to be the accounting acquirer while Rack Holdings was deemed the "Predecessor". Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (See Note 8 "Acquisitions").

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation and certain immaterial prior year amounts have been reclassified consistent with current year presentation. All amounts are in millions, except machine counts, share and per share amounts and are approximate due to rounding.
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among other items, assessing the collectability of receivables, asset retirement obligations, the use and recoverability of inventory, the estimation of fair value of financial instruments, the estimation of fair value of acquired assets and liabilities in a business combination and related purchase price allocation, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible assets and goodwill and other intangible assets, costs for incentive compensation and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the Consolidated Financial Statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates and such differences could be material.

Revenue Recognition—Beginning in the first quarter of 2019, the Company adopted a new revenue recognition standard. The new standard requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. Refer to the “New Accounting Standards,” section below for more information.

Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.

The Company sells its products to end users primarily through an established distributor network and direct sales to select end users. The Company’s protective packaging solutions fall into four broad categories: Void-Fill, Cushioning, Wrapping, and End of

Line Automation. The Void-Fill protective systems convert paper to fill empty spaces in secondary packages and protect objects. The Cushioning protective systems convert paper into cushioning pads. The Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items as well as to line boxes and provide separation when shipping multiple objects. Ranpak Automation is focused on highly automated, integrated systems for high-volume end-users. These systems are designed to help optimize the use of in-the-box packaging for these end-users, while fully automating their end of line packaging operations to improve speed and efficiency of operations. Our Ranpak Automation line enables end-users to optimize carton size to fit contents, apply glued lids to the box, and automatically place cushioning liners within boxes.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales on the Consolidated Statements of Operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net sales recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 11.3%, 11.3%, 9.5%, and 8.2% of sales in Successor period, the Predecessor period, and the years ended 2018 and 2017, respectively. Refer to Note 4, "Revenue Recognition, Contracts with Customers," of the Notes to consolidated financial statements for further discussion of revenue.

Assets recognized for the costs to obtain or fulfill a contract.

The Company recognizes incremental costs to fulfill a contract as an asset if such incremental costs are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.

The Company recognizes incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, the Company generally expenses sales commissions when incurred because the contract term is less than 1 year. These costs are recorded within sales and marketing expenses.

Shipping and Handling Costs—Costs incurred for the transfer and delivery of goods to customers are billed to customers and recorded as a component of cost of sales. Shipping and Handling cost totaled $2.1 million, $1.3 million, $4.6 million and $3.3 million for the Successor period, the Predecessor period, and the years ended December 31, 2018 and 2017, respectively.

Advertising Costs—Advertising cost includes cost associated with trade shows. We expense advertising costs as incurred within Selling, general and administrative expenses. Advertising cost totaled $0.2 million, $0.3 million, $0.6 million, and $0.2 million for the Successor period, the Predecessor period, and the years ended December 31, 2018 and 2017, respectively.

Research and Development Costs—We expense research and development costs as incurred. Research and development costs totaled $0.9 million, $1.2 million, $2.4 million, and $2.2 million for the Successor period, the Predecessor period, and the years ended December 31, 2018 and 2017, respectively, and are included in Other operating expense (income), net.

Cash and Cash Equivalents— Cash and cash equivalents include securities with original maturities of three months or less and cash in bank.

Accounts Receivable—The Company provides credit in the normal course of business to its customers and does not require collateral. Trade receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The valuation reserve is based upon historical loss experience, current economic conditions within the industries the Company serves as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or, if later, as proscribed by statutory regulations.

Inventories—Inventories consist of unprocessed and finished paper and are stated at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value.

Property, Plant and Equipment—Property, plant, and equipment, including amounts under capital lease, are stated at cost less accumulated depreciation. Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives as follows:

Estimated Useful Lives
Buildings and improvements	2 to 20 years
Machinery and equipment	2 to 10 years
Converting machines	3 to 5 years
Computer and office equipment	2 to 10 years
Assets under capital lease	3 years

Goodwill and Identifiable Intangible Assets, Net—Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the assembled workforce, new customers and the replacement of customer and technology attrition.

Goodwill—Goodwill is not subject to amortization but is tested for impairment annually as of October 1, through a qualitative or quantitative assessment and when events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identifiable intangible assets consist primarily of patents, customer/distributor relationships, and trademarks. We amortize finite lived identifiable assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 10 to 15 years, on a straight-line basis and periodically review them for impairment. Trademarks are accounted for as indefinite-lived intangible assets and, accordingly, are not subject to amortization.

We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 9, “Goodwill, Long-Lived and Identifiable Intangible Assets, Net” of the Notes to Consolidated Financial Statements for further details.

Impairment of Long-lived Assets—The Company reviews its long-lived assets, including finite-lived intangible assets and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset groups’ fair value, as determined based on discounted future cash flows, asset appraisals or market values of similar assets.

See Note 9, “Goodwill, Long-Lived and Identifiable Intangible Assets, Net,” of the Notes to consolidated financial statements for further details.

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

We use interest rate swap contracts to manage interest rate exposures. Derivatives are recorded in the consolidated balance sheets at fair value. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The changes in the fair values of derivatives not designated as hedges are recognized directly in earnings, as a component of interest expense. Prior to September 25, 2019, the Company did not apply hedge accounting to its outstanding interest rate swap, and changes in fair value were recorded directly to interest expense.

See Note 11, "Derivative Instruments," of the Notes to consolidated financial statements for further details.

Foreign Currency—The nature of business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The functional currency of the Company’s operating subsidiaries outside the U.S. is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated into U.S. dollars using average monthly exchange rates.

Commitments and Contingencies, Litigation—On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, we make estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

Share-Based Incentive Compensation—The Company’s shareholders approved the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Plan”) at its Annual Meeting of Shareholders on February 20, 2019. The purpose of the 2019 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. The 2019 Plan is an omnibus plan that may provide these incentives through grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company. See Note 16, “Stock Based Compensation,” of the Notes to the consolidated financial statements for further information on this plan.

We record share-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in cost of sales and in selling, general and administrative expense, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. Share-based incentive compensation expense includes actual forfeitures incurred. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.

Employee Benefit Plans—The Company’s U.S. employees participate in a defined contribution plan and health and life insurance plans sponsored by the Company. A Company subsidiary, Ranpak B.V., participates in a multiemployer benefit plan, Corporate Pension Fund for Cardboard and Flexible Packaging Business (“the B.V. Plan”), in the Netherlands, which provides retirement benefits to all Ranpak B.V. employees. As a participant in the multi-employer benefit plan, the Company recognizes as expense in each period for the required contributions to the multi-employer benefit plans.

See Note 13, “Employee Benefit Plans,” of the Notes to consolidated financial statements for information about the Company’s benefit plans.
Income Taxes—The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, Management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Comprehensive Income (Loss)—Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) amounts attributable to foreign currency translation adjustments and the effect of our interest rate swap hedge, net of tax, as applicable.

Net Earnings (Loss) per Common Share—Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are treated as participating securities and therefore included in computing earnings per common share using the “two-class method.” The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. Non-vested restricted stock issued under our Omnibus Plan are considered participating securities since these securities have non-forfeitable rights to dividends when we declare a dividend during the contractual vesting period of the share-based payment award and are therefore included in our earnings allocation formula using the two-class method. When calculating diluted net earnings per common share, the more dilutive effect of applying either of the following is presented: (a) the two-class method (described above) assuming that the participating security is not exercised or converted, or, (b) the treasury stock method for the participating security. Our diluted net earnings per common share for all periods presented was calculated using the two-class method since such method was more dilutive.

See Note 18, “Earnings/Loss Per share,” of the Notes to consolidated financial statements for further details.

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
Supplemental Cash Flow Information and Non-Cash Investing Activities—Supplemental cash information is as follows:

	Successor	Predecessor
	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017
Supplemental Cash Flow Information:
Interest Paid	$15.8	$12.5	$29.0	$26.8
Taxes Paid	$4.3	$4.0	$7.6	$8.3

Non-Cash Investing Activities:
Capital Leases	$—	$—	$0.2	$—

Recently Adopted Accounting Standards—In May 2014, the FASB issued a new standard Topic 606, "Revenue Recognition, Contracts with Customers", that supersedes most current revenue recognition guidance and modifies the accounting for certain costs associated with revenue generation. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The standard provides a number of steps to follow to achieve that principle and requires additional financial statement disclosures related to the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new revenue standard on the first day of fiscal 2019, using the modified retrospective method, and applied the standard to contracts that were not complete as of the adoption date. The change in revenue recognition applied to contracts entered into for its Automation business and did not result in a a material change to revenue recognized for the years ended December 31, 2019 and 2018.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 of the goodwill impairment model. Step 2 measures a goodwill impairment loss by comparing the implied value of a reporting unit’s goodwill with the carrying amount of that goodwill. An entity would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized is limited to the amount of goodwill allocated to that reporting unit. The Company adopted the amendment effective October 1, 2019. The adoption of this standard did not have an impact on the Company’s financial position, results of operations and cash flows.
In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not impact our financial position or results of operations.
Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020 with early adoption permitted. On October 16, 2019, the FASB delayed the implementation of ASU 2016-02 for private companies until fiscal years beginning after December 15, 2020. The Company will adopt this standard in accordance with the private company guidance given its status as an Emerging Growth Company ("EGC"), is assessing the potential impact of the new standard on the consolidated financial statements and the change in adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its financial position, results of operations, cash flows and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this new guidance will have on its related disclosures.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. ASU 2018-15 allows for either retrospective adoption or prospective adoption to all implementation costs incurred after the date of adoption. We plan to adopt this standard prospectively effective for annual periods beginning January 1, 2020 and do not expect that the adoption of this new standard will have a material impact on our financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes.” The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The ASU also clarifies and amends existing guidance to improve consistent application among reporting entities. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that reporting period; however, early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

Note 3 — Segment and Geographic Information
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
The Company attributes revenue to individual countries based on the Company’s selling location. The Company’s products are primarily sold from North America and Europe. The following table presents a summary of total net sales from external customers and long-lived assets by geographic location:

	Successor	Predecessor
	December 31, 2019	December 31, 2018
Total long-lived assets
North America	$62.4	$34.0
Europe	60.1	39.0
Total	$122.5	$73.0

	Successor	Predecessor
	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018
Net sales
North America	$81.8	$50.1	$131.4
Europe	81.3	56.3	136.5
Total	$163.1	$106.4	$267.9
As of the Successor period, December 31, 2019, and the Predecessor period, December 31, 2018, 49.1%, and 53.4%, respectively, of the Company’s long-lived assets were located outside of North America. The Company’s customers are not concentrated in any specific geographic region. During the Successor period, Predecessor period, and year ended December 31, 2018, one customer accounted for approximately 10.0%, 8.5%, and 10.8% of total revenues, respectively.

Note 4 — Revenue Recognition, Contracts With Customers

Description of Revenue Generating Activities

We employ sales, marketing and customer service personnel throughout the world who sell and market our products and services to and/or through a large number of distributors as well as directly to end-users. As discussed in Note 3, "Segment and Geographic Information," of the Notes to Consolidated Financial Statements, we have determined that we have two operating segments which are aggregated into one reportable segment, Ranpak.

Ranpak provides environmentally sustainable, system based, product protection solutions for e-commerce and industrial supply chains. We employ a razor/razor-blade business model that is designed to generate recurring sales through our value-added paper consumables for use exclusively in our installed base of protective packaging systems. Through our proprietary protective packaging systems and value-added kraft paper consumables, we offer reliable, fast and effective environmentally sustainable products. Our extensive distributor network and direct sales allows us to meet the needs of a variety of end-users from small businesses to global corporations. The industries we serve include leading e-commerce companies, as well as suppliers and sellers of automotive after-market parts, IT/electronics, machinery, home goods, industrial, warehouse/transportations services and healthcare. Our products provide our customers with cushioning, void-fill and wrapping solutions through our PadPak, FillPak, WrapPack, Geami and ReadyRoll product offerings.

In 2017 we acquired Neopack, Solutions S.A.S., which provides highly-customized Automation solutions under the brand name “Ranpak Automation.” Our Ranpak Automation product line is focused on designing, manufacturing, and selling highly automated, turn-key integrated box-sizing systems to high-volume end-users. We are in the process of expanding Ranpak Automation's offering to grow the ongoing spare parts design and service business. The systems are designed to help minimize the use of in-the-box packaging for these end-users while fully automating their end of line operations.

Identify Contract with the Customer:
Ranpak sells paper consumables to two types of customers: distributor and direct. For both customer types, the customer is granted the right to use Ranpak machine(s) for which Ranpak charges an annual or quarterly fixed fee or may waive the fee at Management’s discretion. For both arrangement types, (i.e. fixed fee and waived fee), Ranpak has determined that there is a multiple element arrangement which contains a lease component (the right to use the machine) and a non-lease component (the paper consumables). The remainder of Ranpak’s revenue is derived from sales of automation machines, Ranpak Automation. In association to the sale of automation machines, Ranpak sells extended warranties, preventative maintenance services, spare parts and spare part packages, and consulting services.
Paper consumables sales for both distributor agreements and direct agreements, the Company has determined the contract to be a combination of the master service agreement ("MSA") and purchase order ("PO"). The MSA contains general terms and conditions which govern the agreement, including general payment terms. Individual PO’s must be placed underneath the terms of the MSA to order specific paper products which Ranpak promises to deliver. The PO contains relevant details of the contract including the type of paper, quantity, unit price, total price, as well as payment terms and estimated delivery date. Under the MSA, multiple PO’s for one customer may be placed at or near the same time.
In situations where there are multiple PO’s issued at or near the same time to the same customer, Ranpak treats each PO in combination with the MSA as a separate contract for revenue recognition purposes.
To provide automation solution goods and services, an agreement is documented and agreed to between Ranpak and the customer. This is in the form of a proposal contract for automation machines with separate proposals for related goods and services. Typically, machines have their own proposal, and other related goods and services such as preventative maintenance, and spare parts have a separate proposal with these goods and services all detailed. These written agreements outline the terms and conditions for respective transactions between Ranpak and their customers and represent contracts with enforceable rights. For each type of contract, there are various levels of termination provisions that each party has.
Ranpak recognizes revenue from each automation machine separately, on a contract by contract basis (i.e. by individual machine). Ranpak recognizes revenue on maintenance contracts and spare parts separately from their automation machine sales. Each contract represents its own unit of accounting. Ranpak uses an input method, based on percentage of completion of cost and effort incurred to recognize automation revenue.

Performance Obligations:
The most common goods and services determined to be distinct performance obligations are consumables/materials, equipment sales, and maintenance. Free on loan and leased equipment is typically identified as a separate lease component in scope of Topic

840. The other goods or services promised in the contract with the customer in most cases do not represent performance obligations because they are neither separate nor distinct, or they are not material in the context of the contract.

Transaction Price and Variable Consideration:
Ranpak has many forms of variable consideration present in its contracts with customers, including rebates and other discounts. We estimate variable consideration using either the expected value method or the most likely amount method as described in the standard. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

For all contracts that contain a form of variable consideration, Ranpak estimates at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determines how much consideration is payable to the customer or how much consideration Ranpak would be able to recover from the customer based on the structure of the type of variable consideration. In most cases the variable consideration in contracts with customers results in amounts payable to the customer by the Company. Ranpak adjusts the contract transaction price based on any changes in estimates each reporting period and performs an inception to date cumulative adjustment to the amount of revenue previously recognized.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net sales recognized by us in the period of adjustment.

The Company does not adjust consideration in contracts with customers for the effects of a significant financing component if the Company expects that the period between transfer of a good or service and payment for that good or service will be one year or less. This is expected to be the case for the majority of contracts.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales on the Consolidated Statements of Operations and Comprehensive Income.

Allocation of Transaction Price:

Ranpak determines the standalone selling price for a performance obligation by first looking for observable selling prices of that performance obligation sold on a standalone basis. If an observable price is not available, we estimate the standalone selling price of the performance obligation using one of the three suggested methods in the following order of preference: adjusted market assessment approach, expected cost plus a margin approach, and residual approach.

Ranpak often offers rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and Ranpak's efforts to provide consumables.

Transfer of Control:

Revenue is recognized upon transfer of control to the customer. Revenue for consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. For equipment sales, revenue is recognized based on an input method, based on percentage of completion of cost and effort incurred. Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract. Lease components within contracts with customers are recognized in accordance with Topic 840.

For the periods below, net revenues from contracts with customers summarized by Segment Geography were as follows:

	Successor	Predecessor
	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
North America	$70.8	$43.0	$112.4	$111.5
Europe	69.9	48.8	116.8	98.2
Topic 606 Segment Revenue	140.7	91.8	229.2	209.7
Leasing Revenue	22.4	14.6	38.7	34.4
Total	$163.1	$106.4	$267.9	$244.1

North America consists of the United States, Canada and Mexico; Europe consists of European, Asian (including China), Pacific Rim, South American and African countries.

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned. Deferred revenue represents contractual amounts received from customers that exceeds percentage of project completion that is in excess of costs incurred for automation equipment sales. Our enforceable contractual obligations amount to $2.5 million and $0.3 million as of December 31, 2019 and 2018, respectively, tend to be short term in nature with a duration of less than one year and are included in Current Liabilities on the balance sheet.

Note 5 — Inventories, Net

The following table details our inventories, net:

	December 31,
	Successor	Predecessor
(in millions)	2019	2018
Raw materials	$7.2	$4.1
Finished goods	4.7	8.0
Total inventories	11.9	12.1
Less reserve for obsolescence	(0.3)	(0.3)
Total inventories, net	$11.6	$11.8

Note 6 — Property, Plant and Equipment, Net

The following table details our property, plant and equipment, net:

	December 31,
	Successor	Predecessor
(in millions)	2019	2018
Land	$4.1	$3.9
Buildings and improvements	8.1	7.0
Machinery and equipment	13.0	15.0
Other property and equipment	6.7	8.7
Converting machines	105.9	112.4
Property, plant and equipment	137.8	147.0
Accumulated depreciation and amortization	(15.3)	(74.0)
Property, plant and equipment, net	$122.5	$73.0

The following table details our depreciation expense for property, plant and equipment:

	Successor	Predecessor
	June 3, through December 31,	January 1, through June 2,	December 31,
(in millions)	2019	2019	2018	2017
Cost of sales	$14.6	$8.9	$21.2	$19.2
Selling, general and administrative	0.8	0.7	1.6	1.1
Total depreciation	$15.4	$9.6	$22.8	$20.3

The Company did not capitalize any interest from January 1, 2019 through June 2, 2019; June 3, 2019 through December 31, 2019, and for the years ended December 31, 2018 and 2017.

There were no material impairments of property, plant and equipment from January 1, 2019 through June 2, 2019; June 3, 2019 through December 31, 2019, and for the years ended December 31, 2018 and 2017.

The Company has recorded asset retirement obligations related to its plants and equipment on a consolidated basis. These retirement obligations were recorded at a present value of approximately $0.7 million as part of the fair value adjustments recorded for the Ranpak Business Combination. During the successor period, Ranpak, accreted $21.0 thousand as interest expense.

Note 7 — Accrued Liabilities
The components of accrued liabilities were as follows at:

	December 31,
	Successor	Predecessor
(in millions)	2019	2018
Employee compensation	$3.6	$2.3
Taxes	2.4	1.1
Professional fees	1.6	3.2
Bonus	3.3	2.5
Interest	2.2	0.3
Other	2.4	1.4
Accrued Liabilities	$15.5	$10.8

Note 8 — Acquisitions
Ranpak Business Combination—On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, the Ranpak Business Combination, pursuant to the Stock Purchase Agreement for consideration of $794.9 million and €140.0 million ($160.8 million) in cash, (A) $341.5 million and €140.0 million of which was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the Stock Purchase Agreement and (B) the remainder of which was paid to Seller. The purchase price paid at Closing was estimated and subject to customary post-Closing adjustments which included an adjustment of $0.7 million for net working capital and as additional consideration.

The Ranpak Business Combination is accounted for under ASC 805. Pursuant to ASC 805, the Company has been determined to be the accounting acquirer. Refer to Note 1, "Nature of Operations," for more information. Rack Holdings constitutes a business with inputs, processes, and outputs. Accordingly, the acquisition of Rack Holdings constitutes the acquisition of a business for purposes of ASC 805 and due to the change in control of Rack Holdings was accounted for using the acquisition method. The Company recorded the fair value of assets acquired and liabilities assumed from Rack Holdings.

The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of December 31, 2019, the Company completed its evaluation of net working capital as part of the purchase price paid at Closing and paid additional consideration of $0.7 million. The Company continues to evaluate the fair value of the acquired intangible assets and equipment. As such, to the extent of these estimates, the purchase price allocation is preliminary and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Any adjustments will be recognized in the reporting period in which the adjustment amounts are determined.
The following represents the preliminary purchase price allocation for the Ranpak Business Combination:

Amount
Total Consideration	$955.7

Cash and cash equivalents	10.1
Accounts receivable	28.2
Inventories	16.1
Property, plant and equipment	119.5
Other assets	4.8
Intangible assets	473.7
Total identifiable assets acquired	652.4
Accounts payable	8.6
Accrued expenses	7.4
Other liabilities	5.0
Deferred tax liabilities	122.9
Net identifiable liabilities acquired	143.9
Goodwill	$447.2

Intangible assets and property, plant and equipment balance comprise the following:

	Preliminary Fair Value	Remaining Useful Lives
Patented/Unpatented Technology	$164.1	10
Customer/Distributor Relationships	198.6	15
In-Process Research & Development	5.0	10	(1)
Trade Names/Trademarks	106.0	Indefinite
Total Preliminary Fair Value	$473.7
(1) Until In-Process Research & Development projects become viable, these assets have an indefinite life and are subject to impairment

Machinery and Equipment	$17.7	5
Converting machines	90.4	3 - 7
Buildings and Improvements	7.4	15
Land	4.1	N/A
Total Preliminary Fair Value	$119.5

The preliminary fair values for the trade names/trademarks, patented/unpatented technology, and in-process R&D were determined using the Relief-from-Royalty Method, which is a combination of an Income Approach and Market Approach. The preliminary fair value for customer/distributor relationships was determined using the Multi-Period Excess Earnings Method, which is an Income-based Approach.
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

Transaction costs incurred in the Ranpak Business Combination totaled $48.0 million. Of this amount, $12.6 million was classified as debt issuance costs, including $1.7 million presented as assets and $10.9 million presented as a reduction to debt within the condensed consolidated balance sheets. Transaction costs expensed in the Successor Period from June 3, 2019 through December 31, 2019 amounted to $0.3 million, with an additional $7.4 million expensed in the Predecessor Period from January 1, 2019 through June 2, 2019 within income from operations in the condensed consolidated statement of operations.

Amount
Deferred financing costs	$12.6
Transaction costs (including $11.3 million of IPO costs)	25.6
Payment of accrued transaction costs	9.8
Total	$48.0

Debt issuance costs:
Presented as reduction to debt	$10.9
Presented as asset	1.7
Total debt issuance costs	$12.6

The following unaudited information represents the supplemental pro forma results of the Company’s consolidated statement of operations as if the Ranpak Business Combination occurred on January 1, 2018, for the years ended and December 31, 2019 and 2018, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in millions):

	December 31,
	2019	2018
Net Sales	$273.6	$266.1

Net (loss) income	$(9.7)	$(3.9)

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
The e3NEO Purchase Agreement contained a contingent consideration arrangement that required the Company to pay e3NEO a “Next Generation Machine Payment”, which was computed by the Company based on certain criteria established in the e3NEO Purchase Agreement. The criteria included, but were not limited to, the design and development by e3NEO of a prototype of the “Next Generation Machine” as defined in the e3NEO Purchase Agreement. The maximum amount payable, $1.1 million, was recorded as contingent consideration, all of which was paid in 2018.
Additionally, the e3NEO Purchase Agreement contains an earn-out provision whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million (the “Minimum Earn-Out Amount”), and (ii) the trailing twelve (12) month earnings before income taxes, depreciation and amortization of the business calculated as of December 31, 2020 multiplied by forty-eight percent (48%). In order to be eligible to receive the Minimum Earn-Out Amount pursuant to the purchase agreement, e3NEO must have caused the business to receive purchase orders from customers and receive sign-off from customers upon completion of a successful factory acceptance test related to certain next generation machines on or before December 31, 2019 subject to reasonable approval of the Company. The conditions of the earn-out were not achieved and the Company has agreed to a settlement arrangement with the former majority owner of e3NEO, which arrangement is subject only to final administrative approval by French authorities.  The arrangement would provide, among other things, for a payment to the earn-out counterparties in the amount of approximately $1.6 million of which $1.4 million was accrued at December 31, 2019 with the remainder, $0.2 million, anticipated to be expensed during 2020. The arrangement would also provide the former majority owner of e3neo with certain additional amounts upon his severance from the company, including statutory severance, non-compete and consulting amounts under French law. These additional amounts will be expensed in 2020.

Note 9 — Goodwill, Long-Lived and Identifiable Intangible Assets, Net

Goodwill

We review goodwill for impairment on a reporting unit basis annually during the fourth quarter of each year, using a measurement date of October 1st, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment by reporting unit as of October 1, 2019, during the fourth quarter of 2019. This assessment included consideration of key factors including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events. We concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. As such, it was not necessary to perform a quantitative goodwill impairment test. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed as of October 1, 2019.

As noted above, it was determined under a qualitative assessment that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. Therefore, there was no impairment of goodwill. However, if events or circumstances change in future periods, the Company may be required to perform a quantitative test. If we were required to perform a quantitative test, the amount of the impairment charge to be recognized would be the amount by which the carrying value exceeded the estimated fair value at a reporting unit level.

The future occurrence of a potential indicator of impairment, such as a decrease in expected net earnings, adverse equity market conditions, a decline in current market multiples, a decline in our common stock price, a significant adverse change in legal factors or business climates, an adverse action or assessment by a regulator, unanticipated competition, strategic decisions made in response to economic or competitive conditions, or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could require an interim assessment for some or all of the reporting units before the next required annual assessment. In the event of significant adverse changes of the nature described above, we might have to recognize a non-cash impairment of goodwill, which could have a material adverse effect on our consolidated financial condition and results of operations.

Allocation of Goodwill to Reporting Segments

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

(in millions)	North America	Europe	Total
Gross carrying value at December 31, 2017 (Predecessor)	$260.0	$100.3	$360.3
Currency translation	—	(4.6)	(4.6)
Gross carrying value at December 31, 2018 (Predecessor)	260.0	95.7	355.7
Currency translation	—	(2.5)	(2.5)
Gross carrying value at June 2, 2019 (Predecessor)	260.0	93.2	353.2

Fair value adjustment due to the Ranpak Business Combination	342.3	104.9	447.2
Additions to goodwill	0.7	—	0.7
Currency translation	—	0.9	0.9
Gross carrying value at December 31, 2019 (Successor)	$343.0	$105.8	$448.8

Identifiable Intangible Assets, net

Finite-lived intangible assets consist of patented and unpatented technology and customer/distributor relationships.

Customer/Distributor relationships

The company maintains relationships with a network of distributors worldwide. The distributors agree to exclusively supply the Company's paper systems as their only paper-based solution, and in turn, benefit from training, sales support and custom-engineered solutions. Historically, customer/distributor relationships intangible assets have estimated economic lives approximating 10 years and are amortized on a straight-line basis.

Patented and Unpatented Technology

The Company is a provider of protective paper packaging systems. The patented and unpatented technology enables the Company to provide products and systems, including cushioning, void-fill and wrapping to its customers worldwide.

Indefinite-lived intangible assets consist of trademarks and tradenames.

Trademarks/Tradenames

Trademarks/tradenames are accounted for as indefinite-lived intangible assets and, accordingly, are not subject to amortization. The Company performs an annual test of these assets at October 1, or more frequently if impairment indicators arise. The impairment reviews performed, confirmed that the fair value of the Company's trademark/tradename portfolio exceeded the carrying value, and accordingly, there was no impairment of such indefinite-lived intangible assets for that period. The Company's estimated fair value of trademarks/tradenames as of its impairment testing date are based on various assumptions and estimates, including an estimated weighted-average cost of capital, royalty rate, residual growth rate and forecasted operating results. If the Company is not able to achieve forecasted operating results in future periods, its estimate of fair values of trademarks/tradenames could be adversely impacted.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including finite-lived intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill and indefinite lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset groups' fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	Successor			Predecessor
	December 31, 2019			December 31, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$199.5	$(7.9)	$191.6	$259.1	$(110.1)	$149.0
Patented/unpatented technology	164.5	(8.5)	156.0	153.0	(64.5)	88.5
In-process research and development	5.0	—	5.0	—	—	—
Total intangible assets with definite lives	369.0	(16.4)	352.6	412.1	(174.6)	237.5
Trademarks/tradenames with indefinite lives	106.0	—	106.0	56.2	—	56.2
Total identifiable intangible assets, net	$475.1	$(16.4)	$458.6	$468.3	$(174.6)	$293.7

At December 31, 2019, intangible assets increased due to Ranpak Business Combination. See Note 8, "Acquisitions," to the Notes to consolidated financial statements for additional information related to this transaction.

The following table shows the remaining estimated amortization expense for our finite intangible assets at December 31, 2019:

(in millions)
Year	Amount
2020	$28.0
2021	28.0
2022	28.0
2023	28.0
2024	28.0
Thereafter	207.6

Amortization expense was $16.3 million in the Successor period of June 3, 2019 through December 31, 2019, $17.0 million in the Predecessor period from January 1, 2019 through June 2, 2019, $41.6 million in 2018 and $40.8 million in 2017.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of December 31, 2019:

(in millions)	Remaining Weighted-Average Useful Life
Customer/distributor relationships	14.4
Patented/unpatented technology	10.6
Total identifiable assets, net with definite lives	13.3

Note 10 — Long-Term Debt
Successor
In connection with the Closing of the Ranpak Business Combination, Ranger Pledgor LLC ("Holdings"), Ranger Packaging LLC (the "US Borrower") and Ranpak B.V (the "Dutch Borrower" and together with the US Borrower, the "Borrowers"), entered into a First Lien Credit Agreement that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures seven years after the closing date and the Revolving Facility matures five years after the Closing Date. In December 2019, the Company closed on a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility. As of December 31, 2019, no amounts are outstanding under the Revolving Facility.

At December 31, 2019 long-term debt consisted of the following (in millions):

First Lien Dollar Term Facility	$270.9
First Lien Euro Term Facility (139.7 million Euro)	157.3
Revolving Facility	—
Total Debt	428.2
Less deferred financing costs, net	(7.8)
Less current portion	(1.6)
Long-term Debt	$418.8

Maturities of debt at December 31, 2019 are as follows:

Year Ended December 31,	(in millions)
2020	$1.6
2021	1.6
2022	1.6
2023	1.6
2024	1.6
Thereafter	420.2
$428.2

Deferred financing costs represent costs incurred in connection with the issuance or amendment of the Company’s debt agreements. Deferred financing costs are amortized over the terms of the related debt, using the effective interest method, and recognized as a component of interest expense in the consolidated statement of operations and comprehensive income (loss). As a result of the $107.7 million debt payment made in December 2019, the Company accelerated the amortization of approximately $2.0 million of deferred financing costs, which is included in interest expense.
Borrowings under the Facilities, at the Borrowers' option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and 2.75% with respect to base rate borrowings (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based stepup to an applicable margin equal to 400 basis points for eurocurrency borrowings. The interest rate at December 31, 2019 was 5.46%.
In connection with the debt financing, the Company, entered into a business combination contingent interest rate swap in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the Facilities. The fixed rate payable under the swap was 2.56%. The interest rate swap became effective and was novated to the Company on the closing date in the amount of $4.7 million to mature on June 3, 2022. On September 25, 2019, the Company entered into two new interest rate swaps, one that lowered the rate on the $200.0 million notional amount to 2.31% and extended the maturity for one year and the second on a new $50.0 million notional amount to 1.50%. Both interest rate swaps have matching maturities of June 1, 2023. The Company was able to apply hedge accounting to both of these swap arrangements the details of which are further explained in Note 11 to the consolidated financial statements.
The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility.
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

The Facilities imposed restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock, (ii) prepay, redeem or purchase other debt, (iii) incur liens, (iv) make loans, guarantees, acquisitions and other investments, (v) incur additional indebtedness, (vi) engage in sale and leaseback transactions, (vii) amend or otherwise alter debt and other material agreements, (viii) engage in mergers, acquisitions and asset sales, (ix) engage in transactions with affiliates and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. The Company was in compliance with all of its financial covenants as of December 31, 2019.

On February 14, 2020, Ranger Packaging LLC, a Delaware limited liability company (“U.S. Borrower”), Ranpak B.V., (the “Dutch Borrower”; the U.S. Borrower and the Dutch Borrower, the “Borrowers”), Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 (as defined below) and Goldman Sachs Lending Partners LLC (the “Administrative Agent”) entered into the Amendment No. 1 to First Lien Credit Agreement (“Amendment No. 1”) to amend the First Lien Credit Agreement, dated as of June 3, 2019 among the Borrowers, Holdings, the lenders, the issuing banks and the Administrative Agent (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”).

Among other things, the Amendment No. 1 amends the Credit Agreement such that (x) the requirement of the Borrowers to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (y) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10,000,000 and 10% of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) (increased from the greater of $7,000,000 and 7% of Consolidated Adjusted EBITDA) as of the last day of the most recently ended four fiscal quarter period for which financial statements have been delivered.
Predecessor
At December 31, 2018, long-term debt consisted of the following (in millions):

December 31,
2018
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
At the Closing of the Ranpak Business Combination, Rack Holdings' existing debt, which amounted to approximately $487.6 million, was repaid in full. At the date of the transaction, the remaining $6.3 million of deferred finance costs were written-off.

Amortization and accumulated amortization of deferred financing costs was as follows:

	Successor	Predecessor
	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
Amortization of deferred financing costs	$3.2	$7.5	$2.6	$4.5

	Successor	Predecessor
	December 31, 2019	December 31, 2018	December 31, 2017
Accumulated amortization of deferred financing costs	$3.2	$15.5	$12.8

Note 11 — Derivative Instruments
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
Interest Rate Swap
On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The interest rate swap became effective on the Closing of the Ranpak Business Combination and will terminate on the third anniversary of the Closing. The interest rate swap economically converts a portion of the variable rate debt to fixed rate debt. The Company receives floating interest payments monthly based on one-month LIBOR, and paid a fixed rate of 2.56% to the counterparty. On September 25, 2019, the Company entered into two new interest rate swaps, one that lowered the rate on the $200.0 million notional amount to 2.31% and extended the maturity for one year and the second on a new $50.0 million notional amount to 1.50%. Both interest rate swaps have matching maturities of June 1, 2023. The Company was able to apply hedge accounting to both of these swap arrangements.

On September 25, 2019, the Company began applying hedge accounting to the two new interest rate derivatives. Changes in fair value are recorded to interest expense. The fair value of the hedging instrument is a liability of $5.0 million consisting of a long-term liability of $4.6 million, a short-term liability of $0.4 million as of December 31, 2019 with corresponding charges recorded as a component of interest expense and other comprehensive income, as discussed below. The Company recognized a loss of $(6.6) million in interest expense in the consolidated statement of operations and comprehensive income (loss) for the period of June 3, 2019 through December 31, 2019. No gains or losses were recognized prior to June 3, 2019.
Hedges of Interest Rate Risk
The Company enters into interest rate swap contracts to manage variability in the amount of our known or expected cash payments related to portions of our variable rate debt. On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200.0 million to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The interest rate swap became effective on the Closing of the Ranpak Business Combination and will terminate on June 3, 2023. The interest rate swap economically converts a portion of the variable rate debt to fixed rate debt. The Company received floating interest payments monthly based on one-month LIBOR, and paid a fixed rate of 2.56% to the counterparty.

Prior to September 25, 2019, the Company did not apply hedge accounting to the interest rate derivative. Changes in fair value were recorded to interest expense. On September 25, 2019, the Company amended the existing interest rate swap for the notional amount of $200.0 million to extend its term and concurrently entered into an incremental $50.0 million notional swap with similar terms. As of December 31, 2019, our interest rate swap contracts have a combined notional of $250.0 million and terminate on June 1, 2023. The risk management objective in using interest rate swaps is to add stability to interest expense and to manage our exposure to interest rate movements. Beginning in September 2019, our interest rate swaps were designated as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net.

As of December 31, 2019, unrealized gains of $1.7 million were recorded to other comprehensive loss, and zero was reclassified out of accumulated other comprehensive loss to interest expense as no payments were made to the swap counterparty. No amounts related to cash flow hedges were recognized in other comprehensive loss prior to September 25, 2019, as the Company had not previously designated its interest rate swaps as hedges. As of December 31, the Company does not anticipate having to reclassify any of the net hedging gains from accumulated other comprehensive loss into earnings during the next 12 months to offset the variability of the hedged items during this period.

The following table summarizes the total fair value of derivative assets and liabilities as of December 31, 2019. The Company had no derivative positions as of December 31, 2018:

	Fair Value as of December 31, 2019
(in millions)	Other Assets	Current Liabilities	Non-current Liabilities
Interest rate swaps not designated as accounting hedge	$—	$—	$—
Interest rate swaps designated as accounting hedge	—	0.4	4.6
Total derivatives	$—	$0.4	$4.6

The following table presents the effect of our derivative financial instruments on our consolidated statement of operations. The income effects of our derivative activities are reflected in Interest expense. There were no gains or losses recorded prior to June 3, 2019 (the Predecessor Period):

(in millions)	June 3, 2019 through December 31, 2019
Total interest expense presented in the statement of operations	$27.3
Derivatives designated as hedging instruments:
Cash flow hedges- interest rate swaps	$(0.1)
Derivatives not designated as hedging instruments:
Interest rate Swap	$(6.5)

Note 12 — Fair Value Measurement
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
The carrying values of cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of December 31, 2019 and December 31, 2018. The carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of the Company's financial instruments as of December 31, 2019 and December 31, 2018:

	Carrying	Fair	Fair Value Measurements
As of December 31, 2019	Amount	Value	Level 1	Level 2	Level 3

Long-term debt	$428.2	$428.2	$—	$428.2	$—
Derivative liability	$5.0	$5.0	$—	$5.0	$—

	Carrying	Fair	Fair Value Measurements
As of December 31, 2018	Amount	Value	Level 1	Level 2	Level 3

Long-term debt	$506.5	$506.5	$—	$506.5	$—
Earn-out contingent liability	$2.6	$2.6	$—	$—	$2.6

Note 13— Employee Benefit Plans
Defined Contribution Plan
The Company maintains a 401(k) defined contribution savings and retirement plan (the "Plan") for substantially all of its U.S. employees. Subject to Internal Revenue Code limitations, an employee may elect to contribute an amount up to 25% of compensation during each plan year. The Plan provides for matching contributions of 50% of each employee's voluntary contributions up to a maximum matching contribution of 3% of the employees compensation. The Plan also permits unmatched employee after-tax contributions subject to certain limitations. Total employer contributions made under the Plan were approximately $0.2 million for the Successor period, $0.1 million for the Predecessor period, and $0.3 million for each of the years ended December 31, 2018 and 2017.
Multi-Employer Benefit Plan
The Company maintains and participates in multiemployer benefit plans in various countries. The largest of these plans is the Corporate Pension Fund for Cardboard and Flexible Packaging Business, in the Netherlands, which provides retirement benefits to a Ranpak B.V. employees. In accordance with the collective labor agreements and Dutch laws, employee and employer contributions are paid to a third-party retirement fund administrator. Per Dutch laws, the retirement plans are required to be fully funded. Employer contributions into these various multiemployer plans were $1.9 million for the Successor period, $1.6 million for the Predecessor period, and $3.3 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively.

Note 14 — Income Taxes
On December 22, 2017, the United States (“U.S.”) government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act made broad and complex changes to the U.S. tax code, including, a reduction in the U.S. federal corporate income tax rate from 35.0% to 21.0%. As of December 31, 2018, the Company completed its accounting for the tax effects of the Act. Overall, the Company recorded a net tax benefit of ($28.9) through the provision for income taxes for the years ended December 31, 2018 and 2017. This tax benefit was primarily related to impact of the change in U.S. federal corporate income tax rates on deferred taxes and the one-time transition tax. An additional tax liability related to the one-time transition tax of $0.7 was recorded on the opening balance sheet in accordance with purchase accounting.
Income Tax Expense (Benefit)
The components of earnings before income tax expense (benefit) were as follows:

	Successor	Predecessor
(In millions)	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
Domestic	$(16.4)	$(18.6)	$(4.0)	$(18.0)
Foreign	(3.5)	(5.3)	(11.7)	4.3
Total	$(19.9)	$(23.9)	$(15.7)	$(13.7)

The components of our income tax expense (benefit) were as follows:

	Successor	Predecessor
(In millions)	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
Current tax expense:
Federal	$1.4	$1.1	$2.8	$4.3
State	0.5	0.2	1.1	0.5
Foreign	2.2	1.3	3.2	6.0
Total current expense	4.1	2.6	7.0	10.8
Deferred tax expense (benefit):
Federal	(6.9)	(4.4)	(4.8)	(47.9)
State	0.8	(0.9)	(1.2)	0.1
Foreign	(0.7)	(2.2)	(8.0)	(4.3)
Total deferred tax expense (benefit)	(6.8)	(7.5)	(14.1)	(52.1)
Total income tax expense (benefit)	$(2.7)	$(4.9)	$(7.1)	$(41.4)

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax (benefit) expense are summarized as follows:

	Successor	Predecessor
(In millions)	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
Income tax benefit at statutory rate	$(4.2)	$(5.0)	$(3.3)	$(4.8)
U.S. State income taxes	1.2	(0.7)	(0.1)	(0.2)
Tax related to foreign activities	2.3	0.5	(2.4)	0.1
U.S. Federal tax credits	(0.1)	—	(0.4)	(2.9)
Foreign currency gains/(losses)	—	—	0.8	(3.0)
Domestic production activities deduction	—	—	—	(0.9)
Remeasurement of deferred taxes related to the Act	—	—	(0.2)	(30.4)
Transition tax related to the Act	—	—	0.2	4.3
U.S. Foreign income tax credits from amended tax returns	—	—	(1.8)	(2.8)
Global intangible low-taxed income	0.3	—	0.6	—
Foreign-derived intangible income deduction	(0.6)	(0.1)	(0.5)	—
Non-deductible transaction costs	—	0.6	—	—
Other, net	(1.4)	(0.1)	(0.1)	(0.9)
Income tax expense (benefit)	$(2.7)	$(4.9)	$(7.1)	$(41.4)

Effective tax rate	13.3%	20.5%	45.0%	301.7%

Deferred Taxes - Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

Deferred tax assets (liabilities) consist of the following:

	Successor	Predecessor
(In millions)	December 31, 2019	December 31, 2018
Unrealized foreign exchange	$0.1	0.3
Stock Options	0.4	—
Net operating losses and credits	2.0	1.8
Non-deductible interest carryforward	7.4	2.5
Other	1.3	0.6
Sub-total deferred income tax assets	11.2	5.2
Valuation allowance	(1.3)	(0.6)
Net deferred income tax assets	$9.9	4.7

Depreciation	(14.4)	(4.1)
Amortization	(110.7)	(70.2)
Total deferred tax liabilities	$(125.1)	(74.3)

Net total deferred tax liabilities before unrecognized tax benefits	$(115.2)	(69.6)
Deferred tax impact of unrecognized tax benefits	0.2	0.1
Net total deferred tax liabilities after unrecognized tax benefits	$(115.0)	(69.5)

In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).
As of December 31, 2019 and December 31, 2018, the Company had, in millions, $2.0 and $2.5, respectively, in federal net operating loss carryforwards that will expire in 2030 through 2036; $0.2 and $0.4, respectively, of tax benefits related to state net operating loss carryforwards, which expire in 2020 through 2035; and $5.1 and $3.3, respectively, of foreign net operating loss carryforwards a portion of which expire in 2022 through 2024, however the majority of which are subject to an indefinite carryforward period. Management believes it is not more likely than not that a portion of the foreign net operating losses will be utilized. In recognition of this risk, we have provided a valuation allowance, in millions, of $1.3 and $0.6, respectively, of valuation allowance which was recorded through income tax expense.
In the United States, IRC Section 382 imposes a limitation on the utilization of net operating losses (NOL), credit carryforwards, built-in losses, and built-in deductions after an ownership change. We experienced an ownership change within the meaning of IRC Section 382 as a result of the Ranpak Business Combination. The Company performed a calculation of this limitation and determined the carryforwards will not be restricted or limited.
The Company considers the undistributed earnings of our foreign subsidiaries as of December 31, 2019, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2019, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $48.7 million. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of December 31, 2019, tax years 2016 through 2019 are subject to examination by the tax authorities.

Unrecognized Income Tax Benefits

The components of our unrecognized tax benefits were as follows:

	Successor	Predecessor
(In millions)	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
Unrecognized income tax benefits at the beginning of the period	$0.6	$0.6	$1.8	$0.2
Increases related to prior year tax positions	0.2	—	—	1.5
Decreases related to prior year tax positions	—	—	(1.2)	(0.2)
Increases related to current year tax positions	0.6	—	0.2	0.3
Foreign currency impact	—	—	(0.1)	—
Unrecognized income tax benefits at the end of the period	$1.4	$0.6	$0.6	$1.8

As of December 31, 2019 and December 31, 2018, the Company had, in millions, unrecognized income tax benefits of $0.6 and $0.2, respectively that, if recognized, would impact the effective tax rate. As of December 31, 2019 and December 31, 2018, the Company had accrued interest and penalty, in millions, of $0.3 and $0.2, respectively. We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.

Note 15 — Commitments and Contingencies
Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these consolidated financial statements related to contingencies for the periods presented and the years ended December 31, 2019 and 2018.

During 2017, the Company reached a negotiated settlement against a competing packaging provider related to a patent infringement dispute. The settlement of $10.7 million is reflected in Other operating expense (income), net.

Leases

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases was approximately $1.0 million, $0.7 million, $1.6 million and $1.4 million for the Successor period, Predecessor period, and years ended December 31, 2018 and 2017, respectively. Minimum lease payments required under non-cancelable operating leases at December 31, 2019, with terms in excess of one year for the next five years and thereafter are as follows:

Years Ended December 31,	(in millions)
2020	$1.8
2021	1.5
2022	1.4
2023	0.8
2024	0.8
Thereafter	0.8

Environmental Matters

The Company’s operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. The Company is exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. There are no amounts required to be reflected in these consolidated financial statements related to environmental contingencies.

Management believes the Company is in compliance, in all material respects, with environmental laws and regulations and maintains insurance coverage to mitigate exposure to environmental liabilities. Management does not believe any environmental matters will have a material adverse effect on the Company’s future consolidated results of operations, financial position or cash flow.

Note 16— Stock-Based Compensation

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

The table below summarizes certain data for the Company’s stock-based compensation plans:

June 3, 2019 through December 31, 2019
Compensation expense for all stock based compensation plans	$1.7
Tax (expense) benefits for stock-based compensation	0.3
Fair value of vested awards	$2.0

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
As of December 31, 2019, a maximum of 4,118,055 shares may be issued under the 2019 Plan. As of December 31, 2019, 1,043,183 equity awards have been granted, 559,884 equity awards have been canceled, and zero equity awards vested under the 2019 Plan, leaving 3,634,756 shares available for future awards under the 2019 Plan. Shares issued are new shares which have been authorized and designated for award under the 2019 Plan.

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

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at June 3, 2019	—	$—
Granted	500,707	9.32
Vested	—	—
Forfeited	(17,408)	9.77
Outstanding at December 31, 2019	483,299	$9.30

As of December 31, 2019, there was $2.9 million of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through March 3, 2022. Expense recognized due to the vesting of these awards was $1.7 million from June 3, 2019 through December 31, 2019.

Performance-Based Restricted Stock Units—Performance-based restricted stock units may vest at the end of an approximately 2.5-year performance period but the level of the awards to be earned at the end of the performance period is contingent upon attainment of specific business performance goals during an initial one-year performance period. If certain minimum performance levels are not attained, no awards will become vested. The awards are variable in that compensation could range from zero to 150% of the 2019 Plan's target contingent on the performance level attained. The fair value of performance-based restricted stock units is determined on the grant date. Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions. The table below includes the maximum number of restricted stock units that may be earned under the 2019 Plan. The Company did not attain the minimum performance level for the period ended December 31, 2019 and accordingly the grants were all canceled and previously expensed compensation amounts were reversed in the fourth quarter of 2019.

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at June 3, 2019	—	$—
Granted	542,476	9.49
Forfeited	(542,476)	9.49
Outstanding at December 31, 2019	—	$—

As of December 31, 2019, there was no remaining deferred compensation to be amortized associated with these performance-based restricted stock units as they were all canceled. Expense recognized due to the vesting of these awards was zero for the period ended December 31, 2019.

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

Director Stock Units	Shares	Weighted Average Grant Date Fair Value
Balance at June 3, 2019	—	$—
Granted	13,032	5.75
Vested	(13,032)	5.75
Balance at December 31, 2019	—	$—

Note 17 — Shareholders’ Equity

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

Upon the closing of the Ranpak Business Combination, 3,854,664 of Class B shares were canceled and 7,395,336 of Class B shares were converted to 6,663,953 of Class A shares and 731,383 of Class C shares. Certain of the Class B shares were subject to forfeiture conditions that carried over to the Class A shares. At December 31, 2019, Ranpak had 6,847,836 Class A and Class C shares outstanding subject to forfeiture unless certain provisions are met as described below. These shares will not participate in cash dividends or other cash distributions payable prior to the date the conditions have been satisfied. Upon satisfaction, shareholders will be entitled to all cash dividends and other cash distributions from the closing of the Ranpak Business Combination. As of December 31, 2019, there were no such cash dividends or other cash distributions potentially payable upon these conditions.

157,500 shares of Class A common stock will be surrendered for no consideration unless, prior to the fifth anniversary of the Ranpak Business Combination, either (A) the closing price of our Class A common stock equals or exceeds $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (B) the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all ordinary shareholders having the right to exchange their common stock for consideration in cash, securities or other property which equals or exceeds $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like).

2,940,336 shares of Class A common stock will be surrendered for no consideration unless, prior to the tenth anniversary of the Ranpak Business Combination, (A) the closing price of the Company’s Class A common stock equals or exceeds $15.00 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (B) the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all or substantially all of its shareholders having the right to exchange their shares or the Company otherwise undergoes a change of control.

A total of 3,750,000 shares of Class A and Class C common stock will be surrendered for no consideration unless, prior to the tenth anniversary of the closing of the Ranpak Business Combination, (A) the closing price of the Company’s Class A shares equals or exceeds $12.50 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (B) the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all or substantially all of its shareholders having the right to exchange their shares or the Company otherwise undergoes a change of control.

Preferred Shares—The Company's charter authorizes 1,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of December 31, 2019, the Company had no preferred stock outstanding.

Public Warrants—On January 22, 2018, the Company consummated its IPO of 30,000,000 units, each consisting of one Class A ordinary share and one half of one warrant to purchase one Class A ordinary share, i.e., 15,000,000 warrants in total (the “public warrants”).

Forward Purchase Warrants—On October 5, 2017, on a private placement basis pursuant to individual forward purchase agreements, the Company’s anchor investors agreed to purchase an aggregate of 15,000,000 Class A common stock(or, at each holder’s election, Class C ordinary shares) plus 5,000,000 warrants to purchase shares of Class A common stock (or, at each holder’s election, warrants to purchase shares of Class C ordinary shares) (the “forward purchase warrants”) at a purchase price of $10.00 per ordinary share, with one forward purchase warrant allocated per three forward purchase shares issuable to each investor. The forward purchase shares and forward purchase warrants were issued on June 3, 2019 in connection with the closing of the Ranpak Business Combination.

Private Placement Warrants—On January 17, 2018, certain investors purchased an aggregate of 8,000,000 private placement warrants at a price of $1.00 per whole warrant in a private placement that closed simultaneously with the closing of the IPO. On March 27, 2019, the Company entered into a warrant exchange agreement with certain holders of the private placement warrants, pursuant to which 7,429,256 of the outstanding private placement warrants were canceled by the Company in exchange for 742,926 shares of Class A common stock (a 10:1 ratio) in connection with the closing of the Ranpak Business Combination. The private placement warrants (including the shares of Class A common stock or, at the holder’s election, Class C common stock issued upon exercise of the private placement warrants) are not transferable, assignable or salable until 30 days after the completion of the Ranpak Business Combination, subject to certain exceptions, and they will not be redeemable by the Company so long as they are held by the anchor investors who initially purchased such warrants or their respective permitted transferees.

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

Secondary Offering—On December 13, 2019, the Company closed on a public offering of 16,923,077 shares of its Class A common stock at an offering price of $6.50 per share, generating gross proceeds of approximately $110.0 million and $107.7 million net of expenses. These shares were registered pursuant to the Form S-3 declared effective on July 31, 2019. The proceeds from this offering were used to pay down outstanding debt.

Outstanding Shares—At December 31, 2019 and December 31, 2018, the Company had the following shares of common stock outstanding:

	Successor			Predecessor
	December 31, 2019			December 31, 2018
	Class A	Class C	Total Common	Common
Shares outstanding not subject to an earn-out agreement	58,177,288	5,779,910	63,957,198	995
Shares subject to a $15.00 earn-out	2,940,336	—	2,940,336	—
Shares subject to a $12.50 earn-out	3,018,617	731,383	3,750,000	—
Shares subject to a $12.25 earn-out	157,500	—	157,500	—
Total	64,293,741	6,511,293	70,805,034	995

Translation adjustment—Translation adjustments recorded are the one of the components of accumulated other comprehensive gain (loss) in shareholders’ equity. The effects of translating financial statements of foreign operations into the Company’s reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive loss which is net of tax, where applicable. Translation adjustments were as follows:

	Successor	Predecessor
	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
Translation adjustment	$1.7	$(4.0)	$(7.4)	$21.5

Note 18—Earnings/Loss per share

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

The Predecessor had one class of shares outstanding. As of December 31, 2019, the Company has not issued any instruments that were considered to be participating securities. The Successor’s weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of the Company's (loss) earnings per share:

	Successor	Predecessor
(Expressed in millions, except per share amounts)	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017

Net income (loss)	$(17.2)	$(19.0)	$(8.6)	$27.7
Income allocated to participating preferred shares	—	—	—	—
Net income (loss) attributable to common stockholders for basic and diluted EPS	$(17.2)	$(19.0)	$(8.6)	$27.7

Basic weighted average common shares outstanding	55,392,201	995	995	995
Denominator adjustments for diluted EPS:
Assumed exercise of warrants	—	—	—	—
Assumed vesting of RSUs	—	—	—	—
Dilutive weighted average common shares outstanding	55,392,201	995	995	995

Earnings (loss) per share attributable to common stockholders:
Basic	$(0.31)	$(19,195.40)	$(8,697.61)	$27,801.44
Diluted	$(0.31)	$(19,195.40)	$(8,697.61)	$27,801.44

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Successor	Predecessor
	December 31, 2019	December 31, 2018

Warrants on Common Stock (Note 17)	20,108,741	—
Restricted Stock Units
and Performance-based
Restricted Stock Units (Note 16)	496,331	—
	20,605,072	—

Note 19 — Related Party

Shared Services Agreement
On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide or cause to be provided to certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement amounted to approximately $0.4 million in 2019.

Advisory Relationship
A director of the Company, prior to being elected as a director, served in an advisory role to Rhône Capital, the former majority shareholder of Rack Holdings, Inc., on the sale of Rack Holdings, Inc. The director was compensated for the advisory role through an increase to his indirect equity interest in Rack Holdings, Inc., and reported to Ranpak that the compensation was not significant (less than $50 thousand).

Registration Rights Agreement
As a result of the Ranpak Business Combination, Ranpak is a party to a registration rights agreement with certain security holders. The agreement requires Ranpak to maintain an effective resale shelf registration statement for the benefit of such security holders until they are permitted by law to freely sell their securities without registration or no longer hold Ranpak securities.

Subscription Agreements and Reallocation Agreement

One Madison Corporation entered into a subscription agreement, pursuant to which, as amended, certain shareholders, including our Chairman & CEO, another of our directors and one of our significant shareholders may be required to surrender to Ranpak certain of their shares (referred to as founder shares) if the closing price of the Class A common stock (or any successor class of listed common shares) equals or exceeds $12.50 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or Ranpak completes a liquidation, merger, share exchange or other similar transaction that results in all of its common shareholders having the right to exchange their common equity for consideration in cash, securities or other property which equals or exceeds $12.50 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) in the five year period following the consummation of the Ranpak Business Combination (the “Earnout”).

One Madison Corporation also entered into a reallocation agreement with certain investors, including our Chairman & CEO, another of our directors and one of our significant shareholders, who provided equity financing for the Ranpak Business Combination under the forward purchase agreements and the subscription agreements, pursuant to which the shares subject to the Earnout and the rights to acquire 5,000,000 warrants to purchase Class A shares arising under the forward purchase agreements were reallocated among all equity financing investors pro rata based on the aggregate amount of equity financing provided by such equity financing investors under the forward purchase agreements and the subscription agreements. The Class B ordinary shares owned by each party to the reallocation agreement following the reallocation are subject to the provisions in the forward purchase agreement relating to Class B ordinary shares, including with respect to the voting of, transfer and forfeiture and waiver of redemption rights with respect to such Class B ordinary shares, or, for the parties to the reallocation agreement that are not party to a forward purchase agreement, the provisions substantially similar to such forward purchase agreement provisions that are set forth on an exhibit to the reallocation agreement.

Stock Purchase Agreement
Ranpak is subject to certain continuing obligations to indemnify the former directors and officers of Rack Holdings Inc. for certain costs, damages and liabilities pursuant to the Stock Purchase Agreement dated December 12, 2018, pursuant to which One Madison Corporation purchased Rack Holdings Inc.

Monitoring Fee Arrangement
Rack Holdings had a monitoring fee agreement, with Rhone Capital IV L.P. ("Rhone"), a related party, which required Rack Holdings to pay to Rhone 1% of projected annual earnings before interest, taxes and depreciation and amortization in advance of each semi-annual period, adjusted retroactively up or down, plus reimbursement of other expenses. As of June 3, 2019, upon the Closing of the Ranpak Business Combination and change in control, this monitoring fee was eliminated. Monitoring fee and reimbursement expenses are included in selling, general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for all predecessor periods presented, and were as follows:

	Successor	Predecessor
(in millions)	June 3, 2019 through December 31, 2019	January 1, 2019 through June 2, 2019	December 31, 2018	December 31, 2017
Monitoring fee & reimbursement expenses	$—	$0.6	$1.1	$1.3

Note 20 — Summarized Quarterly Financial information (Unaudited)

	2019
	Predecessor		Successor
	First Quarter	Second Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share amounts)	Jan - Mar	Apr - Jun 2nd	Jun 3rd - Jun 30th	Jul - Sep	Oct - Dec
Net sales	$66.1	$40.3	$16.3	$69.1	$77.7
Cost of sales	37.9	23.2	13.0	39.6	44.9
Gross profit	28.2	17.1	3.3	29.5	32.8
Net income (loss) from operations	2.2	(8.2)	(5.1)	1.0	12.1
Interest expense	8.1	12.1	8.0	9.5	9.8
Net loss	(3.2)	(15.8)	(12.4)	(1.6)	(3.2)
Comprehensive income (loss)	$(6.6)	$(16.4)	$(7.6)	$(12.7)	$6.5

Net loss per share	$(3,186.93)	$(15,807.96)
Net loss per common share, Class A and C, Basic and Diluted - Two-class method			$(0.23)	$(0.03)	$(0.06)

	2018
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$61.6	$65.2	$65.1	$76.0
Cost of sales	34.8	37.1	37.7	43.6
Gross profit	26.8	28.1	27.4	32.4
Net income from operations	1.9	4.4	1.9	2.8
Interest expense	7.1	7.8	8.0	8.1
Net income (loss)	(6.8)	1.9	0.3	(4.0)
Comprehensive loss	$(2.3)	$(6.9)	$(0.8)	$(6.0)

Net income (loss) per share	$(6,806.49)	$1,859.17	$279.43	$(4,029.72)

The sum of the quarterly amounts may not agree to the respective annual amounts due to rounding.

Note 21 - Restatement of Previously Issued Unaudited Condensed Consolidated Interim Financial Statements (UNAUDITED)

Subsequent to the issuance of our unaudited condensed consolidated interim financial statements as of June 30, 2019 (Successor) and for the Predecessor Period January 1, 2019 through June 2, 2019 and April 1, 2019 through June 2, 2019 and the Successor Period June 3, 2019 through June 30, 2019 and September 30, 2019 (Successor) and for the Predecessor Period January 1, 2019 through June 2, 2019 and the Successor period for the three months ended September 30, 2019 and the period June 3, 2019 through September 30, 2019, management identified several errors related to presentation of the Predecessor Period (January 1, 2019 through June 2, 2019) resulting from incorrect accounting and reporting related to the Ranpak Business Combination. The foreign currency translation adjustments line item in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was misstated by ($27.6 million) and the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity was also misstated as a result of all of the errors identified as noted in the below table. Additionally it was determined that the Unaudited Condensed Consolidated Statement of Cash Flows included several misclassified amounts in the Predecessor Period, resulting in a ($7.8 million) misstatement of net cash flows provided by operating activities, a ($1.1 million) misstatement of net cash flows used in financing activities, and a $8.9 million misstatement in the effect of exchange rate changes on cash. The Company has corrected the errors in this Form 10-K and will prospectively correct the comparable Q2 and Q3 2019 unaudited condensed consolidated interim financial statements that will be presented in the Q2 and Q3 2020 unaudited condensed consolidated interim Form 10-Q filings, respectively.

In addition, management also identified several errors in the unaudited condensed consolidated interim financial statements for the Successor Period (June 3,2019 through June 30, 2019 for Q2 2019 and June 3,2019 through September 30, 2019 for Q3 2019) resulting from incorrect accounting and reporting related to the Ranpak Business Combination. These Successor Period errors resulted in multiple misstatements in the Unaudited Condensed Consolidated Statement of Cash Flows including $3.4 million of net cash provided by financing activities and $7.9 million of effects of exchange rate changes on cash. We also misclassified (1) $308.1 million, relating to the cash withdrawn from trust account, between net cash used in investing activities and beginning cash and (2) $11.3 million, relating to One Madison Corporation’s deferred initial public offering underwriting fees, between net cash used in operating activities and net cash from financing activities. Ending cash balance for both the second and third quarter remain unchanged. Goodwill was also misstated by $10.0 million. The foreign currency gain line item in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was misstated by $2.5 million and the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity was also misstated as a result of the errors identified as noted in the below table. The Company has corrected the errors in this Form 10-K and will prospectively correct the comparable Q2 and Q3 2019 unaudited condensed consolidated interim financial statements that will be presented in the Q2 and Q3 2020 unaudited condensed consolidated interim Form 10-Q filings, respectively.

Management has evaluated the materiality of these misstatements and concluded that the Predecessor Period and Successor Period misstatements were not material to the unaudited condensed consolidated interim financial statements as of June 30, 2019 (Successor) and for the Predecessor Period January 1, 2019 through June 2, 2019 and April 1, 2019 through June 2, 2019 and the Successor Period June 3, 2019 through June 30, 2019 and September 30, 2019 (Successor) and for the Predecessor Period January 1, 2019 through June 2, 2019 and the Successor period for the three months ended September 30, 2019 and the period June 3, 2019 through September 30, 2019, respectively.

The impact of the necessary adjustments on the total amounts previously reported for the Predecessor Period in our unaudited condensed consolidated interim financial statements (included in our quarterly reports on Form 10-Q for the three and six months ended June 30, 2019 and for the three and nine months ended September 30, 2019) is summarized in the following table:

	Predecessor Period (January 1, 2019 through June 2, 2019)
	As previously reported in Q2 and Q3 Form 10-Qs	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Cash Flows (January 1, 2019 through June 2, 2019)
Deferred income taxes	$0.6	$(7.8)	$(7.2)
Net cash (used in) provided by operating activities	$24.5	$(7.8)	$16.7
Payments on term loans and credit facility	$(13.3)	$(1.1)	$(14.4)
Net cash provided by (used in) financing activities	$(13.3)	$(1.1)	$(14.4)
Effect of Exchange Rate Changes on Cash	$(7.7)	$8.9	$1.2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (from January 1, 2019 through June 2, 2019)
Foreign currency translation adjustments	$23.6	$(27.6)	$(4.0)
Comprehensive income (loss)	$4.6	$(27.6)	$(23.0)

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity - Predecessor (at June 2, 2019)
Additional Paid In Capital	$—	$291.4	$291.4
Accumulated Deficit	$—	$(88.9)	$(88.9)
Treasury Stock	$—	$(1.5)	$(1.5)
Accumulated Other Comprehensive Loss	$—	$(27.6)	$(27.6)
Total Shareholders’ Equity	$—	$173.4	$173.4

	Predecessor Period (April 1, 2019 through June 2, 2019)
	As previously reported in Q2 Form 10-Q of 2019	Adjustment	As Restated
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (from April 1, 2019 through June 2, 2019)
Foreign currency translation adjustments	$27.0	$(27.6)	$(0.6)
Comprehensive income (loss)	$11.2	$(27.6)	$(16.4)

The impact of the necessary adjustments on the total amounts previously reported for the Successor Period from June 3, 2019 through June 30, 2019 in our unaudited condensed consolidated interim financial statements (included in our quarterly report on Form 10-Q for the three and six months ended June 30, 2019) is summarized in the following table:

	Successor Period (June 3, 2019 through June 30 2019)
	As previously reported in Q2 Form 10-Q of 2019	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Cash Flows
Net loss	$(10.5)	$(1.9)	$(12.4)
(Decrease) increase in accounts payable	$(25.8)	$11.3	$(14.5)
Increase (decrease) accrued liabilities	$0.9	$(0.6)	$0.3
Currency gain on foreign denominated notes payable	$(0.8)	$2.5	$1.7
Net cash (used in) provided by operating activities	$(24.6)	$11.3	$(13.3)
Cash withdrawn from trust account	$—	$308.1	$308.1
Net cash used in investing activities	$(947.6)	$308.1	$(639.5)

Proceeds from issuance of term loans and credit facility	$539.0	$(4.4)	$534.6
Proceeds from sale of common stock	$302.4	$12.3	$314.7
Payments of deferred registration costs	$—	$(11.3)	$(11.3)
Net cash provided by (used in) financing activities	$666.5	$(3.4)	$663.1
Effect of Exchange Rate Changes on Cash	$7.4	$(7.9)	$(0.5)
Net increase (decrease) in cash and cash equivalents	$(298.3)	$308.1	$9.8
Cash and Cash Equivalents, beginning of period	$309.8	$(308.1)	$1.7

Unaudited Condensed Consolidated Balance Sheet (at June 30, 2019)
Goodwill	$464.1	$10.0	$474.1
Total assets	$1,082.4	$10.0	$1,092.4
Accrued liabilities and other	$10.3	$(0.6)	$9.7
Total current liabilities	$24.2	$(0.6)	$23.6
Total Liabilities	$671.7	$(0.6)	$671.6
Additional Paid In Capital	$428.3	$15.0	$443.3
Accumulated other comprehensive (loss)	$4.8	$(2.5)	$2.3
Accumulated deficit	$(22.4)	$(1.9)	$(24.3)
Total Shareholders’ Equity	$410.7	$10.6	$421.3
Total Liabilities and Shareholders' Equity	$1,082.4	$10.0	$1,092.4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (from June 3, 2019 through June 30, 2019)
Foreign currency (gain) loss	$(0.8)	$2.5	$1.7
Loss before income taxes	$(12.3)	$(2.5)	$(14.8)
Income tax benefit	$(1.8)	$(0.6)	$(2.4)
Net income (loss)	$(10.5)	$(1.9)	$(12.4)
Comprehensive income (loss)	$(5.7)	$(1.9)	$(7.6)
Net income (loss) per share	$(0.19)	$(0.04)	$(0.23)

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity - Successor (at June 30, 2019)
Additional Paid In Capital	$428.3	$15.0	$443.3
Accumulated other comprehensive (loss)	$4.8	$(2.5)	$2.3
Accumulated deficit	$(22.4)	$(1.9)	$(24.3)
Total Shareholders’ Equity	$410.7	$10.6	$421.3

The impact of the necessary adjustments on the total amounts previously reported for the Successor Period from June 3 through September 30, 2019 in our unaudited condensed consolidated interim financial statements (included in our quarterly report on Form 10-Q for the three and nine months ended September 30, 2019) is summarized in the following table:

	Successor Period (June 3, 2019 through September 30, 2019)
	As previously reported in Q3 Form 10-Q of 2019	Adjustment	As Restated
Unaudited Condensed Consolidated Statement of Cash Flows
Net loss	$(12.0)	$(1.9)	$(13.9)
Increase (decrease) in accounts payable	$(25.4)	$11.3	$(14.1)
Increase (decrease) accrued liabilities	$2.9	$(0.6)	$2.3
Currency gain on foreign denominated notes payable	$(3.3)	$2.5	$(0.8)
Net cash (used in) provided by operating activities	$(11.6)	$11.3	$(0.3)
Cash withdrawn from trust account	$—	$308.1	$308.1
Net cash (used in) provided by investing activities	$(956.3)	$308.1	$(648.2)

Proceeds from issuance of term loans and credit facility	$539.0	$(4.4)	$534.6
Proceeds from sale of common stock	$302.4	$12.3	$314.7
Payments of deferred registration costs	$—	$(11.3)	$(11.3)
Net cash provided by (used in) financing activities	$666.5	$(3.4)	$663.1
Effect of Exchange Rate Changes on Cash	$5.2	$(7.9)	$(2.7)
Net increase (decrease) in cash and cash equivalents	$(296.2)	$308.1	$11.9
Cash and Cash Equivalents, beginning of period	$309.8	$(308.1)	$1.7

Unaudited Condensed Consolidated Balance Sheet (at September 30, 2019)
Goodwill	$411.6	$10.0	$421.6
Total assets	$1,065.5	$10.0	$1,075.5
Accrued liabilities and other	$12.1	$(0.6)	$11.5
Total current liabilities	$31.3	$(0.6)	$30.7
Total Liabilities	$665.9	$(0.6)	$665.3
Additional Paid In Capital	$429.8	$15.0	$444.8
Accumulated other comprehensive (loss)	$(6.3)	$(2.5)	$(8.8)
Accumulated deficit	$(23.9)	$(1.9)	$(25.8)
Total Shareholders’ Equity	$399.6	$10.6	$410.2
Total Liabilities and Shareholders' Equity	$1,065.5	$10.0	$1,075.5

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (from June 3, 2019 through September 30, 2019)
Foreign currency (gain) loss	$(4.1)	$2.5	$(1.6)
Loss before income taxes	$(17.5)	$(2.5)	$(20.0)
Income tax (benefit) expense	$(5.5)	$(0.6)	$(6.1)
Net income (loss)	$(12.0)	$(1.9)	$(13.9)
Comprehensive income (loss)	$(18.3)	$(1.9)	$(20.2)
Net income (loss) per share	$(0.22)	$(0.04)	$(0.26)

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity - Successor (at September 30, 2019)
Additional Paid In Capital	$429.8	$15.0	$444.8
Accumulated other comprehensive (loss)	$(6.3)	$(2.5)	$(8.8)
Accumulated deficit	$(23.9)	$(1.9)	$(25.8)
Total Shareholders’ Equity	$399.6	$10.6	$410.2

Note 22 — Subsequent Events
Subsequent events have been evaluated from the balance sheet date through March 17, 2020, the date on which the consolidated financial statements were issued.

Amendment to First Lien Credit Facilities

On February 14, 2020, Ranger Packaging LLC, a Delaware limited liability company (“U.S. Borrower”), Ranpak B.V., (the “Dutch Borrower”; the U.S. Borrower and the Dutch Borrower, the “Borrowers”), Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 (as defined below) and Goldman Sachs Lending Partners LLC (the “Administrative Agent”) entered into the Amendment No. 1 to First Lien Credit Agreement (“Amendment No. 1”) to amend the First Lien Credit Agreement, dated as of June 3, 2019 among the Borrowers, Holdings, the lenders, the issuing banks and the Administrative Agent (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”).

Among other things, the Amendment No. 1 amends the Credit Agreement such that (x) the requirement of the Borrowers to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (y) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10,000,000 and 10% of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) (increased from the greater of $7,000,000 and 7% of Consolidated Adjusted EBITDA) as of the last day of the most recently ended four fiscal quarter period for which financial statements have been delivered.
Neopack Earnout
In March 2020, the Company entered into an arrangement with the former majority owner of e3neo, representing all involved parties, to provide, among other things, for a payment to the earn-out counterparties in the amount of approximately $1.6 million of which $1.4 million was accrued at December 31, 2019 with the remainder, $0.2 million, anticipated to be expensed during 2020. The arrangement would also provide the former majority owner of e3neo with certain additional amounts upon his severance from the company, including statutory severance, non-compete and consulting amounts under French law.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None

Table of Contents

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019 because of material weaknesses in our internal control over financial reporting, as further described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Ranpak Business Combination on June 3, 2019. Prior to the Ranpak Business Combination, One Madison Corporation was a publicly-traded, blank check company and the Ranpak business was part of a private, Delaware limited partnership. As a result, the design of public company internal control over financial reporting for the Company post-Ranpak Business Combination has required and will continue to require significant time and resources from our management and other personnel. Therefore, management was unable, without deploying an unreasonable level of resources, to conduct an assessment of the Company’s internal control over financial reporting as of December 31, 2019. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Regulation S-K Compliance and Disclosure Interpretations.

Despite the fact that our management was unable to make a full assessment of the effectiveness of our internal control over financial reporting, in the course of preparing our financial statements as of and for the year ended December 31, 2019, management identified certain deficiencies in our internal control over financial reporting that management believes to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, our management determined that, as of December 31, 2019, we have material weaknesses in each of the following components of the COSO framework:

•
Control Environment - We had insufficient internal resources with appropriate knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

•
Risk Assessment - We did not have an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks.

•
Control Activities - The Ranpak Business Combination was a complex business acquisition transaction. The complexity of this transaction combined with insufficient levels of staff with public company and applicable US GAAP expertise contributed to errors to previously issued financial statements contained in the Form 10-Q for the periods ending as of June 30, 2019 and September 30, 2019, as further described in Note 21 to our consolidated financial statements contained in this Annual Report. As a consequence of the ineffective control environment and risk assessment components, we did not design, implement, and maintain effective control activities at the transaction level over the Ranpak Business Combination to mitigate the risk of material misstatement in financial reporting, which impacted our financial reporting processes and related control activities in the application of US GAAP, as it related to the accounting for the Ranpak Business Combination.

These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be prevented or detected, and accordingly, it was determined that these control deficiencies constitute material weaknesses.

Remediation Plan

Management has developed a plan to address these material weaknesses, including the hiring of qualified staff in accounting, financial reporting, and tax analysis and reporting. Additionally, the Company has engaged a third-party service provider to assist in designing and implementing appropriate internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes during the quarter ended December 31, 2019, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.

PART III

73

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” and “Delinquent Section 16(a) Reports,” in the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11.    Executive Compensation

The information required by this item is set forth under the headings “Corporate Governance” and “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the headings “Certain Relationships and Related Person Transactions” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Party Transactions and Director Independence

The information required by this item is set forth under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

The information required by this item is set forth under the proposal “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15    Exhibits and Consolidated Financial Statement Schedules
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

2.1
Stock Purchase Agreement, dated December 12, 2018, among One Madison Corporation, Rack Holdings L.P. and Rack Holdings Inc. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 13, 2018)

2.2
Amendment to Stock Purchase Agreement, dated January 24, 2019, among One Madison Corporation, Rack Holdings L.P. and Rack Holdings Inc. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 10-K (File No. 001-38348), filed with the SEC on March 1, 2019)

2.3
Amendment No. 2 to Stock Purchase Agreement, dated May 14, 2019, among One Madison Corporation, Rack Holdings L.P. and Rack Holdings Inc. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 15, 2019)

3.1
Certificate of Incorporation of the Company (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019)

3.2	Bylaws of the Company (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on June 6, 2019)
4.1
Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019

4.2
Form of Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

4.3
Warrant Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)

4.4*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Warrant Exchange Agreement, dated March 27, 2019, among the Company and the Investors (incorporated by reference to Exhibit 10.1 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on March 28, 2019)

10.2
Offer Letter dated April 7, 2019 by and between Ranpak Corp. and Trent Meyerhoefer (incorporated by reference to Exhibit 10.1 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on April 15, 2019)

10.3
Severance and Non-Competition Agreement dated April 7, 2019 by and between Ranpak Corp. and Trent Meyerhoefer (incorporated by reference to Exhibit 10.2 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on April 15, 2019)

10.4
Letter Agreement dated April 7, 2019 by and between One Madison Corporation and Trent Meyerhoefer (incorporated by reference to Exhibit 10.3 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on April 15, 2019)

10.5
Second Amendment, dated May 13, 2019, to the Securities Subscription Agreement, dated July 18, 2017, as amended on December 1, 2017, by and between One Madison Corporation and One Madison Group, LLC (incorporated by reference to Exhibit 10.1 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.6
Anchor Earnout Agreement, dated May 13, 2019, by and between One Madison Corporation and certain anchor investors (incorporated by reference to Exhibit 10.2 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.7
Consent of Holders of Class B Shares, dated May 13, 2019, among certain holders of Class B Shares (incorporated by reference to Exhibit 10.3 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.8
First Lien Credit Agreement, dated as of June 3, 2019, by and among Ranger Pledgor LLC, the financial institutions party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.9
Offer Letter Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Omar Asali (incorporated by reference to Exhibit 10.2 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.10
Offer Letter Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Michael A. Jones (incorporated by reference to Exhibit 10.3 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.11
Form of Performance Restricted Stock Unit Award Agreement for named executive officers (incorporated by reference to Exhibit 10.4 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.12	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)
10.13
Performance Restricted Stock Unit Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Trent Meyerhoefer - (incorporated by reference to Exhibit 10.6 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.14
Restricted Stock Unit Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Trent Meyerhoefer - (incorporated by reference to Exhibit 10.7 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.15
Severance and Non-Competition Agreement dated May 26, 2015, by and between Ranpak Corp. and J. Mark Borseth (incorporated by reference to Exhibit 10.8 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.16
Amendment to Severance and Non-Competition Agreement dated May 26, 2015, by and between Ranpak Corp. and J. Mark Borseth (incorporated by reference to Exhibit 10.9 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.17	Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of Ranpak’s Form S-8 (No. 333-233154), filed with the SEC on August 8, 2019)
10.18
Separation Agreement by and between the Company and J. Mark Borseth dated August 9, 2019 (incorporated by reference to Exhibit 10.1 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on August 13, 2019)

10.19
Amendment No. 1 to the First Lien Credit Agreement, dated February 14, 2020 among Ranger Packaging LLC, Ranpak B.V., Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 10.1 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on February 19, 2020)

10.20*	Offer Letter Agreement, dated October 11, 2018, by and between Ranpak Corp. and Michele Smolin
10.21*	Severance and Non-Competition Agreement, dated October 29, 2018, by and between Ranpak Corp. and Michele Smolin
10.22*	Severance and Non-Competition Agreement, dated November 1, 2015, by and between Ranpak Corp. and Antonio Grassotti
10.23*	Offer Letter Agreement, dated May 26, 2009, by and between Ranpak B.V. and Eric J.M. Laurensse
10.24*	Form of Alternate Time-Vesting Restricted Stock Unit Agreement
21.1*	List of Subsidiaries of Ranpak Holdings Corp.
23.1*	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith

Item 16.         Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ranpak Holdings Corp.

Date: March 17, 2020	By:	/s/ Omar M. Asali
Omar M. Asali Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Omar M. Asali and Trent M. Meyerhoefer, and each of them individually, to act severally as his or her attorneys-in-fact and agent, with full power and authority, including the power of substitution and resubstitution, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this Annual Report on Form 10-K, which amendments or supplements may make changes and additions to this
Report as such attorneys-in-fact, or any of them, may deem necessary or appropriate.

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Omar M. Asali	Chairman and Chief Executive Officer	March 17, 2020
Omar M. Asali	(principal executive officer)
/s/ Trent M. Meyerhoefer	Chief Financial Officer	March 17, 2020
Trent M. Meyerhoefer	(principal financial and accounting officer)
*/s/ Thomas F. Corley	Director	March 17, 2020
Thomas F. Corley
*/s/ Michael Gliedman	Director	March 17, 2020
Michael Gliedman
*/s/ Michael A. Jones	Director	March 17, 2020
Michael A. Jones
*/s/ Robert C. King	Director	March 17, 2020
Robert C. King
*/s/ Steve Kovach	Director	March 17, 2020
Steve Kovach
*/s/ Salil Seshadri	Director	March 17, 2020
Salil Seshadri
*/s/ Alicia Tranen	Director	March 17, 2020
Alicia Tranen
*/s/ Kurt Zumwalt	Director	March 17, 2020
Kurt Zumwalt