Form 10-Q
period 2020-03-31
Ranpak Holdings Corp.
filed 2020-05-11
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, the registrant had 64,352,247 of its Class A common shares, $0.0001 par value per share, outstanding (which includes 6,116,454 Class A common shares that are subject to an earn-out provision as described in Part 1, Item 1 of this report) and 6,511,293 of its Class C common shares, $0.0001 par value per share, outstanding, of which 731,383 Class C common shares are subject to an earn-out.

RANPAK HOLDINGS CORP.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2020

Index to Unaudited Condensed Consolidated Financial Statements

RANPAK HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Successor, for the Three Months Ended March 31, 2020 and Predecessor, for the Three Months Ended March 31, 2019

Unaudited Condensed Consolidated Balance Sheets - Successor, March 31, 2020 and December 31, 2019

Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity - Successor, for the Three Months Ended March 31, 2020 and Predecessor, for the Three Months Ended March 31, 2019

Unaudited Condensed Consolidated Statements of Cash Flows - Successor, for the Three Months Ended March 31, 2020 and Predecessor, for the Three Months Ended March 31, 2019

Notes to the Unaudited Condensed Consolidated Financial Statements

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in millions, except share and per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Paper revenue	$53.4	$55.3
Machine lease revenue	8.5	9.0
Other revenue	1.5	1.8
Net sales	63.4	66.1
Cost of sales	36.6	37.9
Gross profit	26.8	28.2
Selling, general and administrative	19.6	14.3
Depreciation and amortization	7.5	10.7
Other operating expense, net	0.3	1.0
Income (loss) from operations	(0.6)	2.2
Interest expense	6.2	8.1
Foreign currency gain	(1.5)	(1.9)
Loss before income taxes	(5.3)	(4.0)
Income tax benefit	(1.7)	(0.6)
Net loss	(3.6)	(3.4)

Other comprehensive loss:
Foreign currency translation adjustments	(4.0)	(3.4)
Interest rate swap adjustments	(7.8)	—
Comprehensive loss	$(15.4)	$(6.8)

Net loss per share—basic and diluted

Net loss per share		$(3,387.94)

Weighted-average shares outstanding		995

Two-class method

Net loss per common stock, Class A and C-basic and diluted	$(0.05)

Weighted average number of Class A and C common stock outstanding, basic and diluted	70,862,576

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20.2	$19.7
Accounts receivable, net	29.5	36.1
Inventories, net	13.5	11.6
Income tax receivable	3.2	1.5
Prepaid expenses and other current assets	2.4	2.5
Total current assets	68.8	71.4

Property, plant and equipment, net	124.0	122.5
Goodwill	446.7	448.8
Intangible assets, net	449.6	458.6
Other assets	3.2	3.1
Total Assets	$1,092.3	$1,104.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$13.0	$12.3
Accrued liabilities and other	13.6	15.5
Current portion of long-term debt	1.5	1.6
Deferred machine fee revenue	0.8	2.5
Total current liabilities	28.9	31.9

Long-term debt	415.5	418.8
Deferred income taxes	113.9	115.0
Derivative instruments	14.7	4.6
Other liabilities	0.7	2.3
Total Liabilities	573.7	572.6

Commitments and Contingencies — Note 12
Shareholders' Equity
Class A common stock, $0.0001 par; 200,000,000 shares authorized, 64,352,247 and 64,293,741 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Class C common stock, $0.0001 par value, 200,000,000 shares authorized, 6,511,293 issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	559.7	557.5
Accumulated deficit	(32.7)	(29.1)
Accumulated other comprehensive income (loss)	(8.4)	3.4
Total Shareholders' Equity	518.6	531.8
Total Liabilities and Shareholders' Equity	$1,092.3	$1,104.4

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions, except share data)

Successor
	Common Stock
	Class A		Class C		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	64,293,741	$—	6,511,293	$—	$557.5	$(29.1)	$3.4	$531.8

Additional Shares Purchased	51,603	—	—	—	—	—	—	—
Issue Director Shares	6,903	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	2.2	—	—	2.2
Foreign currency translation	—	—	—	—	—	—	(4.0)	(4.0)
Unrealized gain (loss) on interest rate swap, net of tax of $2.3	—	—	—	—	—	—	(7.8)	(7.8)
Net loss	—	—	—	—	—	(3.6)	—	(3.6)
Balance at March 31, 2020	64,352,247	$—	6,511,293	$—	$559.7	$(32.7)	$(8.4)	$518.6

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions, except share data)

Predecessor
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance at December 31, 2018	995	—	$291.4	$(69.9)	$(1.5)	$(23.6)	$196.4
Net loss	—	—	—	(3.4)	—	—	(3.4)
Foreign currency translation	—	—	—	—	—	(3.4)	(3.4)
Balance at March 31, 2019	995	—	$291.4	$(73.3)	$(1.5)	$(27.0)	$189.6

__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash Flows from Operating Activities
Net loss	$(3.6)	$(3.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14.5	16.1
Amortization of deferred financing costs	0.4	0.6
Loss on disposal of fixed assets	0.3	0.2
Deferred income taxes	1.7	(1.1)
Currency (gain) on foreign denominated debt and notes payable	(1.6)	(2.1)
Amortization of restricted stock units	2.2	—
Changes in operating assets and liabilities:
Decrease in receivables, net	6.1	2.9
(Increase) in inventory	(2.1)	(0.6)
Decrease in prepaid expenses and other assets	—	1.1
Increase (decrease) in accounts payable	1.0	(3.0)
Increase (decrease) in accrued liabilities	(1.7)	0.9
Change in other assets and liabilities	(5.6)	2.0
Net cash provided by operating activities	11.6	13.6

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(8.6)	(6.2)
Other capital expenditures	(1.7)	(0.3)
Total capital expenditures	(10.3)	(6.5)
Patent and trademark expenditures	(0.2)	(0.1)
Net cash used in investing activities	(10.5)	(6.6)

Cash Flows from Financing Activities
Payments on term loans and credit facility	(0.4)	(1.1)
Net cash used in financing activities	(0.4)	(1.1)

Effect of Exchange Rate Changes on Cash	(0.2)	(0.2)
Net Increase in Cash and Cash Equivalents	0.5	5.7
Cash and Cash Equivalents, beginning of period	19.7	17.5
Cash and Cash Equivalents, end of period	$20.2	$23.2
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
On June 3, 2019, the Company, consummated a business combination (the “Ranpak Business Combination”) pursuant to the Stock Purchase Agreement dated December 12, 2018 by and among the Company, Rack Holdings L.P., a Delaware limited partnership (“Seller”), and Rack Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of Seller (“Rack Holdings”). The Company, through its wholly owned subsidiary, Ranger Packaging LLC (the “Acquiring Entity”), acquired all of the issued and outstanding equity interests of Rack Holdings from Seller, on the terms and subject to the conditions set forth in the Stock Purchase Agreement. Refer to Note 7, "Acquisition" for further discussion of the Ranpak Business Combination. In connection with the Ranpak Business Combination, the Company domesticated to a Delaware corporation on May 31, 2019 and changed its name to Ranpak Holdings Corp.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with Ranpak Holdings Corp.'s audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2019, 2018, and 2017 and Rack Holdings' audited consolidated financial statements and accompanying notes for each of the years ended December 31, 2018, and 2017, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 ("Form 10-K") and the Company’s Registration Statement on Form S-4, as amended (File No. 333-230030) (the "Registration Statement"), respectively. Periods prior to the Ranpak Business Combination are noted as Predecessor periods and periods after the Ranpak Business Combination are noted as Successor periods, both of which are subsequently defined.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to interim financial information. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements, although we believe that the disclosures made are adequate to make the information not misleading.
The interim condensed consolidated financial statements are unaudited but, in our opinion, include all adjustments that are necessary for a fair statement of operations and statement of financial position for the periods presented. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.
Predecessor and Successor Reporting — On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, pursuant to the Stock Purchase Agreement, and now owns 100% of Rack Holdings Inc. and its wholly owned subsidiaries. The Ranpak Business Combination is accounted for under the scope of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), as One Madison was deemed to be the accounting acquirer while Rack Holdings was deemed the "Predecessor." Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (See Note 7, "Acquisition").
The financial statements separate the Company’s presentation into two distinct periods. The period before the Closing of the Ranpak Business Combination (labeled "Predecessor" period) depicts the financial statements of Rack Holdings, and the period after the Closing (labeled "Successor" period) depicts the financial statements of the Company, including the consolidation of One Madison with Rack Holdings and application of acquisition method of accounting. As a result of the application of the acquisition method of accounting as of the Closing, the financial statements for the Predecessor periods and for the Successor periods are presented on a different basis of accounting and are, therefore, not comparable.
Principles of Consolidation — The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation and certain immaterial prior year amounts have been reclassified consistent with current year presentation. All amounts are in millions, except share and per share amounts and are approximate due to rounding.
Use of Estimates — The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material.
Foreign Currency — The nature of business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The functional currency of our operating subsidiaries outside the U.S. is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated into U.S. dollars using average monthly exchange rates.
Emerging Growth Company ("EGC") — Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an EGC nor an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Recently Adopted Accounting Standards — In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements on fair value measurements. We adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have an impact on our fair value disclosures.
Recently Issued Accounting Standards — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. ASC 842 is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020 with early adoption permitted. On October 16, 2019, the FASB delayed the implementation of ASC 842 for private companies until fiscal years beginning after December 15, 2020. Given our status as an EGC, we will adopt ASC 842 in accordance with the private company guidance. We have formed an implementation team, including personnel from accounting, tax, legal, information technology, and operations departments, to gather information regarding existing leases and the various processes that currently exist to procure, track, and account for leases globally. We continue to assess the potential impact of the new standard on our financial statements and disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the FASB's guidance on the impairment of financial instruments. ASU 2016-13 adds to U.S. GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, the FASB delayed the implementation of ASU 2016-13 for private companies until fiscal years beginning January 1, 2023. Given our status as an EGC, we will adopt ASU 2016-13 in accordance with the private company guidance. We are currently evaluating the impact that this new guidance will have on our financial position, results of operations, cash flows and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. These expedients and exceptions do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. ASU 2020-04 is effective for all entities as of March 12, 2020 (the date of the issuance of ASU 2020-04) through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We are evaluating the impact of ASU 2020-04 on our financial statements and disclosures.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information
Accounts Receivable, net — The allowance for doubtful accounts was as follows as of:

(in millions)	March 31, 2020	December 31, 2019
Allowance for doubtful accounts	$(0.3)	$(0.2)
Inventories, net — The components of inventories, net were as follows as of:

(in millions)	March 31, 2020	December 31, 2019
Raw materials	$8.4	$7.2
Finished goods	5.5	4.7
Total inventories	13.9	11.9
Less reserve for obsolescence	(0.4)	(0.3)
Total inventories, net	$13.5	$11.6

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net, as of:

(in millions)	March 31, 2020	December 31, 2019
Land	$4.0	$4.1
Buildings and improvements	7.6	8.1
Machinery and equipment	14.3	13.0
Computer and office equipment	7.2	6.7
Converting machines	113.3	105.9
Property, plant and equipment	146.4	137.8
Accumulated depreciation and amortization	(22.4)	(15.3)
Property, plant and equipment, net	$124.0	$122.5
Depreciation expense is recorded in cost of sales and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Depreciation expense included in cost of sales	$7.0	$5.5
Depreciation expense included in depreciation and amortization expense	0.5	0.4
Total depreciation expense	$7.5	$5.9

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest Paid	$6.2	$8.1
Taxes Paid	$0.6	$0.5

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 4 — Segment and Geographic Information
In accordance with ASC 280, Segment Reporting, we determined we have two operating segments which are aggregated into one reportable segment, Ranpak. The chief operating decision maker assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The aggregation of the two operating segments is based on the Company’s determination that, per ASC 280, the operating segments have similar economic characteristics, and are similar in all of the following areas: the nature of products and services, the nature of production processes, the type or class of customer for their products or services, and the methods used to distribute their products or provide their services. In addition, the operating segments were aggregated for purposes of determining whether segments meet the quantitative threshold for separate reporting.
We attribute revenue to individual countries based on the selling location. Our products are primarily sold from North America and Europe. The following tables present a summary of total net sales to external customers by geographic location:

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net sales
North America	$27.1	$29.9
Europe	36.3	36.2
Total	$63.4	$66.1
Our customers are not concentrated in any specific geographic region. During the three months ended March 31, 2020 (Successor period) and 2019 (Predecessor period), one customer accounted for approximately 10.0% and 8.0% of total revenues, respectively.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 5 — Revenue Recognition, Contracts with Customers
Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue for paper consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Revenue for equipment sales is recognized based on an input method, based on percentage of completion of cost and effort incurred. Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract. Lease components within contracts with customers are recognized in accordance with ASC 840, Leases.
Sales, value-added, and other taxes collected from customers and remitted to governmental authorities are excluded from revenue.
Our paper consumables, automation equipment, and maintenance services are determined to be distinct performance obligations. Free on loan and leased equipment is typically identified as a separate lease component in scope of ASC 840. In association to the sale of automation equipment, we sell other goods and services, such as extended warranties, preventative maintenance services, spare parts and spare part packages, and consulting services. These other goods and services do not represent performance obligations because they are neither separate nor distinct, or they are not material.
We have forms of variable consideration present in our contracts with customers, including rebates and other discounts. We estimate variable consideration using either the expected value method or the most likely amount method. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of March 31, 2020 and December 31, 2019.
Deferred revenue represents contractual amounts received from customers that exceed percentage of project completion that is in excess of costs incurred for automation equipment sales. Our enforceable contractual obligations have durations of less than one year, and are included in current liabilities on the unaudited condensed consolidated balance sheets. Changes in deferred revenue were as follows:

Three Months Ended March 31, 2020
Beginning balance	$2.5
Deferral of revenue	—
Recognition of revenue	(1.7)
Ending balance	$0.8

We disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
North America	$23.7	$26.2
Europe	31.3	30.9
Leasing revenue	8.4	9.0
Total	$63.4	$66.1

North America consists of the United States, Canada and Mexico; Europe consists of European, Asian (including China), Pacific Rim, South American and African countries.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 6 — Goodwill, Long-Lived and Intangible Assets, Net
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. Trademarks and trade names are accounted for as indefinite-lived intangible assets and, accordingly, are not subject to amortization. We review goodwill on a reporting unit basis and indefinite-lived assets for impairment annually on October 1st and on an interim basis whenever events or changes in circumstances indicate the carrying value of goodwill or indefinite-lived intangible assets may be impaired.
Due to the COVID-19 outbreak, we assessed whether events or circumstances indicate that it was more likely than not that our goodwill and indefinite-lived intangible assets were impaired as of March 31, 2020. The goodwill and indefinite-lived intangible assets assessments included consideration of key factors such as macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events. While the extent and duration of the economic implications from the COVID-19 pandemic remain unclear, we concluded that it is more likely than not that the fair value of our reporting unit and indefinite-lived intangible assets exceeded their carrying values at March 31, 2020.
The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

(in millions)	North America	Europe	Total
Gross carrying value at December 31, 2019	$343.0	$105.8	$448.8
Currency translation	—	(2.1)	(2.1)
Gross carrying value at March 31, 2020	$343.0	$103.7	$446.7

Finite-Lived Intangible Assets, net
Finite-lived or amortizable intangible assets consist of patented and unpatented technology and customer/distributor relationships.
Impairment of Long-lived Assets
We review our long-lived assets, including amortizable intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group's fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets. As of March 31, 2020, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	March 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$197.2	$(11.1)	$186.1	$199.5	$(7.9)	$191.6
Patented/unpatented technology	164.7	(12.2)	152.5	164.5	(8.5)	156.0
In-process research and development	5.0	—	5.0	5.0	—	5.0
Total intangible assets with definite lives	366.9	(23.3)	343.6	369.0	(16.4)	352.6
Trademarks/tradenames with indefinite lives	106.0	—	106.0	106.0	—	106.0
Total identifiable intangible assets, net	$472.9	$(23.3)	$449.6	$475.1	$(16.4)	$458.6

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at March 31, 2020:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

(in millions)
Year	Amount
2021	$27.9
2022	27.9
2023	27.9
2024	27.9
2025	27.9
Thereafter	199.1
$338.6

Amortization expense was $7.0 million and $10.2 million in the three months ended March 31, 2020 and 2019, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of March 31, 2020:

Remaining Weighted-Average Useful Life
Customer/distributor relationships	14 years
Patented/unpatented technology	10 years
Total identifiable assets, net with definite lives	12 years

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 7 — Acquisition
Ranpak Business Combination — On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, the Ranpak Business Combination, pursuant to the Stock Purchase Agreement for consideration of $794.9 million and €140.0 million ($160.8 million) in cash, (i) $341.5 million and €140.0 million of which was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the Stock Purchase Agreement and (ii) the remainder of which was paid to Seller. The purchase price paid at Closing was estimated and subject to customary post-Closing adjustments which included an adjustment of $0.7 million for net working capital and as additional consideration.
The Ranpak Business Combination is accounted for under ASC 805. Pursuant to ASC 805, the Company has been determined to be the accounting acquirer. Refer to Note 1, Nature of Operations, for more information. Rack Holdings constitutes a business with inputs, processes, and outputs. Accordingly, the acquisition of Rack Holdings constitutes the acquisition of a business for purposes of ASC 805 and, due to the change in control of Rack Holdings, was accounted for using the acquisition method. The Company recorded the fair value of assets acquired and liabilities assumed from Rack Holdings.
The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of December 31, 2019, the Company completed evaluation of net working capital as part of the purchase price paid at Closing and paid additional consideration of $0.7 million. The Company continues to evaluate the fair value of the acquired intangible assets and equipment. As such, to the extent of these estimates, the purchase price allocation is preliminary and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Any adjustments will be recognized in the reporting period in which the adjustment amounts are determined.
The following represents the preliminary purchase price allocation for the Ranpak Business Combination:

(in millions)	Amount
Total consideration	$955.7

Cash and cash equivalents	10.1
Accounts receivable	28.2
Inventories	16.1
Property, plant and equipment	119.5
Other assets	4.8
Intangible assets	473.7
Total identifiable assets acquired	652.4
Accounts payable	8.6
Accrued expenses	7.4
Other liabilities	5.0
Deferred tax liabilities	122.9
Net identifiable liabilities acquired	143.9
Goodwill	$447.2

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Intangible assets and property, plant and equipment balances comprise the following:

	Preliminary Fair Value	Remaining Useful Lives
Patented/Unpatented Technology	$164.1	10 years
Customer/Distributor Relationships	198.6	15 years
In-Process Research & Development	5.0	10 years
Trade Names/Trademarks	106.0	Indefinite
Total Preliminary Fair Value	$473.7

Machinery and Equipment	$17.6	5 years
Converting Machines	90.4	3 - 7 years
Buildings and Improvements	7.4	15 years
Land	4.1	N/A
Total Preliminary Fair Value	$119.5
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
The preliminary estimates of remaining useful lives for the intangible assets and property, plant, and equipment were determined by assessing the period of economic benefit of the assets.
Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the assembled workforce, new customers and the replacement of customers and technology attrition. Goodwill is not amortized for tax purposes.
The following unaudited information represents the supplemental pro forma results of the Company’s condensed consolidated statement of operations as if the Ranpak Business Combination occurred on January 1, 2019, for the three months ended March 31, 2020 and 2019, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in millions):

	Three Months Ended March 31,	Three Months Ended March 31,
(in millions)	2020	2019
Net Sales	$63.4	$66.1
Net Loss	$(3.6)	$(3.4)

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
Neopack Acquisition — On February 28, 2017, pursuant to the Share Purchase Agreement (“e3NEO Purchase Agreement”) the Predecessor acquired all of the capital stock of Neopack Solutions S.A.S. dba e3NEO.

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
Additionally, the e3NEO Purchase Agreement contains an earn-out provision whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million (the “Minimum Earn-Out Amount”), and (ii) the trailing twelve (12) month earnings before income taxes, depreciation and amortization of the business calculated as of December 31, 2020 multiplied by forty-eight percent (48%). In order to be eligible to receive the Minimum Earn-Out Amount pursuant to the purchase agreement, e3NEO must have caused the business to receive purchase orders from customers and receive sign-off from customers upon completion of a successful factory acceptance test related to certain next generation machines on or before December 31, 2019 subject to reasonable approval of the Company. The conditions of the earn-out were not achieved and the Company agreed to a settlement arrangement with the former majority owner of e3NEO, which was approved by French authorities and finalized on April 21, 2020. The arrangement provides for a payment to the earn-out counterparties in the amount of approximately $1.6 million and also provides the former majority owner of e3NEO severance from the Company, including non-compete and consulting amounts under French law. Approximately $1.4 million was accrued for at March 31, 2020 and included in current liabilities in the unaudited condensed consolidated balance sheets. The remaining $0.2 million was subject to the approval by French authorities and expensed in April 2020 with approximately $0.8 million paid April 2020.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 8 — Long-Term Debt
In connection with the Closing of the Ranpak Business Combination, Ranger Pledgor LLC ("Holdings"), Ranger Packaging LLC (the "U.S. Borrower"), and Ranpak B.V. (the "Dutch Borrower" and together with the US Borrower, the "Borrowers"), entered into a First Lien Credit Agreement that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures seven years after the Closing Date and the Revolving Facility matures five years after the Closing Date. In December 2019, the Company closed on a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility. As of March 31, 2020 and December 31, 2019, no amounts were outstanding under the Revolving Facility.
Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
First Lien Dollar Term Facility	$270.9	$270.9
First Lien Euro Term Facility (139.7 million Euro)	153.7	157.3
Revolving Facility	—	—
Total Debt	424.6	428.2
Less deferred financing costs, net	(7.6)	(7.8)
Less current portion	(1.5)	(1.6)
Long-term Debt	$415.5	$418.8

Borrowings under the Facilities, at the Borrowers' option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and 2.75% with respect to base rate borrowings as of March 31, 2020 and December 31, 2019, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings. The interest rate at March 31, 2020 and December 31, 2019 was 4.74% and 5.46%, respectively.
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

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. We were in compliance with all financial covenants as of March 31, 2020.
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
Among other things, the Amendment No. 1 amends the Credit Agreement such that (i) the requirement of the Borrowers to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (ii) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10,000,000 and 10% of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) (increased from the greater of $7,000,000 and 7% of Consolidated Adjusted EBITDA) as of the last day of the most recently ended four fiscal quarter period for which financial statements have been delivered.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 9 — Derivative Instruments
We use derivatives as part of the normal business operations to manage our exposure to fluctuations in interest rates associated with variable interest rate debt and decrease the volatility of cash flows affected by changes in interest rates.
On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200.0 million (the "January 2019 Swap") to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The January 2019 Swap became effective on the Closing of the Ranpak Business Combination and will terminate on the third anniversary of the Closing on June 3, 2022. The January 2019 Swap economically converts a portion of the variable rate debt to fixed rate debt. The Company receives floating interest payments monthly based on one-month LIBOR and pays a fixed rate of 2.56% to the counterparty. Prior to September 25, 2019, the Company did not apply hedge accounting to the January 2019 Swap. Changes in fair value were recorded to interest expense.
On September 25, 2019, the Company amended the January 2019 Swap to extend its term to mature on June 1, 2023 and lower the rate to 2.31% (the "Amended January 2019 Swap"). We concurrently entered into an incremental $50.0 million notional swap at 1.5% and maturing on June 1, 2023 (the "September 2019 Swap").
Additionally, on September 25, 2019, we designated as cash flow hedges the Amended January 2019 Swap and the September 2019 Swap and applied hedge accounting. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Changes in fair value are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.
On March 27, 2020, we entered into an interest rate swap that amended the Amended January 2019 Swap to a lower rate of 2.1% and extended the maturity to June 3, 2024 (the "Second Amended January 2019 Swap"). We designated the Second Amended January 2019 Swap as a cash flow hedge and applied hedge accounting.
We recognized a loss on the interest rate swaps of $0.3 million in interest expense in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the period ended March 31, 2020. No gains or losses were recognized in the three months ended March 31, 2019 (the Predecessor Period).
As of March 31, 2020, our interest rate swaps have a combined notional value of $250.0 million.
During the quarter ended March 31, 2020, unrealized losses of $7.8 million (net of tax of $2.3 million) were recorded to other comprehensive loss, and $0.3 million was reclassified out of accumulated other comprehensive loss to interest expense. As of March 31, 2020, we anticipate having to reclassify $0.4 million from accumulated other comprehensive income (loss) into earnings during the next 12 months to offset the variability of the hedged items during this period.
The following table summarizes the total fair value of derivative assets and liabilities as of March 31, 2020 and December 31, 2019:

	Fair Value as of March 31, 2020
	Other Assets	Current Liabilities	Non-current Liabilities
Interest rate swaps designated as accounting hedges	$—	$0.4	$14.7
Total derivatives	$—	$0.4	$14.7

	Fair Value as of December 31, 2019
	Other Assets	Current Liabilities	Non-current Liabilities
Interest rate swaps designated as accounting hedges	$—	$0.4	$4.6
Total derivatives	$—	$0.4	$4.6

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statement of operations. The income effects of our derivative activities are reflected in interest expense. There were no gains or losses recorded in the three months ended March 31, 2019 (the Predecessor Period):

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Successor
(in millions)	Three Months Ended March 31, 2020
Total interest expense presented in the statement of operations	$6.2
Derivatives designated as hedging instruments:
Cash flow hedges- interest rate swaps	$0.3

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 10 — Fair Value Measurement
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
The carrying values of cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of March 31, 2020 and December 31, 2019. The carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of the Company's financial instruments as of March 31, 2020 and December 31, 2019:

	Carrying Amount	Fair Value	Fair Value Measurements
March 31, 2020			Level 1	Level 2	Level 3

Current and long-term debt	$424.6	$424.6	$—	$424.6	$—
Derivative liability	$15.1	$15.1	$—	$15.1	$—

	Carrying Amount	Fair Value	Fair Value Measurements
December 31, 2019			Level 1	Level 2	Level 3

Current and long-term debt	$428.2	$428.2	$—	$428.2	$—
Derivative liability	$5.0	$5.0	$—	$5.0	$—

The valuation techniques and inputs used for fair value measurements categorized within Level 2 include quoted comparable prices from market inputs. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows or option pricing models using the Company’s own estimates and assumptions or those expected to be used by market participants. The Company determines its valuation policies and procedures and analyzes changes in fair value measurements from period to period by using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.

The fair value of outstanding long-term debt is based on prices and other relevant information generated by market transactions involving identical or comparable debt instruments, which represents a Level 2 measurement. Derivative positions are classified within Level 2 of the valuation hierarchy as they are valued using quoted market prices for similar assets and liabilities in active markets. These Level 2 derivatives are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjusts for credit risk.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 11 — Income Taxes
For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Effective Tax Rate	32.3%	15.2%

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
Pursuant to the Ranpak Business Combination discussed in detail in Note 7, "Acquisition," the Company has preliminarily estimated the fair market value of assets and liabilities, including the impact on the deferred tax assets and liabilities in accordance with the guidance under ASC 805. The deferred tax assets and liabilities are provisional as the valuation analysis is not complete. The provisional deferred tax assets and liabilities will be adjusted accordingly with any changes to the fair market value of the underlying assets and liabilities. The provisional deferred tax impact was a net deferred tax liability of $122.9 million.
We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of March 31, 2020, tax years 2017 through 2020 are subject to examination by the tax authorities.
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses ("NOL") and allow businesses and individuals to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate AMT credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent (special partnership rules apply); and fix the “retail glitch” for qualified improvement property in the 2017 tax code overhaul known informally as the Tax Cuts and Jobs Act (the "TCJA") (TCJA, Public Law 115-97). ASC 740, Income Taxes, requires that the tax effects of changes in tax laws or rates be recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. As such, we have recorded any applicable impact from the CARES Act in the first quarter of 2020.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 12 — Commitments and Contingencies
Litigation
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three months ended March 31, 2020 and the year ended December 31, 2019.
Leases
Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases for the three months ended March 31, 2020 and 2019 was approximately $0.5 million and $0.4 million, respectively.
Environmental Matters
Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. There are no amounts required to be reflected in these unaudited interim consolidated financial statements related to environmental contingencies.
Management believes the Company is in compliance, in all material respects, with environmental laws and regulations and maintains insurance coverage to mitigate exposure to environmental liabilities. Management does not believe any environmental matters will have a material adverse effect on the Company’s future consolidated results of operations, financial position or cash flows.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 13 — Stock-Based Compensation
We expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Stock compensation expense is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations. Awards granted are recognized as compensation expense based on the grant date fair value, estimated in accordance with ASC 718, Compensation - Stock Compensation. The grant date fair value is the closing price of our stock on the grant date. Failure to satisfy the threshold service or performance conditions results in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions results in a reversal of previously recognized share-based compensation expense so long as the awards are probable of vesting.
The table below summarizes certain data for our stock-based compensation plans:

Successor
Three Months Ended March 31, 2020
Compensation expense for all stock-based compensation plans	$2.2
Tax benefits for stock-based compensation	0.2
Fair value of vested awards	$2.4

Our shareholders approved the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Plan”) at the Annual Meeting of Shareholders on February 20, 2019. The purpose of the 2019 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. The 2019 Plan is an omnibus plan that may provide these incentives through grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company.
As of March 31, 2020, a maximum of 4,118,055 shares may be issued under the 2019 Plan. As of March 31, 2020, 2,141,679 equity awards have been granted, 565,003 equity awards have been canceled, and 262,028 equity awards vested under the 2019 Plan, leaving 2,541,379 shares available for future awards under the 2019 Plan. Shares issued are new shares which have been authorized and designated for award under the 2019 Plan. We did not have any shares outstanding under the 2019 Plan on March 31, 2019.
Restricted Stock Units—Restricted stock units represent a right to receive one share of our common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. Certain restricted stock units vest ratably over a three or two-year period while others vest over a one-year period. The fair value of restricted stock units is determined on the grant date and is amortized over the vesting period on a ratable basis.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at January 1, 2020	483,299	$9.30
Granted	436,783	8.07
Vested	(242,093)	8.36
Forfeited	(5,119)	9.43
Outstanding at March 31, 2020	672,870	$8.84

As of March 31, 2020, there was $5.0 million of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through March 3, 2022. Expense recognized due to the vesting of these awards was $2.0 million for the three months ended March 31, 2020. The Company did not have any shares outstanding under the 2019 Plan at March 31, 2019 and therefore did not incur any amortization expense for the three months ended March 31, 2019.
Performance-Based Restricted Stock Units—Performance-based restricted stock units vest over a three-year period. However, the level of the awards to be earned is determined at the end of the initial one-year performance period, based upon attainment of

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

specific business performance goals during such initial one-year performance period. If certain minimum performance levels are not attained in the initial one-year performance period, the awards will be automatically forfeited before vesting. The awards are variable in that compensation could range from zero to 150% of the award agreement's target contingent on the performance level attained. The fair value of performance-based restricted stock units is determined on the grant date. Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions. The table below includes the maximum number of restricted stock units that may be earned under the 2019 Plan.

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at January 1, 2020	—	$—
Granted	641,778	8.07
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2020	641,778	$8.07

As of March 31, 2020, there was $5.0 million of remaining unamortized deferred compensation associated with these performance-based restricted stock units that may be expensed over the remaining service period through March 3, 2022. Expense recognized related to these awards was $0.2 million for the period ended on March 31, 2020. The Company did not have any shares outstanding under the 2019 Plan at March 31, 2019 and therefore did not incur any amortization expense for the three months ended March 31, 2019.
Director Stock Units—Members of the Company's Board of Directors may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement. The retainers are paid quarterly, in arrears, and vest upon issuance. These shares are priced at the closing price of the last business day of the calendar quarter. The table below includes the number of shares granted and vested for Directors electing to receive retainer payments in shares for the periods below.

Director Stock Units	Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2020	—	$—
Granted	6,903	8.15
Vested	(6,903)	8.15
Balance at March 31, 2020	—	$—

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 14 — Shareholders’ Equity

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

157,500 shares of Class A common stock will be surrendered for no consideration unless, prior to the fifth anniversary of the Ranpak Business Combination, either (i) the closing price of our Class A common stock equals or exceeds $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (ii) the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all ordinary shareholders having the right to exchange their common stock for consideration in cash, securities or other property which equals or exceeds $12.25 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like).

2,940,336 shares of Class A common stock will be surrendered for no consideration unless, prior to the tenth anniversary of the Ranpak Business Combination, (i) the closing price of the Company’s Class A common stock equals or exceeds $15.00 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (ii) the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all or substantially all of its shareholders having the right to exchange their shares or the Company otherwise undergoes a change of control.

A total of 3,750,000 shares of Class A and Class C common stock will be surrendered for no consideration unless, prior to the tenth anniversary of the closing of the Ranpak Business Combination, (i) the closing price of the Company’s Class A shares equals or exceeds $12.50 per share (in each case as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or (ii) the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all or substantially all of its shareholders having the right to exchange their shares or the Company otherwise undergoes a change of control.

Preferred Shares—The Company's charter authorizes 1,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of March 31, 2020, the Company had no preferred stock outstanding.

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

Private Placement Warrants—On January 17, 2018, certain investors purchased an aggregate of 8,000,000 private placement warrants at a price of $1.00 per whole warrant in a private placement that closed simultaneously with the closing of the IPO. On March 27, 2019, the Company entered into a warrant exchange agreement with certain holders of the private placement warrants, pursuant to which 7,429,256 of the outstanding private placement warrants were canceled by the Company in exchange for 742,926 shares of Class A common stock (a 10:1 ratio) in connection with the closing of the Ranpak Business Combination. The private placement warrants (including the shares of Class A common stock or, at the holder’s election, Class C common stock issued upon exercise of the private placement warrants) were not transferable, assignable or salable until 30 days after the completion of the Ranpak Business Combination, subject to certain exceptions, and they will not be redeemable by the Company so long as they are held by the anchor investors who initially purchased such warrants or their respective permitted transferees.

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

Follow-On Offering—On December 13, 2019, the Company closed on a public offering of 16,923,077 shares of its Class A common stock at an offering price of $6.50 per share, generating gross proceeds of approximately $110.0 million ($107.7 million net of expenses). These shares were registered pursuant to the Form S-3 declared effective on July 31, 2019. The proceeds from this offering were used to pay down outstanding debt.

Outstanding Shares—At March 31, 2020 and March 31, 2019, the Company had the following shares of common stock outstanding:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Successor			Predecessor
	March 31, 2020			March 31, 2019
	Class A	Class C	Total Common	Common
Shares outstanding not subject to an earn-out agreement	58,235,794	5,779,910	64,015,704	995
Shares subject to a $15.00 earn-out	2,940,336	—	2,940,336	—
Shares subject to a $12.50 earn-out	3,018,617	731,383	3,750,000	—
Shares subject to a $12.25 earn-out	157,500	—	157,500	—
Total	64,352,247	6,511,293	70,863,540	995

Translation adjustment—Translation adjustments recorded are a component of accumulated other comprehensive income (loss) in shareholders’ equity. The effects of translating financial statements of foreign operations into the Company’s reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive loss which is net of tax, where applicable. Translation adjustments were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Translation adjustment	$(4.0)	$(3.4)

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 15 — Earnings (Loss) per Share
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
The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between different classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. We apply the two-class method for EPS when computing net income (loss) per Class A and Class C common shares.
The Predecessor had one class of shares outstanding. As of March 31, 2020, we have not issued any instruments that were considered to be participating securities. The Successor’s weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of our loss per share:

	Successor	Predecessor
(in millions, except per share amounts)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net loss	$(3.6)	$(3.4)
Income allocated to participating preferred shares	—	—

Net loss attributable to common stockholders for basic and diluted EPS	$(3.6)	$(3.4)

Basic weighted average common shares outstanding	70,862,576	995
Denominator adjustments for diluted EPS:
Assumed exercise of warrants	—	—
Assumed vesting of RSUs	—	—

Dilutive weighted average common shares outstanding	70,862,576	995

Loss per share attributable to common stockholders:
Basic	$(0.05)	$(3,387.94)
Diluted	$(0.05)	$(3,387.94)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Warrants on Common Stock	20,108,744	—
Restricted Stock Units
and Performance-based
Restricted Stock Units	1,314,648	—
	21,423,392	—

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 16 — Transactions with Related Parties
Shared Services Agreement
On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement amounted to approximately $0.1 million for the three months ended March 31, 2020.

Advisory Relationship
A director of the Company, prior to being elected as a director, served in an advisory role to Rhône Capital IV L.P., the former majority shareholder of Rack Holdings, Inc., on the sale of Rack Holdings, Inc. The director was compensated for the advisory role through an increase to his indirect equity interest in Rack Holdings, Inc., and reported to Ranpak that the compensation was not significant (less than $50 thousand).

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
Monitoring Fee Arrangement
Rack Holdings had a monitoring fee agreement, with Rhône Capital IV L.P., a related party, which required Rack Holdings to pay 1% of projected annual earnings before interest, taxes and depreciation and amortization in advance of each semi-annual period, adjusted retroactively up or down, plus reimbursement of other expenses. As of June 3, 2019, upon the Closing of the Ranpak

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Business Combination and change in control, this monitoring fee was eliminated. Monitoring fee and reimbursement expenses are immaterial but are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 17 — Subsequent Event
In March 2020, the World Health Organization characterized the outbreak of a novel strain of coronavirus (“COVID-19”) as a pandemic, which has resulted in rapid changes in market and economic conditions around the world as COVID-19 continues to spread. We believe that these impacts are not unique to us and that our industry competitors have been impacted in a similar fashion. We are deemed an essential business under the Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response issued by the United States Cybersecurity and Infrastructure Security Agency and pursuant to state decisions in states where our domestic production and distribution facilities are located. We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to social distancing and other measures to promote a safe operating environment. While we have experienced limited delays in receiving certain supplies we use to assemble our packaging systems, to date, these measures have not materially impacted the cost of producing and distributing our products, the cost and availability of raw materials and components, and we have encountered minimal disruption in our ability to fulfill customer orders. We cannot currently predict the extent to which we will ultimately be impacted due to the evolving and highly uncertain nature of the COVID-19 pandemic and will continue to evaluate the nature and extent of the impact to our business, results of operations and financial condition.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the section entitled, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Ranpak included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2020. For purposes of this section, "Ranpak", "the Company", "we", or "our" refer to (i) Rack Holdings and its subsidiaries (the "Predecessor") for the three months ended March 31, 2019 the "Predecessor Period," prior to the consummation of the Ranpak Business Combination and (ii) Ranpak Holdings Corp. and its subsidiaries (the "Successor ") for the three months ended March 31, 2020 the "Successor Period," after the consummation of the Ranpak Business Combination, unless the context otherwise requires. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report on Form 10-Q.
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
Overview
Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-commerce and industrial supply chains. Since its inception in 1972, Ranpak has delivered high quality protective packaging solutions, while maintaining its commitment to environmental sustainability. Ranpak assembles its protective packaging systems and provides the systems and paper consumables to customers, which include direct end-users and its network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials. Ranpak operates manufacturing facilities in Concord Township, Ohio; Kansas City, Missouri; Raleigh, North Carolina; and Reno, Nevada in the United States, in Heerlen, the Netherlands and Nyrany, Czech Republic. Ranpak also maintains sales and administrative offices in Paris, France; Shanghai, China; Tokyo, Japan; and Singapore. Ranpak is a global business that generates approximately 54.8% of its net sales for the fiscal year 2019 outside of the United States.
As of March 31, 2020, Ranpak had an installed base of approximately 106.9 thousand protective packaging systems serving a diverse set of distributors and end-users. Ranpak generated net sales of $63.4 million and $66.1 million in the three months ended March 31, 2020 and 2019, respectively.
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
Following the Ranpak Business Combination, we have hired, and expect to hire additional staff and implement procedures and processes to address regulatory and other customary requirements applicable to operating public companies. We have incurred additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. We estimated that these incremental costs on an annual basis amounted to approximately $2.0 million or more per year, resulting in higher operating expenses in future periods. The closing of the Ranpak Business Combination also resulted in the elimination of certain non-recurring expenses incurred prior to the Ranpak Business Combination, which amounted to $35.4 million for the year ended December 31, 2019.
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
Acquisitions.  On February 28, 2017, Ranpak acquired e3NEO for total consideration of $3.3 million, including contingent consideration of $1.1 million which was paid in full in 2018, plus an earn-out opportunity, whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million and (ii) 48% of the trailing twelve (12) month EBITDA of e3NEO calculated as of December 31, 2020. In order to be eligible to receive the Minimum Earn-Out Amount pursuant to the purchase agreement, e3NEO must have caused the business to receive purchase orders from customers and receive sign-off from customers upon completion of a successful factory acceptance test related to certain next generation machines on or before December 31, 2019, subject to reasonable approval of the Company. The earn-out payment was not earned and, in April 2020, we entered into a settlement arrangement with the former majority owner of e3NEO to provide, among other things, for a payment to the earn-out counterparties in the amount of approximately $1.6 million, of which $1.4 million was accrued at December 31, 2019 and March 31, 2020. The remaining $0.2 million was subject to approval by French authorities, which was obtained and expensed in April 2020. The Company paid approximately $0.8 million in April 2020. See Note 7, "Acquisition" to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. While recent acquisitions, such as e3NEO, have been relatively small, any significant future business acquisitions may impact the comparability of Ranpak’s results in future periods with those for prior periods.
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
Impact of the COVID-19 Pandemic. The COVID-19 pandemic has resulted in rapid changes in market and economic conditions around the world as COVID-19 continues to spread. We derive a significant portion of our revenue from sales of Void-fill, Cushioning and Wrapping products to e-commerce end-users and demand from these end-users has been strong, offsetting reductions in demand for these products from customers in other industries. However, social distancing and similar measures adopted in many jurisdictions around the world have impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations have been delayed. If social distancing measures continue for an extended period of time, growth in our protective packaging system base, acquisition of new customers and sales of Automation products may be adversely affected. We believe that these impacts are not unique to us and that our industry competitors have been impacted in a similar fashion. We are deemed an essential business under the Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response issued by the United States Cybersecurity and Infrastructure Security Agency and pursuant to state decisions in states where our domestic production and distribution facilities are located. We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to social distancing and other measures to promote a safe operating environment. While we have experienced limited delays in receiving certain supplies we use to assemble our packaging systems, to date, these measures have not materially impacted the cost of producing and distributing our products, the cost and availability of raw materials and components, and we have encountered minimal disruption in our ability to fulfill customer orders. While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, at the time of this filing, we cannot predict the extent to which we will ultimately be impacted due to the evolving and highly uncertain nature of the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.
Key Performance Indicators and Other Factors Affecting Performance
Ranpak uses the following key performance indicators and monitors the following other factors to analyze its business performance, determine financial forecasts, and help develop long-term strategic plans:
Protective Packaging Systems Base—Ranpak closely tracks the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Ranpak’s installed base of protective packaging systems also drives its capital expenditure budgets. Ranpak's installed base of protective packaging systems was approximately 106.9 thousand units as of March 31, 2020 an increase of 8.3 thousand units, or 8.5% from 98.5 thousand units as of March 31, 2019. The following table presents Ranpak’s installed base of protective packaging systems by product line as of March 31, 2020 and 2019:

(in thousands)	As of March 31,		3/31/2020 vs. 3/31/2019
Protective Packaging Systems	2020	2019	Change	% Change
Cushioning machines	32.6	31.6	1.0	3.2
Void-fill machines	61.7	57.3	4.4	7.7
Wrapping machines	12.6	9.6	3.0	30.8
Total	106.9	98.5	8.4	8.5
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

Results of Operations
The following tables sets forth Ranpak’s results of operations for the Successor Period (three months ended March 31, 2020) and Predecessor Period (three months ended March 31, 2019) with line items presented in millions of dollars.
The Ranpak Business Combination is accounted for under the scope of business combination guidance in ASC 805 as One Madison Corporation was deemed to be the accounting acquirer while Rack Holdings was deemed the "Predecessor". Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (see Note 7, "Acquisition").
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
In addition, in our discussion below, we include certain unaudited, non-GAAP pro forma data for the three months ended March 31, 2020 and 2019. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to remove the effect of costs incurred to consummate the Ranpak Business Combination, other one-time costs incurred due to the Company entering into the Ranpak Business Combination and for purchase accounting adjustments related to the Ranpak Business Combination as well as to reflect a constant currency presentation between periods for the convenience of readers.  We refer to these data as pro forma data in our discussion. However, such pro forma data have not been prepared in accordance with Article 11 of Regulation S-X. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three months ended March 31, 2020.
Comparison of Successor Period Three Months Ended March 31, 2020, Predecessor Period Three Months Ended March 31, 2019 and Pro Forma Three Months Ended March 31, 2020

	Successor		Predecessor		Pro Forma
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Change to March 31,

	2020 ($)	% Net sales	2019 ($)	% Net sales	2020 ($)	% Net sales	2019 ($)%
Net sales	$63.4		$66.1		$64.8		$(1.3)	(2.0)
Cost of sales	36.6	57.7	37.9	57.3	37.4	57.7	(0.5)	(1.3)
Gross Profit	26.8	42.3	28.2	42.7	27.4	42.3	(0.8)	(2.8)
Selling, general and administrative	19.6	30.9	14.3	21.6	19.9	30.7	5.6	39.2
Depreciation and amortization	7.5	11.8	10.7	16.2	7.6	11.7	(3.1)	(29.0)
Other operating expense, net	0.3	0.5	1.0	1.5	0.5	0.8	(0.5)	(50.0)
Income (loss) from operations	(0.6)	(0.9)	2.2	3.3	(0.6)	(0.9)	(2.8)	(127.3)
Interest expense	6.2	9.8	8.1	12.3	6.2	9.6	(1.9)	(23.5)
Foreign currency (gain) loss	(1.5)	(2.4)	(1.9)	(2.9)	(1.5)	(2.3)	0.4	(27.4)
Loss before income taxes	(5.3)	(8.4)	(4.0)	(6.1)	(5.3)	(8.2)	(1.3)	33.1
Income tax benefit	(1.7)	(2.7)	(0.6)	(0.9)	(1.7)	(2.6)	(1.1)	183.3
Net (loss) income	$(3.6)	(5.7)	$(3.4)	(5.1)	$(3.6)	(5.6)	$(0.2)	21.1
Non-GAAP:
EBITDA	$15.4		$20.3		$15.5		$(4.8)	(23.6)%
Adjusted EBITDA	$18.1		$19.7		$18.1		$(1.6)	(8.1)%

Net sales

The following table and the discussion that follows compares Ranpak’s net sales by geographic region and by product line for the three months ended March 31, 2020 and 2019 on a GAAP basis and on a non GAAP, pro forma basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three months ended March 31, 2020:

	Successor		Predecessor		Pro Forma
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Change to March 31,

	2020 ($)	% Net sales	2019 ($)	% Net sales	2020 ($)	% Net sales	2019 ($)%
North America	27.1	42.7	29.9	45.2	27.1	41.8	(2.8)	(9.4)
Europe/Asia	36.3	57.3	36.2	54.8	37.7	58.2	1.5	4.0
Total	63.4	100.0	66.1	100.0	64.8	100.0	(1.3)	(2.0)

Cushioning machines	28.5	45.0	32.2	48.7	29.3	45.2	(2.9)	(9.1)
Void-Fill machines	24.7	39.0	26.9	40.7	25.1	38.7	(1.8)	(6.6)
Wrapping machines	7.9	12.4	5.3	8.0	8.0	12.3	2.7	52.7
Other	2.3	3.6	1.7	2.6	2.4	3.8	0.7	41.2
Total	63.4	100.0	66.1	100.0	64.8	100.0	(1.3)	(2.0)

Net sales for the three months ended March 31, 2020 and 2019 totaled $63.4 million and $66.1 million, respectively.  Net sales decreased $2.7 million or 4.1% as a result of a decrease in the volume of Ranpak’s paper consumable products of approximately 1.2 pp, partially offset by an increase of approximately 1.2 pp in sales of automated box sizing equipment in addition to a decrease in the price of Ranpak's paper consumable products which contributed a 2.6 pp decrease in sales. Net sales were positively impacted by increases in wrapping and automation net sales, which were partially offset by decreases in cushioning, and void-fill net sales. Cushioning decreased $3.7 million, or 11.5%, to $28.5 million from $32.2 million, void-fill decreased $2.2 million, or 8.2%, to $24.7 million from $26.9 million, wrapping increased $2.6 million, or 49.1%, to $7.9 million from $5.3 million, while other sales increased $0.6 million, or 35.3% to $2.3 million from $1.7 million, in each case for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  Other net sales includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Pro forma net sales were $64.8 million for the three months ended March 31, 2020, a $3.1 million, or 4.6%, decrease from $67.9 million for the three months ended March 31, 2019 after adjusting to a constant currency in both periods.

Net sales in North America for the three months ended March 31, 2020 and 2019 totaled $27.1 million and $29.9 million, respectively, a decrease of $2.8 million or 9.4%. The change was attributable to decreases in cushioning and void-fill sales partially offset by increases in wrapping volumes and prices.

Net sales in Europe/Asia for the three months ended March 31, 2020 and 2019, totaled $36.3 million and $36.2 million, respectively, an increase of $0.1 million or 0.3%. Pro forma net sales in Europe/Asia were $37.7 million in the three months ended March 31, 2020, a decrease of $0.3 million, or 0.8%, from $38.0 million for the three month period ended March 31, 2019, on a constant currency basis, driven primarily by decreases in cushioning, partially offset by increases in wrapping and void-fill sales.

Cost of Sales

Cost of sales for the three months ended March 31, 2020 and 2019 totaled $36.6 million and $37.9 million, respectively. Cost of sales decreased $1.3 million or 3.4% due to decreases in volume and a decrease in the price of paper, offset by an increase in depreciation of $1.5 million over the prior year. Pro forma cost of sales decreased by $1.7 million, or 4.3%, to $37.4 million in the three months ended March 31, 2020 from $39.1 million for the three month period ended March 31, 2019 after adjusting to a constant currency in both periods. As a result, on a pro forma basis, net sales minus cost of sales as a percentage of net sales decreased by 0.1 pp to 42.3% in the three months ended March 31, 2020 from 42.4% for the comparable period in 2019.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the three months ended March 31, 2020 and 2019 totaled $19.6 million and $14.3 million, respectively. SG&A expenses increased $5.3 million or 37.1% due to severance costs, non-cash equity compensation costs, increased support of growth initiatives and increased costs associated with being a public company. Pro forma SG&A expenses increased by $5.5 million, or 38.2%, to $19.9 million in the three months ended March 31, 2020 from $14.4 million for the comparable period in 2019 after adjusting to a constant currency in both periods. As a percentage of pro forma net sales, pro forma SG&A increased to 30.7% in the three months ended March 31, 2020 from 21.2% in the three months ended March 31, 2019 on a constant currency basis.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2020 and 2019 totaled $7.5 million and $10.7 million, respectively. Depreciation and amortization expenses decreased $3.2 million or 29.9% due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates. Pro forma depreciation and amortization expenses decreased by $3.2 million, or 29.6%, to $7.6 million in the three months ended March 31, 2020 from $10.8 million for the three months ended March 31, 2019 on a constant currency basis. As a percentage of pro forma net sales, pro forma depreciation and amortization expenses decreased to 11.7% in the three months ended March 31, 2020 from 15.9% in the three months ended March 31, 2019 on a constant currency basis.

Other Operating Expense (Income), Net

Other operating expenses (income), net, for the three months ended March 31, 2020 and 2019 totaled $0.3 million and $1.0 million, respectively. Other operating expenses (income), net, decreased $0.7 million or 70.0% due to the loss on sale of machines recognized in the prior year period as well as decreased research and development expense in the current year period. Pro forma other operating expenses (income), net, was $0.5 million in the three months ended March 31, 2020 compared to $1.1 million for the three months ended March 31, 2019 on a constant currency basis. As a percentage of pro forma net sales, pro forma other operating expenses (income), net, decreased to 0.8% in the three months ended March 31, 2020 from 1.6% in the three months ended March 31, 2019 on a constant currency basis.

Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 totaled $6.2 million and $8.1 million, respectively. Interest expense decreased $1.9 million or 23.5% due to decreased debt levels and lower interest rates. Pro forma interest expense decreased by $1.9 million, or 23.5%, to $6.2 million in the three months ended March 31, 2020 compared to $8.1 million for the three months ended March 31, 2019 on a constant currency basis due to decreased debt levels and lower interest rates. As a percentage of pro forma net sales, pro forma interest expense decreased to 9.6% in the three months ended March 31, 2020 from 11.9% in the three months ended March 31, 2019.

Foreign Currency Gain

Foreign currency gain for the three months ended March 31, 2020 and 2019 totaled $1.5 million and $1.9 million, respectively. Foreign currency gain decreased $0.4 million or 21.1% due to the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor Periods. Pro forma foreign currency gain was $1.5 million in the three months ended March 31, 2020 compared to $1.9 million for the three months ended March 31, 2019 on a constant currency basis. As a percentage of pro forma net sales, pro forma foreign currency (gain) loss decreased to 2.3% in the three months ended March 31, 2020 from 2.8% in the three months ended March 31, 2019 on a constant currency basis.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2020 and 2019 totaled $1.7 million, or an effective tax rate of 32.3%, and $0.6 million, or an effective tax rate of 15.2%, respectively, an increase in tax benefit of $1.1 million or 17.1%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the United States, and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the three months ended March 31, 2020 and 2019 totaled $3.6 million and $3.4 million, respectively, an increase of $0.2 million or 5.9%. Pro forma net loss was $3.6 million in the three months ended March 31, 2020 compared to net loss of $3.2 million for the three month period ended March 31, 2019 on a constant currency basis. The change was due to the reasons discussed above.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

EBITDA for the three months ended March 31, 2020 and 2019 totaled $15.4 million and $20.3 million, respectively, a decrease of $4.9 million or 23.9%. Adjusting for transaction costs associated with the Ranpak Business Combination, constant currency and other one-time costs, pro forma Adjusted EBITDA for the three months ended March 31, 2020 and 2019 totaled $18.1 million and $19.7 million, respectively, a decrease of $1.6 million, or 8.1% on a constant currency basis.

Presentation and Reconciliation of US GAAP to Non-GAAP Measures

As noted above, we believe that in order to better understand the performance of the Company, providing non-GAAP financial measures to users of our financial information is helpful. Ranpak believes presentation of these non-GAAP measures is useful because they are many of the key measures that allow management to evaluate more effectively its operating performance and compare the results of its operations from period to period and against its peers without regard to financing methods or capital structure. Management does not consider these non-GAAP measures in isolation or as an alternative to similar financial measures determined in accordance with GAAP. Additionally, as a result of the Ranpak Business Combination, we believe that users of our financial information will find that non-GAAP, pro forma data for the three months ended March 31, 2020 is useful when comparing the current and prior periods. The computations of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, measures of financial performance as determined in accordance with GAAP or as indicators of operating performance.

The following tables and related notes reconcile certain non-GAAP measures including the non-GAAP pro forma measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and 2019:

	Successor			Predecessor
	As Reported	Adjustments (6)	Pro Forma	As Reported	Adjustments (6)		Pro Forma
(in millions)	Three Months Ended March 31, 2020		Three Months Ended March 31, 2020	Three Months Ended March 31, 2019			Three Months Ended March 31, 2019
Net sales	$63.4	$1.4	$64.8	$66.1	$1.8	(1)	$67.9
Cost of sales (COS)	36.6	0.8	37.4	37.9	1.2	(2)	39.1
Gross Profit	26.8	0.6	27.4	28.2	0.6		28.8
Selling, general and administrative (SGA)	19.6	0.3	19.9	14.3	0.1		14.4
Depreciation and amortization	7.5	0.1	7.6	10.7	0.1		10.8
Other operating expense, net	0.3	0.2	0.5	1.0	0.1		1.1
Income (loss) from operations	(0.6)	—	(0.6)	2.2	0.3		2.5
Interest expense	6.2	—	6.2	8.1	—		8.1
Foreign currency (gain) loss	(1.5)	—	(1.5)	(1.9)	—		(1.9)
(Loss) Income before income taxes	(5.3)	—	(5.3)	(4.0)	0.3		(3.7)
Income tax (benefit) expense	(1.7)	—	(1.7)	(0.6)	0.1	(3)	(0.5)
Net (loss) income	$(3.6)	$—	(3.6)	$(3.4)	$0.2		(3.2)

Add (5):
COS Depreciation & amortization			7.0				5.5
SG&A Depreciation & amortization			7.6				10.7
Interest expense			6.2				8.1
Income tax (benefit) expense			(1.7)				(0.6)
EBITDA			15.5				20.5

Adjustments (4):
Unrealized (gain) loss translation			(1.5)				(2.1)
Constant currency adjustment at 1.15			0.1				0.1
Non-cash impairment losses			0.2				0.1
M&A, restructuring and severance			1.3				0.8
PE sponsor costs			—				0.5
Restricted stock unit expense			2.2				—
Other non-core and non-cash adjustments			0.3				(0.2)
Adjusted EBITDA			$18.1				$19.7

	As Reported						Pro Forma
	Successor		Predecessor		Better/(Worse) to Predecessor Three Months Ended March 31, 2019		Successor		Predecessor		Better/(Worse) to Predecessor Three Months Ended March 31, 2019
(in millions)	Three Months Ended March 31, 2020	% of net sales	Three Months Ended March 31, 2019	% of net sales			Three Months Ended March 31, 2020	% of net sales	Three Months Ended March 31, 2019	% of net sales
Net sales	$63.4		$66.1		$(2.7)	(4.1)%	$64.8		$67.9		$(3.1)	(4.6)%
Cost of sales (COS)	36.6	57.7%	37.9	57.3%	(1.3)	(3.4)%	37.4	57.7%	39.1	57.6%	(1.7)	(4.3)%
Gross Profit	26.8	42.3%	28.2	42.7%	(1.4)	(5.0)%	27.4	42.3%	28.8	42.4%	(1.4)	(4.9)%
Selling, general and administrative (SGA)	19.6	30.7%	14.3	21.6%	5.3	37.1%	19.9	30.7%	14.4	21.2%	5.5	38.2%
Depreciation and amortization	7.5	11.7%	10.7	16.2%	(3.2)	(29.9)%	7.6	11.7%	10.8	15.9%	(3.2)	(29.6)%
Other operating expense, net	0.3	0.8%	1.0	1.5%	(0.7)	(70.0)%	0.5	0.8%	1.1	1.6%	(0.6)	(54.5)%
Income (loss) from operations	(0.6)	(0.9)%	2.2	3.3%	(2.8)	(127.3)%	(0.6)	(0.9)%	2.5	3.7%	(3.1)	(124.0)%
Interest expense	6.2	9.6%	8.1	12.3%	(1.9)	(23.5)%	6.2	9.6%	8.1	11.9%	(1.9)	(23.5)%
Foreign currency (gain) loss	(1.5)	(2.3)%	(1.9)	(2.9)%	0.4	(21.1)%	(1.5)	(2.3)%	(1.9)	(2.8)%	0.4	(21.1)%
(Loss) Income before income taxes	(5.3)	(8.2)%	(4.0)	(6.1)%	(1.3)	32.5%	(5.3)	(8.2)%	(3.7)	(5.4)%	(1.6)	43.2%
Income tax (benefit) expense	(1.7)	(2.6)%	(0.6)	(0.9)%	(1.1)	183.3%	(1.7)	(2.6)%	(0.5)	(0.7)%	(1.2)	240.0%
Net (loss) income	$(3.6)	(5.6)%	$(3.4)	(5.1)%	$(0.2)	5.9%	(3.6)	(5.6)%	(3.2)	(4.7)%	(0.4)	12.5%

Add (5):
COS Depreciation & amortization							7.0		5.5		1.5	27.3%
SG&A Depreciation & amortization							7.6		10.7		(3.1)	(29.0)%
Interest expense							6.2		8.1		(1.9)	(23.5)%
Income tax (benefit) expense							(1.7)		(0.6)		(1.1)	183.3%
EBITDA							15.5		20.5		(5.0)	(24.4)%

Adjustments (4):
Unrealized (gain) loss translation							(1.5)		(2.1)		0.6	(28.6)%
Constant currency adjustment at 1.15							0.1		0.1		—
Non-cash impairment losses							0.2		0.1		0.1	100.0%
M&A, restructuring and severance							1.3		0.8		0.5	62.5%
PE sponsor costs							—		0.5		(0.5)	(100.0)%
Restricted stock unit expense							2.2		—		2.2
Other non-core and non-cash adjustments							0.3		(0.2)		0.5	(250.0)%
Adjusted EBITDA							$18.1		$19.7		$(1.6)	(8.1)%

(1) Adjust for percentage of completion revenue recognition change
(2) Adjust for percentage of completion revenue recognition change for cost of sales
(3) Adjust tax provision at 21.0% corporate rate for items adjusted above
(4) Adjustments are related to non-recurring costs such as: unrealized non-cash (gains) losses on translation of the Predecessor debt, private equity monitoring fees, non-cash (gain) loss on the disposal of machines, acquisition costs, severance and a revenue recognition adjustment related to e3NEO acquisition. Certain costs related to being a public company, such as additional staff, legal and accounting costs that were not included in the Predecessor are also included in Adjusted EBITDA.

(5) Reconciliations of EBITDA and Adjusted EBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent, and accordingly include the adjustments shown in the “Adj.” column to net (loss) income of each table.
(6) Effect of Euro constant currency adjustment to a rate of $1.15 US Dollar to €1.00 as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net sales	$1,425.8	$481.1
Cost of sales	797.1	278.5
Gross Profit	628.7	202.7
Selling, general and administrative	342.2	101.3
Depreciation and amortization	80.9	53.3
Other operating expense, net	195.3	63.5
Income (loss) from operations	10.3	(15.4)
Interest expense	29.8	10.5
Foreign currency (gain) loss	6.0	1.4
Loss before income taxes	(25.5)	(27.3)
Income tax (benefit) expense	(23.3)	(7.6)
Net (loss) income	$(2.2)	$(19.7)
Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations. We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities.
We believe that our estimated cash from operations together with borrowing capacity under the revolving portion of the Facilities will provide us with sufficient resources to cover our current requirements. Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of protective packaging systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. We expect our capital expenditures to increase as we continue to grow our business. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets resulting from the COVID-19 pandemic could make obtaining new equity or debt financing more difficult or expensive.
We had $20.2 million in cash and cash equivalents as of March 31, 2020 and $19.7 million as of December 31, 2019. We also had $424.6 million in debt, $1.5 million of which was classified as short-term, as of March 31, 2020, compared to $428.2 million in debt, $1.6 million of which was classified as short-term, as of December 31, 2019. In December 2019, we closed a public offering of our Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down long-term debt. At March 31, 2020, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility at March 31, 2020 and through April 30, 2020.
Debt Profile
Ranpak’s previous credit facilities were repaid in connection with the consummation of the Ranpak Business Combination, and were replaced with the following facilities: (1) a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”) and a €140.0 million euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”), and (2) a $45.0 million revolving facility (together, the “New Credit Facilities”). The material terms of the New Credit Facilities are summarized in Note 8, "Long-Term Debt" to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Each of the First Lien Term Facility, and the first lien contingency term facility accrue interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00). The second lien contingency term facility accrues interest at a rate of LIBOR plus 7.50%. No amounts have been drawn on under the second lien contingency. The first lien term facility and first lien contingency term facility mature on the seventh anniversary of the date of the closing of the Ranpak Business Combination, June 3, 2026. The revolving facility matures on the fifth anniversary of the date of the Closing June 3, 2024. The second lien contingency term facility matures on the eighth anniversary of the date of the Closing, June 3, 2027 but was not available for us to borrow against at March 31, 2020.

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

Among other things, the Amendment No. 1 amends the New Credit Facilities such that (x) the requirement of the Borrowers to apply a percentage of excess cash flow to mandatorily prepay term loans under the New Credit Facilities commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (y) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10,000,000 and 10% of Consolidated Adjusted EBITDA (as defined in the New Credit Facilities) (increased from the greater of $7,000,000 and 7% of Consolidated Adjusted EBITDA) as of the last day of the most recently ended quarter for which financial statements have been delivered.

Cash Flows

The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Successor	Predecessor
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
(in millions)
Net cash provided by operating activities	$11.6	$13.6
Net cash used in investing activities	(10.5)	(6.6)
Net cash used in financing activities	(0.4)	(1.1)
Effect of exchange rate changes on cash	(0.2)	(0.2)
Net increase in cash and cash equivalents	0.5	5.7
Cash and cash equivalents, beginning of period	19.7	17.5
Cash and cash equivalents, end of period	$20.2	$23.2

Cash Flows Provided by Operating Activities

Net cash (used in) provided by operating activities was $11.6 million in the Successor Period due to changes in working capital driven by a decrease in accounts receivable and cash earnings of the business and $13.6 million in the Predecessor Period due to increases in working capital utilization to support sales growth in the quarter.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $10.5 million in the Successor Period, due to capitalized cost relating to the acquisition of parts and assembly of protective packaging systems placed at end-user facilities. Net cash used in investing activities was $6.6 million in the Predecessor Period resulting from capitalized cost relating to the acquisition of parts and assembly of protective packaging systems placed at end-user facilities.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $0.4 million in the Successor Period and reflects payment of debt. Net cash used in financing activities was $1.1 million in the Predecessor Period, primarily related to the payment of debt.
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
Ranpak has various contractual obligations and commercial commitments that are recorded as liabilities in its audited consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed. There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K.
Off-Balance Sheet Arrangements
Ranpak did not have any off-balance sheet arrangements as of March 31, 2020.
Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.  While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on experience and various other assumptions that we believe are reasonable under the circumstances.  All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our Quarterly Report on Form 10-K
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Departure of Chief Financial Officer
As of May 15, 2020, Trent Meyerhoefer will step down as our Chief Financial Officer and leave the Company to pursue other opportunities. William Drew, who currently serves as the Chief of Staff of the Company, will assume the role of Interim Chief Financial Officer while we conduct a search to find a permanent replacement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our credit facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $1.1 million impact on our cash interest expense for the three months ended March 31, 2020. We use interest rate swap agreements to manage this exposure.
In March 2020, we entered into the Second Amended January 2019 Swap, which amended the Amended January 2019 Swap to a lower rate of 2.1% and extend its maturity to June 1, 2024. Refer to Note 8, Long-Term Debt and Note 9, Derivative Instruments to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our debt and interest rate swap agreements. There were no other changes to our debt and interest rate swap agreements from those disclosed in the Form 10-K.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. See “—Factors Affecting the Comparability of Ranpak’s Results of Operations - Effect of Currency Fluctuations” for more information about Ranpak’s foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Currently, we do not hedge our foreign exchange transaction or translation exposure, but may consider doing so in the future.
For the three months ended March 31, 2020, net sales denominated in currencies other than U.S. dollars amounted to $36.3 million or 57.2% of our net sales for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused our reported net sales for the three-month ended March 31, 2020 to increase or decrease by approximately $3.6 million.
Commodity Price Risk
While our business is significantly impacted by price fluctuations related to the purchase, production and sale of paper products, we are not directly exposed to market price fluctuations in paper purchase or sale prices as we negotiate prices with suppliers on an annual basis and negotiate prices with distributors reflecting competitive market terms. Our strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of material weaknesses in our internal control over financial reporting, as described under “Item 9A. Controls and Procedures—Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Changes in Internal Control Over Financial Reporting
Other than the ongoing steps being taken to remediate the material weaknesses described under “Item 9A. Controls and Procedures—Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2019, there were no changes during the quarter ended March 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting given that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and implementation.

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

Item 1. Legal Proceedings

None.
Item 1A. Risk Factors
Information about our risk factors is contained in Item 1A of the Form 10-K. The following risk factor supplements the risk factors in the Form 10-K and should be read in conjunction with the risk factors in the Form 10-K. There are no other material changes in our risk factors from those disclosed in the Form 10-K.
The COVID-19 pandemic has impacted our business and could in the future materially and adversely affect our business.
The novel strain of the coronavirus identified in late 2019 and now affecting the global community has impacted and is expected to continue to impact our business and operations, and the full nature and extent of the impact is highly uncertain and may be beyond our control. Among other things, uncertainties relating to COVID-19 include the duration of the outbreak, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.
As many governmental measures providing for business shutdowns generally exclude critical infrastructure and the businesses that support critical infrastructure, such as packaging companies like us, all of our manufacturing facilities currently remain operational. Nevertheless, the impact of these measures over time, as well as additional measures we have adopted or may adopt in the future that are intended to protect the health and safety of our employees, is uncertain and could limit our manufacturing productivity. Likewise, in the event large numbers of our manufacturing workforce become ill with COVID-19 or otherwise, our productivity could be adversely affected. Any such reduction in our manufacturing productivity, whether resulting from governmental or our internal policies intended to contain the spread of the COVID-19 virus or from employee illness could hinder our ability to meet customer demand, which could have a material adverse effect on our financial condition and results of operation.
Similarly, as a result of the COVID-19 pandemic and measures taken in response to it, our suppliers and vendors may not have the materials, capacity, or capability to enable the manufacture of the parts we use to assemble our packaging machines or the paper we convert into packaging consumables. To date, we experienced delays in obtaining certain supplies used in the assembly of our packaging machines that we source from China. While these delays have not resulted in our inability to deliver packaging machines to any of our distributors or end users, to the extent they continue, or other of our suppliers or vendors are unable to provide us with the supplies we need according to our schedule and specifications, we may need to seek alternate suppliers or vendors, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our distributors or end-users, each of which would affect our results of operations. Additionally, restrictions or disruptions in transportation logistics, such as reduced availability of sea or ground transport, port closures and increased border controls or closures, have started to result in delays and could result in higher costs, either of which could harm our profitability, make our products less competitive, or cause our distributors or end-users to seek alternative suppliers.
Furthermore, many of our end-users have been and could continue to be negatively impacted as a result of disruption in demand for their products due to the decline in global economic activity resulting from the COVID-19 pandemic. To the extent demand for the products sold by our end-users continues to decline or the duration of any decline is longer than they anticipate, our distributors’ and end-users’ demand for our packaging systems will also decline, which could negatively impact our sales and have a material adverse effect on our business, results of operations and financial condition.
The impact of the COVID-19 pandemic continues to evolve and its duration and ultimate disruption to our operations, supply chain, distributors and end-users, and the related financial impact on us, cannot be estimated at this time. Should any such disruptions continue for an extended period of time, the impact could have a more severe adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

4.1
Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019

4.2
Form of Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

4.3
Warrant Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)

4.4
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the corresponding exhibit to the Company’s 2019 Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.1
Amendment No. 1 to the First Lien Credit Agreement, dated February 14, 2020 among Ranger Packaging LLC, Ranpak B.V., Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 10.1 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on February 19, 2020)

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
_______________________
* Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2020

RANPAK HOLDINGS CORP.

By:	/s/ Trent M. Meyerhoefer
Name: Trent M. Meyerhoefer
Title: SVP and Chief Financial Officer