Form 10-Q
period 2020-06-30
Ranpak Holdings Corp.
filed 2020-07-30
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number 001-38348

RANPAK HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-1377160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7990 Auburn Road
Concord Township, Ohio 44077
(Address of principal executive offices) (Zip Code)
(440) 354-4445
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and formal fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2020, the registrant had 64,566,543 of its Class A common shares, $0.0001 par value per share, outstanding (which includes 6,116,453 Class A common shares that are subject to an earn-out provision as described in Part 1, Item 1 of this report) and 6,511,293 of its Class C common shares, $0.0001 par value per share, outstanding, of which 731,383 Class C common shares are subject to an earn-out.

RANPAK HOLDINGS CORP.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements

RANPAK HOLDINGS CORP.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Successor, for the Three and Six Months Ended June 30, 2020 and the Period June 3, 2019 through June 30, 2019, Predecessor, for the Periods January 1, 2019 through June 2, 2019 and April 1, 2019 through June 2, 2019

Unaudited Condensed Consolidated Balance Sheets - June 30, 2020 and December 31, 2019

Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity - Successor, for the Three and Six Months Ended June 30, 2020 and the Period June 3, 2019 through June 30, 2019, Predecessor, for the Period January 1, 2019 through June 2, 2019 and April 1, 2019 through June 2, 2019

Unaudited Condensed Consolidated Statements of Cash Flows - Successor, for the Six Months Ended June 30, 2020 and the Period June 3, 2019 through June 30, 2019, Predecessor, for the Period January 1, 2019 through June 2, 2019

Notes to the Unaudited Condensed Consolidated Financial Statements

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in millions, except share and per share data)

	Successor			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019	April 1, 2019	January 1, 2019
	2020	2020	– June 30, 2019	– June 2, 2019	– June 2, 2019
Paper revenue	$52.9	$106.3	$15.7	$33.5	$88.8
Machine lease revenue	9.4	17.9	2.5	5.4	14.4
Other revenue	3.8	5.3	(1.9)	1.4	3.2
Net revenue	66.1	129.5	16.3	40.3	106.4
Cost of goods sold	39.1	75.7	13.0	23.2	61.2
Gross profit	27.0	53.8	3.3	17.1	45.2
Selling, general and administrative expenses	20.7	40.3	4.9	10.0	23.8
Transaction costs	—	—	0.3	7.0	7.4
Depreciation and amortization expense	7.7	15.2	3.0	7.1	17.7
Other operating expense, net	0.7	1.0	0.2	1.2	2.2
Loss from operations	(2.1)	(2.7)	(5.1)	(8.2)	(5.9)
Interest expense	5.5	11.7	8.0	12.1	20.2
Foreign currency (gain) loss	1.4	(0.1)	1.7	(0.2)	(2.2)
Loss before income tax expense	(9.0)	(14.3)	(14.8)	(20.1)	(23.9)
Income tax benefit	(0.5)	(2.2)	(2.4)	(4.3)	(4.9)
Net loss	(8.5)	(12.1)	(12.4)	(15.8)	(19.0)

Loss per share	―	―	―	$(15,807.96)	$(19,195.40)
Weighted average number of shares outstanding	―	―	―	995	995

Two-class method
Earnings per share
Basic	$(0.12)	$(0.17)	$(0.23)	―	―
Diluted	$(0.12)	$(0.17)	$(0.23)	―	―

Weighted average number of shares outstanding - Class A and C
Basic	70,947,868	70,898,813	53,868,925	―	―
Diluted	70,947,868	70,898,813	53,868,925	―	―

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$3.5	$(0.5)	$4.8	$(0.6)	$(4.0)
Interest rate swap adjustments	(1.6)	(11.7)	—	—	—
Total other comprehensive income (loss), before tax	1.9	(12.2)	4.8	(0.6)	(4.0)
Provision (benefit) for income taxes related to other comprehensive income (loss)	0.1	(2.2)	—	—	—
Comprehensive loss, net of tax	$(6.7)	$(22.1)	$(7.6)	$(16.4)	$(23.0)
__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22.6	$19.7
Accounts receivable, net	38.3	36.1
Inventories, net	15.6	11.6
Income tax receivable	7.0	1.5
Prepaid expenses and other current assets	2.7	2.5
Total current assets	86.2	71.4

Property, plant and equipment, net	125.4	122.5
Goodwill	448.6	448.8
Intangible assets, net	444.4	458.6
Other assets	3.5	3.1
Total assets	$1,108.1	$1,104.4

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$22.5	$12.3
Accrued liabilities and other	16.9	15.5
Current portion of long-term debt	1.6	1.6
Deferred machine fee revenue	2.0	2.5
Total current liabilities	43.0	31.9

Long-term debt	418.2	418.8
Deferred tax liabilities	114.7	115.0
Derivative instruments	16.4	4.6
Other liabilities	1.9	2.3
Total liabilities	594.2	572.6

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at June 30, 2020 and December 31, 2019
Shares issued and outstanding: 64,556,459 and 64,293,741
at June 30, 2020 and December 31, 2019, respectively	—	—
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at June 30, 2020 and December 31, 2019
Shares issued and outstanding: 6,511,293 at June 30, 2020
and December 31, 2019	—	—
Additional paid-in capital	561.7	557.5
Accumulated deficit	(41.2)	(29.1)
Accumulated other comprehensive income (loss)	(6.6)	3.4
Total shareholders' equity	513.9	531.8
Total liabilities and shareholders' equity	$1,108.1	$1,104.4
__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions, except share data)

	Ordinary Shares				Common Stock
	Class A		Class B		Class A		Class C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Successor
Balance at June 3, 2019	2,770,967	$—	11,250,000	$—	—	$—	—	$—	$16.9	$(11.9)	$—	$5.0
Forward purchase shares	15,000,000	—	—	—	—	—	—	—	—	—	—	—
Additional shares purchased	16,149,317	—	—	—	—	—	—	—	—	—	—	—
Conversion of forward purchase and additional shares	(31,149,317)	—	—	—	25,454,282	—	5,695,035	—	267.0	—	—	267.0
Shares canceled	—	—	(3,854,664)	—	—	—	—	—	(33.0)	—	—	(33.0)
Convert Class B	—	—	(7,395,336)	—	6,663,953	—	731,383	—	63.4	—	—	63.4
Convert public shares	—	—	—	—	14,581,346	—	—	—	125.0	—	—	125.0
Convert private placement warrants	—	—	—	—	658,051	—	84,875	—	6.4	—	—	6.4
Public shares redeemed	(2,770,967)	—	—	—	—	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	0.2	—	—	0.2
Other	—	—	—	—	—	—	—	—	(2.6)	—	—	(2.6)
Net loss	—	—	—	—	—	—	—	—	—	(12.4)	—	(12.4)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2.3	2.3
Balance at June 30, 2019	—	$—	—	$—	47,357,632	$—	6,511,293	$—	$443.3	$(24.3)	$2.3	$421.3

Balance at December 31, 2019	—	$—	—	$—	64,293,741	$—	6,511,293	$—	$557.5	$(29.1)	$3.4	$531.8
Stock-based awards vested and distributed	—	—	—	—	51,603	—	—	—	—	—	—	—
Issue Director shares	—	—	—	—	6,903	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	2.2	—	—	2.2
Net loss	—	—	—	—	—	—	—	—	—	(3.6)	—	(3.6)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(11.8)	(11.8)
Balance at March 31, 2020	—	—	—	—	64,352,247	—	6,511,293	—	559.7	(32.7)	(8.4)	518.6
Stock-based awards vested and distributed	—	—	—	—	143,048	—	—	—	—	—	—	—
Issue Director shares	—	—	—	—	61,164	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	—	—	—	—	2.0	—	—	2.0
Net loss	—	—	—	—	—	—	—	—	—	(8.5)	—	(8.5)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1.8	1.8
Balance at June 30, 2020	—	$—	—	$—	64,556,459	$—	6,511,293	$—	$561.7	$(41.2)	$(6.6)	$513.9
__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in millions, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor
Balance at December 31, 2018	995	$—	$291.4	$(69.9)	$(1.5)	$(23.6)	$196.4
Net loss	—	—	—	(3.2)	—	—	(3.2)
Other comprehensive income	—	—	—	—	—	(3.4)	(3.4)
Balance at March 31, 2019	995	—	291.4	(73.1)	(1.5)	(27.0)	189.8
Purchase of Ranpak Corp.	(995)	—	—	—	—	—	—
Net loss	—	—	—	(15.8)	—	—	(15.8)
Other comprehensive income	—	—	—	—	—	(0.6)	(0.6)
Balance at June 2, 2019	—	$—	$291.4	$(88.9)	$(1.5)	$(27.6)	$173.4
__________
See notes to unaudited condensed consolidated financial statements.

RANPAK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor		Predecessor
	Six Months Ended June 30,	June 3, 2019	January 1, 2019
	2020	– June 30, 2019	– June 2, 2019
Cash Flows from Operating Activities
Net loss	$(12.1)	$(12.4)	$(19.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29.6	4.7	26.6
Amortization of deferred financing costs	0.7	0.2	7.5
Loss on disposal of fixed assets	1.0	—	1.0
Deferred income taxes	(0.9)	(0.4)	(7.2)
Loss on derivative contract	—	5.4	—
Currency gain on foreign denominated debt and notes payable	(0.2)	1.7	(2.4)
Amortization of restricted stock units	4.2	0.2	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(2.6)	0.3	1.8
(Increase) decrease in income tax receivables, net	(5.4)	(1.6)	1.7
(Increase) decrease in inventory	(4.8)	1.1	(1.3)
(Increase) decrease in prepaid expenses and other assets	(0.3)	(0.3)	2.7
Increase (decrease) in accounts payable	10.2	(14.5)	(2.8)
Increase (decrease) in accrued liabilities	2.1	0.3	7.1
Change in other assets and liabilities	0.8	2.0	1.0
Net cash provided by (used in) operating activities	22.3	(13.3)	16.7

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(15.1)	(2.5)	(9.9)
Other capital expenditures	(3.1)	(0.2)	(0.6)
Total capital expenditures	(18.2)	(2.7)	(10.5)
Cash paid for acquisitions	—	(944.8)	—
Cash withdrawn from trust account	—	308.1	—
Patent and trademark expenditures	(0.4)	(0.1)	(0.3)
Net cash used in investing activities	(18.6)	(639.5)	(10.8)

Cash Flows from Financing Activities
Proceeds from issuance of term loans and credit facility	—	534.6	—
Proceeds from sale of common stock	—	314.7	—
Shares subject to Redemption	—	(158.3)	—
Financing costs of debt facilities	—	(12.6)	—
Payments on term loans and credit facility	(0.7)	—	(14.4)
Payments of promissory note	—	(4.0)	—
Payment of deferred registration costs	—	(11.3)	—
Net cash provided by (used in) financing activities	(0.7)	663.1	(14.4)

Effect of Exchange Rate Changes on Cash	(0.1)	(0.5)	1.2
Net Increase (Decrease) in Cash and Cash Equivalents	2.9	9.8	(7.3)
Cash and Cash Equivalents, beginning of period	19.7	1.7	17.5
Cash and Cash Equivalents, end of period	$22.6	$11.5	$10.2
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
One Madison Corporation (“One Madison”) was originally formed as a blank check company incorporated on July 13, 2017 and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. One Madison units, Class A ordinary shares originally sold as part of the units, and warrants originally sold as part of the units sold in the Company’s initial public offering on January 22, 2018 were listed in the New York Stock Exchange (the “NYSE”) under the symbols "OMAD.U", "OMAD" and "OMAD.WS", respectively. The Class A ordinary shares and warrants comprising the units began separately trading on February 26, 2018. Upon the closing of the business combination (the “Closing”) as described below, these shares and warrants that were converted as part of the transaction, began trading under the symbols "PACK" and "PACK WS", respectively.
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
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with Ranpak Holdings Corp.'s audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2019, 2018, and 2017 and Rack Holdings' audited consolidated financial statements and accompanying notes for each of the years ended December 31, 2018, and 2017, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”) and the Company’s Registration Statement on Form S-4, as amended (File No. 333-230030) (the “Registration Statement”), respectively. Periods prior to the Ranpak Business Combination are noted as Predecessor periods and periods after the Ranpak Business Combination are noted as Successor periods, both of which are subsequently defined.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to interim financial information. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements, although we believe that the disclosures made are adequate to make the information not misleading.
The interim condensed consolidated financial statements are unaudited but, in our opinion, include all adjustments that are necessary for a fair statement of operations and financial position for the periods presented. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.
Predecessor and Successor Reporting — On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, pursuant to the Stock Purchase Agreement, and now owns 100% of Rack Holdings Inc. and its wholly owned subsidiaries. The Ranpak Business Combination is accounted for under the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), as One Madison was deemed to be the accounting acquirer while Rack Holdings was deemed the "Predecessor." Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (See Note 7, "Acquisition”).

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The financial statements separate the Company’s presentation into two distinct periods. The period before the Closing of the Ranpak Business Combination (labeled "Predecessor" period) depicts the financial statements of Rack Holdings, and the period after the Closing (labeled "Successor" period) depicts the financial statements of the Company, including the consolidation of One Madison with Rack Holdings and application of acquisition method of accounting. Further, the period of June 3, 2019 through June 30, 2019 is defined as the “June 2019 Successor Period,” the period April 1, 2019 through June 2, 2019 is defined as the “Second Quarter 2019 Predecessor Period” and the period January 1, 2019 through June 2, 2019 is defined as the “1H 2019 Predecessor Period.” As a result of the application of the acquisition method of accounting as of the Closing, the financial statements for the Predecessor periods and for the Successor periods are presented on a different basis of accounting and are, therefore, not comparable.
Principles of Consolidation — The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with GAAP. All intercompany balances and transactions have been eliminated in consolidation and certain immaterial prior year amounts have been reclassified consistent with current year presentation. All amounts are in millions, except share and per share amounts and are approximate due to rounding.
Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material.
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
Emerging Growth Company (“EGC”) — Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an EGC nor an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.
Recently Adopted Accounting Standards — In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. We adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have an impact on our fair value disclosures.
Recently Issued Accounting Standards — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. ASC 842 was originally effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020 with early adoption permitted. In October 2019, the FASB delayed the implementation of ASC 842 for private companies until fiscal years beginning after December 15, 2020. In June 2020, the FASB further delayed the implementation of ASC 842 for private companies until fiscal years beginning after December 15, 2021. Given our status as an EGC, we will adopt ASC 842 in accordance with the private company guidance. Our implementation team includes personnel from accounting, tax, legal, information technology, and operations departments. We are in the process of analyzing our lease portfolio and business processes to determine the impact of the new standard on our financial statements and disclosures, however, an estimate of the impact is unavailable at this time.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the FASB's guidance on the impairment of financial instruments. ASU 2016-13 adds to GAAP an impairment model (known as the "current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, the FASB delayed the implementation of ASU 2016-13 for private companies until fiscal years beginning January 1, 2023. Given our status as an EGC, we will adopt ASU 2016-13 in accordance with the private company guidance. We are currently evaluating the impact that this new guidance will have on our financial position, results of operations, cash flows and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. These expedients and exceptions do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship. ASU 2020-04 is effective for all entities as of March 12, 2020 (the date of the issuance of ASU 2020-04) through December 31, 2022. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. We are evaluating the impact of ASU 2020-04 on our financial statements and disclosures.
Note 3 — Supplemental Balance Sheet Data and Cash Flow Information
Accounts Receivable, net — The components of accounts receivable, net was follows:

	June 30, 2020	December 31, 2019
Accounts receivable	$38.7	$36.3
Allowance for doubtful accounts	(0.4)	(0.2)
Accounts receivable, net	$38.3	$36.1
Inventories, net — The components of inventories, net were as follows:

	June 30, 2020	December 31, 2019
Raw materials	$10.0	$7.2
Finished goods	6.3	4.7
Total inventories	16.3	11.9
Reserve for obsolescence	(0.7)	(0.3)
Inventories, net	$15.6	$11.6
Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	June 30, 2020	December 31, 2019
Land	$4.1	$4.1
Buildings and improvements	8.6	8.1
Machinery and equipment	13.6	13.0
Computer and office equipment	8.4	6.7
Converting machines	121.0	105.9
Total property, plant, and equipment	155.7	137.8
Accumulated depreciation	(30.3)	(15.3)
Property, plant, and equipment, net	$125.4	$122.5
Depreciation expense is recorded in cost of sales and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Successor			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019	April 1, 2019	January 1, 2019
	2020	2020	– June 30, 2019	– June 2, 2019	– June 2, 2019
Depreciation expense in cost of goods sold	$7.4	$14.4	$1.7	$3.4	$8.9
Depreciation expense in depreciation and amortization expense	0.5	1.0	0.1	0.3	0.7
Total depreciation expense	$7.9	$15.4	$1.8	$3.7	$9.6
Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Successor			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019	April 1, 2019	January 1, 2019
	2020	2020	– June 30, 2019	– June 2, 2019	– June 2, 2019
Interest paid	$5.3	$11.5	$—	$—	$—
Taxes paid	0.9	1.5	0.2	3.5	4.0
Capital leases	$0.1	$0.3	$—	$—	$—
Note 4 — Segment and Geographic Information
In accordance with ASC 280, Segment Reporting (“ASC 280”), we determined we have two operating segments which are aggregated into one reportable segment, Ranpak. The chief operating decision maker assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The aggregation of the two operating segments is based on the Company’s determination that, per ASC 280, the operating segments have similar economic characteristics, and are similar in all of the following areas: the nature of products and services, the nature of production processes, the type or class of customer for their products or services, and the methods used to distribute their products or provide their services. In addition, the operating segments were aggregated for purposes of determining whether segments meet the quantitative threshold for separate reporting.
We attribute revenue to individual countries based on the selling location. Our products are primarily sold from North America and Europe. The following table presents a summary of total net revenue to external customers by geographic location:

	Successor			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019	April 1, 2019	January 1, 2019
	2020	2020	– June 30, 2019	– June 2, 2019	– June 2, 2019
North America	$28.2	$55.3	$9.3	$20.2	$50.1
Europe/Asia	37.9	74.2	7.0	20.1	56.3
Net revenue	$66.1	$129.5	$16.3	$40.3	$106.4
Our customers are not concentrated in any specific geographic region. During the six months ended June 30, 2020 and the Predecessor period January 1, 2019 through June 2, 2019, no customers exceeded 10% of net revenue. During the Successor period June 3, 2019 through June 30, 2019, one customer accounted for approximately 12.5% of total revenues.
Note 5 — Revenue Recognition, Contracts with Customers
Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue for paper consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Revenue for equipment sales is recognized based on an input method, based on percentage of completion of cost and effort incurred. Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract. Lease components within contracts with customers are recognized in accordance with ASC Topic 840, Leases (“ASC 840”).
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
The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of June 30, 2020 and December 31, 2019.
Deferred revenue represents contractual amounts received from customers that exceed percentage of project completion that is in excess of costs incurred for automation equipment sales, as well as prepayments for machine fees that are amortized over the next quarter. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the unaudited condensed consolidated balance sheets. Changes in deferred revenue were as follows:

Six Months Ended June 30,
2020
Beginning balance	$2.5
Deferral of revenue	1.3
Recognition of revenue	(1.8)
Ending balance	$2.0
In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we further disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Successor			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019	April 1, 2019	January 1, 2019
	2020	2020	– June 30, 2019	– June 2, 2019	– June 2, 2019
North America	$28.2	$51.9	$9.3	$19.6	$43.0
Europe/Asia	28.5	59.7	4.5	15.3	49.0
Machine lease revenue	9.4	17.9	2.5	5.4	14.4
Net revenue	$66.1	$129.5	$16.3	$40.3	$106.4
North America consists of the United States, Canada and Mexico; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries.
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
Due to the COVID-19 outbreak, we assessed whether events or circumstances indicate that it was more likely than not that our goodwill and indefinite-lived intangible assets were impaired as of June 30, 2020. The goodwill and indefinite-lived intangible

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
assets assessments included consideration of key factors such as macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events. While the extent and duration of the economic implications from the COVID-19 pandemic remain unclear, we concluded that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying values at June 30, 2020.
The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2019	$343.0	$105.8	$448.8
Currency translation	—	(0.2)	(0.2)
Balance at June 30, 2020	$343.0	$105.6	$448.6
Finite-Lived Intangible Assets, net
Finite-lived or amortizable intangible assets consist of patented and unpatented technology and customer/distributor relationships. In the second quarter of 2020, certain in-process research & development assets were placed in service and transferred into patented/unpatented technology to be amortized over a five-year life.
Impairment of Long-lived Assets
We review our long-lived assets, including amortizable intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group's fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets. As of June 30, 2020, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$199.2	$(14.6)	$184.6	$199.5	$(7.9)	$191.6
Patented/unpatented technology	169.5	(16.0)	153.5	164.5	(8.5)	156.0
In-process research and development	0.3	—	0.3	5.0	—	5.0
Total definite-lived intangible assets	369.0	(30.6)	338.4	369.0	(16.4)	352.6
Trademarks/tradenames with indefinite lives	106.0	—	106.0	106.0	—	106.0
Identifiable intangible assets, net	$475.0	$(30.6)	$444.4	$475.0	$(16.4)	$458.6
The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at June 30, 2020:

Year	Amount
2020	$14.3
2021	28.6
2022	28.6
2023	28.6
2024	28.6
Thereafter	209.4
$338.1
Amortization expense was $7.2 million and $14.2 million in the three and six months ended June 30, 2020, respectively. Amortization expense was $2.9 million in the June 2019 Successor Period, $6.8 million in the Second Quarter 2019 Predecessor Period, and $17.0 million in the 1H 2019 Predecessor period.
The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of June 30, 2020:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Remaining Weighted-Average Useful Life
Customer/distributor relationships	14 years
Patented/unpatented technology	10 years
Total identifiable assets, net with definite lives	12 years
Note 7 — Acquisition
Ranpak Business Combination — On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, the Ranpak Business Combination, pursuant to the Stock Purchase Agreement for consideration of $794.9 million and €140.0 million ($160.8 million) in cash, (i) $341.5 million and €140.0 million ($160.8 million) of which was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the Stock Purchase Agreement and (ii) the remainder of which was paid to Seller. The purchase price paid at Closing was estimated and subject to customary post-Closing adjustments which included an adjustment of $0.7 million for net working capital and as additional consideration.
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
The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of December 31, 2019, the Company completed evaluation of net working capital as part of the purchase price paid at Closing and paid additional consideration of $0.7 million. We finalized the purchase accounting fair value assessment in the second quarter of 2020.
The following represents the purchase price allocation for the Ranpak Business Combination:

Amount
Total consideration	$955.7

Cash and cash equivalents	10.1
Accounts receivable	28.2
Inventories	16.1
Property, plant and equipment	119.5
Other assets	4.8
Intangible assets	473.7
Total identifiable assets acquired	652.4
Accounts payable	8.6
Accrued expenses	7.4
Other liabilities	5.0
Deferred tax liabilities	122.9
Net identifiable liabilities acquired	143.9
Goodwill	$447.2
Intangible assets and property, plant and equipment balances comprise the following:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Fair Value	Remaining Useful Lives
Patented/Unpatented Technology	$164.1	10 years
Customer/Distributor Relationships	198.6	15 years
In-Process Research & Development	5.0	N/A
Trade Names/Trademarks	106.0	Indefinite
Total Fair Value	$473.7

Machinery and Equipment	$17.6	5 years
Converting Machines	90.4	3 - 7 years
Buildings and Improvements	7.4	15 years
Land	4.1	N/A
Total Fair Value	$119.5
The fair values for the trade names/trademarks, patented/unpatented technology, and in-process R&D were determined using the Relief-from-Royalty Method, which is a combination of an Income Approach and Market Approach. The fair value for customer/distributor relationships was determined using the Multi-Period Excess Earnings Method, which is an Income-based Approach. In the second quarter of 2020, certain in-process research & development assets were placed in service and transferred into patented/unpatented technology to be amortized over a five-year life, which was determined using our analysis of feasibility and utility of the assets.
The fair value for land was determined using Sales Comparison and Cost Approaches, depending on location. The fair value for machinery and equipment, and buildings and improvements were determined using a combination of the Cost Approach and Market Approach, considering physical deterioration when determining current reproduction costs.
The estimates of remaining useful lives for the intangible assets and property, plant, and equipment were determined by assessing the period of economic benefit of the assets.
Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the assembled workforce, new customers and the replacement of customers and technology attrition. Goodwill is not amortized for tax purposes.
The following unaudited information represents the supplemental pro forma results of the Company’s condensed consolidated statement of operations as if the Ranpak Business Combination occurred on January 1, 2019, for the three and six months ended June 30, 2019, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net revenue	$59.9	$127.9
Net loss	$(8.6)	$(9.7)
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
Additionally, the e3NEO Purchase Agreement contains an earn-out provision whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million (the “Minimum Earn-Out Amount”), and (ii) the trailing twelve (12) month earnings before income taxes, depreciation and amortization of the business calculated as of December 31, 2020 multiplied by forty-eight percent (48%). In order to be eligible to receive the Minimum Earn-Out Amount pursuant to the purchase agreement, e3NEO must have caused the business to receive purchase orders from customers and receive sign-off from customers upon completion of a successful factory acceptance test related to certain next generation machines on or before December 31, 2019 subject to reasonable approval of the Company. The conditions of the earn-out were not achieved and the Company agreed to a settlement arrangement with the former majority owner of e3NEO, which was approved by French authorities and finalized on April 21, 2020. The arrangement provides for a payment to the earn-out counterparties in the amount of approximately $1.6 million and also provides the former majority owner of e3NEO severance from the Company, including non-compete and consulting amounts under French law. Approximately $0.2 million was expensed in the second quarter of 2020 after certain approvals were obtained by French authorities. Approximately $0.8 million was paid in the second quarter of 2020. Approximately $0.6 million was accrued for at June 30, 2020 and included in other non-current liabilities in the unaudited condensed consolidated balance sheets.
Note 8 — Long-Term Debt
In connection with the Closing of the Ranpak Business Combination, Ranger Pledgor LLC (“Holdings”), Ranger Packaging LLC (the “U.S. Borrower”), and Ranpak B.V. (the “Dutch Borrower" and together with the US Borrower, the "Borrowers”), entered into a First Lien Credit Agreement that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures seven years after the closing date and the Revolving Facility matures five years after the closing date. In December 2019, the Company closed on a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility. As of June 30, 2020 and December 31, 2019, no amounts were outstanding under the Revolving Facility.
Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
First Lien Dollar Term Facility	$270.9	$270.9
First Lien Euro Term Facility	156.1	157.3
Deferred financing costs, net	(7.2)	(7.8)
Total debt	419.8	420.4
Less: current portion	(1.6)	(1.6)
Long-term debt	$418.2	$418.8
Borrowings under the Facilities, at the Borrowers' option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of June 30, 2020 and December 31, 2019, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings. The interest rate as of June 30, 2020 and December 31, 2019 was 3.93% and 5.46%, respectively.
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
The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. We were in compliance with all financial covenants as of June 30, 2020.
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
On July 1, 2020, we entered into a borrower assumption agreement (“Borrower Assumption Agreement”), which provided that, in the following order, (i) Rack Holdings Inc. merged with and into Ranger Packaging LLC, with Ranger Packaging LLC as the surviving entity of such merger and (ii) Ranger Packaging LLC merged with and into Ranpak Corp., with Ranpak Corp. as the surviving entity of such merger (clauses (i) and (ii) collectively, the “Reorganization”). Contemporaneously with the Reorganization, Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC, certain other subsidiaries of Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC entered into the Borrower Assumption Agreement whereby, among other things, Ranpak Corp. assumed all obligations, liabilities and rights of Ranger Packaging LLC as the “U.S. Borrower” under the New Credit Facilities.

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
On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200.0 million (the “January 2019 Swap”) to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The January 2019 Swap became effective on the Closing of the Ranpak Business Combination and will terminate on the third anniversary of the Closing on June 3, 2022. The January 2019 Swap economically converts a portion of the variable rate debt to fixed rate debt. The Company receives floating interest payments monthly based on one-month LIBOR and pays a fixed rate of 2.56% to the counterparty. Prior to September 25, 2019, the Company did not apply hedge accounting to the January 2019 Swap. Changes in fair value were recorded to interest expense.
On September 25, 2019, the Company amended the January 2019 Swap to extend its term to mature on June 1, 2023 and lower the rate to 2.31% (the “Amended January 2019 Swap”). We concurrently entered into an incremental $50.0 million notional swap at 1.5% and maturing on June 1, 2023 (the “September 2019 Swap”).
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
On March 27, 2020, we entered into an interest rate swap that amended the Amended January 2019 Swap to a lower rate of 2.1% and extended the maturity to June 3, 2024 (the “Second Amended January 2019 Swap”). We designated the Second Amended January 2019 Swap as a cash flow hedge and applied hedge accounting.
A summary of our interest rate swaps is as follows:

Interest Rate Swap Agreements	Designation	Maturity Date	Rate	Notional Value	Debt Instrument Hedged	Percentage of Debt Instrument Outstanding
June 30, 2020
September 2019 Swap	Cash flow hedge	June 1, 2023	1.50%	$50.0	First Lien Dollar Term Facility	18%
Second Amended January 2019 Swap	Cash flow hedge	June 3, 2024	2.10%	200.0	First Lien Dollar Term Facility	74%
				$250.0		92%

December 31, 2019
September 2019 Swap	Cash flow hedge	June 1, 2023	1.50%	$50.0	First Lien Dollar Term Facility	18%
Amended January 2019 Swap	Cash flow hedge	June 1, 2023	2.31%	200.0	First Lien Dollar Term Facility	74%
				$250.0		92%
We recognized a loss on the interest rate swaps of $0.4 million and $0.7 million in interest expense in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2020.
As of June 30, 2020, we anticipate having to reclassify $0.4 million from accumulated other comprehensive income (loss) into earnings during the next 12 months to offset the variability of the hedged items during this period.
The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 11:

Interest Rate Swap Agreements	Balance Sheet Classification	June 30, 2020	December 31, 2019
Designated as cash flow hedges	Accrued liabilities and other	$0.4	$0.4
Designated as cash flow hedges	Other liabilities	16.0	4.6
		$16.4	$5.0

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statement of operations. The income effects of our derivative activities are reflected in interest expense. There were no gains or losses recorded prior to June 3, 2019:

	Successor
	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019
	2020	2020	– June 30, 2019
Total interest expense presented in the statement of operations	$5.5	$11.7	$8.0
Interest rate swap agreements designated as cash flow hedges	0.4	0.7	—
Interest rate swap agreements not designated as cash flow hedges	$—	$—	$(5.4)
Note 10 — Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive loss at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$1.1	$—	$1.1
Unrealized gain (loss) on interest rate swaps	(10.0)	2.3	(7.7)
Total	$(8.9)	$2.3	$(6.6)

	December 31, 2019
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$1.7	$—	$1.7
Unrealized gain (loss) on interest rate swaps	1.4	0.3	1.7
Total	$3.1	$0.3	$3.4
The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$1.7	$1.7	$3.4
Other comprehensive income (loss) before reclassifications	(0.6)	(9.4)	(10.0)
Ending balance	$1.1	$(7.7)	$(6.6)
Note 11 — Fair Value Measurement
Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:
▪Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
▪Level 2 — Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
▪Level 3 — Unobservable inputs that are supported by little or no market activities.
The carrying values of cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of June 30, 2020 and December 31, 2019. The carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2020
Current and long-term debt	$427.0	$—	$427.0	$—
Interest rate swap agreements liability	$16.4	$—	$16.4	$—

December 31, 2019
Current and long-term debt	$428.2	$—	$428.2	$—
Interest rate swap agreements liability	$5.0	$—	$5.0	$—
The valuation techniques and inputs used for fair value measurements categorized within Level 2 include quoted comparable prices from market inputs. Generally, these fair value measures are model-based valuation techniques such as discounted cash flows or option pricing models using our own estimates and assumptions or those expected to be used by market participants. We determine our valuation policies and procedures and analyze changes in fair value measurements from period to period by using an industry standard market approach, in which prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were measured using unobservable inputs.
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
Note 12 — Income Taxes
For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Successor			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019	April 1, 2019	January 1, 2019
	2020	2020	– June 30, 2019	– June 2, 2019	– June 2, 2019
Effective tax rate	5.7%	15.7%	16.2%	21.5%	20.5%
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
Pursuant to the Ranpak Business Combination discussed in detail in Note 7, "Acquisition," to the notes to the unaudited condensed consolidated financial statements, the Company has calculated the fair market value of assets and liabilities, including the impact on the deferred tax assets and liabilities in accordance with the guidance under ASC 805. The deferred tax assets and liabilities are final as the valuation analysis has been completed. The deferred tax assets and liabilities resulted in a deferred tax liability of $122.9 million.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of June 30, 2020, tax years 2017 through 2020 are subject to examination by the tax authorities.
On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses and individuals to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate AMT credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent (special partnership rules apply); and fix the “retail glitch” for qualified improvement property in the 2017 tax code overhaul known informally as the Tax Cuts and Jobs Act (the “TCJA”) (TCJA, Public Law 115-97). ASC 740, Income Taxes, requires that the tax effects of changes in tax laws or rates be recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. We recorded any applicable impact from the CARES Act in the first quarter of 2020.
Note 13 — Commitments and Contingencies
Litigation
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the six months ended June 30, 2020.
Leases
Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased. Total rental expense relating to these leases for the three and six months ended June 30, 2020 was approximately $0.5 million and $1.0 million, respectively. Total rent expense for these leases for the June 2019 Successor Period and the 1H 2019 Predecessor Period was $0.2 million and $0.9 million, respectively.
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
Note 14 — Stock-Based Compensation
We expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Stock compensation expense is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations. Awards granted are recognized as compensation expense based on the grant date fair value, estimated in accordance with ASC 718, Compensation - Stock Compensation. The grant date fair value is the closing price of our stock on the grant date. Failure to satisfy the threshold service or performance conditions results in the forfeiture of shares. Forfeiture of share awards with service conditions or performance-based restrictions results in a reversal of previously recognized share-based compensation expense so long as the awards were probable of vesting.
The table below summarizes certain data for our stock-based compensation plans:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Successor			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019	April 1, 2019	January 1, 2019
	2020	2020	– June 30, 2019	– June 2, 2019	– June 2, 2019
Stock-based compensation expense	$2.0	$4.2	$0.2	$—	$—
Tax (expense) benefit for stock-based compensation	0.5	0.7	—	—	—
Fair value of vested awards	$2.5	$4.9	$0.2	$—	$—
Our shareholders approved the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Plan”) at the Annual Meeting of Shareholders on February 20, 2019. The purpose of the 2019 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. The 2019 Plan is an omnibus plan that may provide these incentives through grants of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU” or “RSUs”), performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company.
As of June 30, 2020, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	4,118,055
Awards granted	(2,296,352)
Awards canceled	718,531
Available for future awards	2,540,234

Awards vested	275,750
Restricted Stock Units — RSUs represent a right to receive one share of our common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. Certain RSUs vest ratably over a two-year period while others vest over a one-year period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a ratable basis.
Performance-Based Restricted Stock Units — Performance-based restricted stock units (“PRSU”) vest over a three-year period. However, the level of the awards to be earned is determined at the end of the initial one-year performance period, based upon attainment of specific business performance goals during such initial one-year performance period. If certain minimum performance levels are not attained in the initial one-year performance period, the awards will be automatically forfeited before vesting. The awards are variable in that compensation could range from zero to 150% of the award agreement's target contingent on the performance level attained. The fair value of performance-based restricted stock units is determined on the grant date. Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions.
Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2019	483,299	$9.30	—	$—
Granted	496,141	8.07	646,896	8.06
Vested	(245,832)	8.60	—	—
Forfeited	(47,065)	8.87	(111,582)	8.07
Outstanding at June 30, 2020	686,543	$8.69	535,314	$8.06
Director Stock Units — Members of the Company's Board of Directors (“Director(s)”) may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement. The retainers are paid quarterly, in arrears, and vest upon issuance. These shares are priced at the closing price of the last business day of the calendar quarter. Additionally, Directors are granted an annual award of RSUs of $0.1 million, paid or granted quarterly in arrears in the form of cash or stock at the Director’s election, on the date of the annual shareholder meeting. The number of RSUs

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
is determined by the closing price of Ranpak stock on that date. These RSUs vest at the earlier of the (i) anniversary of the grant date or (ii) the following annual shareholder meeting. The following table includes the number of shares granted and vested for Directors electing to receive retainer payments in shares:

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	—	$—
Granted	97,100	7.40
Vested	(16,886)	7.03
Balance at June 30, 2020	80,214	$7.48
Note 15 — Shareholders’ Equity
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
Common Shares—Each holder of Class A Common Stock (“Class A”) is entitled to one vote for each Class A share held of record.  Holders of shares of Class C Common Stock (“Class C”) have no such voting rights and, as such, shall not have the right to receive notice of, attend at or vote on any matters on which stockholders generally are entitled to vote.  Class C shares have a right of conversion that upon sale or other transfer convert to Class A shares.
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

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Preferred Shares—The Company's charter authorizes 1,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of June 30, 2020, the Company had no preferred stock outstanding.
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
•At a price of $0.01 per warrant;
•Upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•If, and only if, the reported last sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
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
Outstanding Shares—At June 30, 2020 and December 31, 2019, the Company had the following shares of common stock outstanding:

	June 30, 2020			December 31, 2019
	Class A	Class C	Total Common	Class A	Class C	Total Common
Shares outstanding not subject to an earn-out agreement	58,440,006	5,779,910	64,219,916	58,177,288	5,779,910	63,957,198
Shares subject to $15.00 earn-out	2,940,336	—	2,940,336	2,940,336	—	2,940,336
Shares subject to $12.50 earn-out	3,018,617	731,383	3,750,000	3,018,617	731,383	3,750,000
Shares subject to $12.25 earn-out	157,500	—	157,500	157,500	—	157,500
Total	64,556,459	6,511,293	71,067,752	64,293,741	6,511,293	70,805,034
Translation adjustment—Translation adjustments recorded are a component of accumulated other comprehensive income (loss) in shareholders’ equity. The effects of translating financial statements of foreign operations into the Company’s reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) which is net of tax, where applicable.
Note 16 — Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method or if-converted method. Diluted EPS excludes potential shares of common stock if their effect is anti-dilutive. If there is a net loss in any period, basic and diluted EPS are computed in the same manner.
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
The Predecessor had one class of shares outstanding. As of June 30, 2020, we have not issued any instruments that were considered to be participating securities. The Successor’s weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of our loss per share:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Successor			Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019	April 1, 2019	January 1, 2019
	2020	2020	– June 30, 2019	– June 2, 2019	– June 2, 2019
Numerator:
Net loss	$(8.5)	$(12.1)	$(12.4)	$(15.8)	$(19.0)
Net loss attributable to common stockholders for basic and diluted EPS	$(8.5)	$(12.1)	$(12.4)	$(15.8)	$(19.0)

Denominator:
Basic weighted average common shares outstanding	70,947,868	70,898,813	53,868,925	995	995
Dilutive effect of assumed exercise of warrants	—	—	—	—	—
Dilutive effect of assumed vesting of RSUs and PRSUs	—	—	—	—	—
Diluted weighted average common shares outstanding	70,947,868	70,898,813	53,868,925	995	995

Loss per share attributable to common stockholders
Basic	$(0.12)	$(0.17)	$(0.23)	$(15,807.96)	$(19,195.40)
Diluted	$(0.12)	$(0.17)	$(0.23)	$(15,807.96)	$(19,195.40)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended June 30,	Six Months Ended June 30,	June 3, 2019
	2020	2020	– June 30, 2019
Warrants on common stock	20,108,744	20,108,744	20,570,744
RSUs and PRSUs	1,185,547	874,508	693,454
Total antidilutive securities	21,294,291	20,983,252	21,264,198
Note 17 — Transactions with Related Parties
Shared Services Agreement
On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement amounted to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.
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
Monitoring Fee Arrangement
Rack Holdings had a monitoring fee agreement, with Rhône Capital IV L.P., a related party, which required Rack Holdings to pay 1% of projected annual earnings before interest, taxes and depreciation and amortization in advance of each semi-annual period, adjusted retroactively up or down, plus reimbursement of other expenses. As of June 3, 2019, upon the Closing of the Ranpak Business Combination and change in control, this monitoring fee was eliminated. Monitoring fee and reimbursement expenses are immaterial but are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the period January 1, 2019 through June 2, 2019.
Note 18 — Restatement of Previously Issued Unaudited Condensed Consolidated Interim Financial Statements
As disclosed in Note 21 in our Annual Report on Form 10-K for the year ended December 31, 2019, subsequent to the issuance of our unaudited condensed consolidated interim financial statements as of June 30, 2019 (Successor) and for the Predecessor Period January 1, 2019 through June 2, 2019 and April 1, 2019 through June 2, 2019 and the Successor Period June 3, 2019 through June 30, 2019 (Successor), management identified several errors related to presentation of the Predecessor Period (January 1, 2019 through June 2, 2019) resulting from incorrect accounting and reporting related to the Ranpak Business Combination. The foreign currency translation adjustments line item in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was misstated by ($27.6 million) and the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity was also misstated as a result of all of the errors identified as noted in the below table. Additionally it was determined that the Unaudited Condensed Consolidated Statement of Cash Flows included several misclassified amounts in the Predecessor Period, resulting in a ($7.8 million) misstatement of net cash flows provided by operating activities, a ($1.1 million) misstatement of net cash flows used in financing activities, and a $8.9 million misstatement in the effect of exchange rate changes on cash. The Company has corrected the errors in the comparable Q2 2019 unaudited condensed consolidated interim financial statements that are presented in the Q2 2020 unaudited condensed consolidated interim Form 10-Q filing.
In addition, management also identified several errors in the unaudited condensed consolidated interim financial statements for the Successor Period (June 3, 2019 through June 30, 2019) resulting from incorrect accounting and reporting related to the Ranpak Business Combination. These Successor Period errors resulted in multiple misstatements in the Unaudited Condensed Consolidated Statement of Cash Flows including $3.4 million of net cash provided by financing activities and $7.9 million of effects of exchange rate changes on cash. We also misclassified (1) $308.1 million, relating to the cash withdrawn from trust account, between net cash used in investing activities and beginning cash and (2) $11.3 million, relating to One Madison Corporation’s deferred initial public offering underwriting fees, between net cash used in operating activities and net cash from financing activities. Ending cash balance for the second quarter remain unchanged. Goodwill was also misstated by $10.0 million.

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The foreign currency gain line item in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was misstated by $2.5 million and the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity was also misstated as a result of the errors identified as noted in the below table. The Company has corrected the errors in the comparable Q2 2019 unaudited condensed consolidated interim financial statements that are presented in the Q2 2020 unaudited condensed consolidated interim Form 10-Q filing.
Management has evaluated the materiality of these misstatements and concluded that the Predecessor Period and Successor Period misstatements were not material to the unaudited condensed consolidated interim financial statements as of June 30, 2019 (Successor) and for the Predecessor Period January 1, 2019 through June 2, 2019 and April 1, 2019 through June 2, 2019 and the Successor Period June 3, 2019 through June 30, 2019 (Successor).
The impact of the necessary adjustments on the total amounts previously reported for the Predecessor Period in our unaudited condensed consolidated interim financial statements (included in our quarterly reports on Form 10-Q for the three and six months ended June 30, 2019) is summarized in the following table:

	Predecessor Period (January 1, 2019 – June 2, 2019)
	As previously reported	Adjustment	As restated
Unaudited Condensed Consolidated Statement of Cash Flows
Deferred income taxes	$0.6	$(7.8)	$(7.2)
Net cash provided by (used in) operating activities	24.5	(7.8)	16.7
Payments on term loans and credit facility	(13.3)	(1.1)	(14.4)
Net cash provided by (used in) financing activities	(13.3)	(1.1)	(14.4)
Effect of exchange rate changes on cash	$(7.7)	$8.9	$1.2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Foreign currency translation adjustments	$23.6	$(27.6)	$(4.0)
Comprehensive income (loss)	$4.6	$(27.6)	$(23.0)

Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity
Additional paid-in capital	$—	$291.4	$291.4
Accumulated deficit	—	(88.9)	(88.9)
Treasury stock	—	(1.5)	(1.5)
Accumulated other comprehensive loss	—	(27.6)	(27.6)
Total shareholders' equity	$—	$173.4	$173.4

	Predecessor Period (April 1, 2019 – June 2, 2019)
	As previously reported	Adjustment	As restated
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Foreign currency translation adjustments	$27.0	$(27.6)	$(0.6)
Comprehensive income (loss)	$11.2	$(27.6)	$(16.4)
The impact of the necessary adjustments on the total amounts previously reported for the Successor Period from June 3, 2019 through June 30, 2019 in our unaudited condensed consolidated interim financial statements (included in our quarterly report on Form 10-Q for the three and six months ended June 30, 2019) is summarized in the following table:

RANPAK HOLDINGS CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Successor Period (June 3, 2019 – June 30, 2019)
	As previously reported	Adjustment	As restated
Unaudited Condensed Consolidated Statement of Cash Flows
Net loss	$(10.5)	$(1.9)	$(12.4)
(Decrease) increase in accounts payable	(25.8)	11.3	(14.5)
Increase (decrease) in accrued liabilities	0.9	(0.6)	0.3
Currency gain on foreign denominated notes payable	(0.8)	2.5	1.7
Net cash provided by (used in) operating activities	(24.6)	11.3	(13.3)
Cash withdrawn from trust account	—	308.1	308.1
Net cash used in investing activities	(947.6)	308.1	(639.5)
Proceeds from issuance of term loans and credit facility	539.0	(4.4)	534.6
Proceeds from sale of common stock	302.4	12.3	314.7
Payments of deferred registration costs	—	(11.3)	(11.3)
Net cash provided by (used in) financing activities	666.5	(3.4)	663.1
Effect of exchange rate changes on cash	7.4	(7.9)	(0.5)
Net increase (decrease) in cash and cash equivalents	(298.3)	308.1	9.8
Cash and cash equivalents, beginning of period	$309.8	$(308.1)	$1.7

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Foreign currency (gain) loss	$(0.8)	$2.5	$1.7
Loss before income tax benefit	(12.3)	(2.5)	(14.8)
Income tax benefit	(1.8)	(0.6)	(2.4)
Net income (loss)	(10.5)	(1.9)	(12.4)
Comprehensive income (loss)	$(5.7)	$(1.9)	$(7.6)
Net income (loss) per share	$(0.19)	$(0.04)	$(0.23)

Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity
Additional paid-in capital	$428.3	$15.0	$443.3
Accumulated other comprehensive loss	4.8	(2.5)	2.3
Accumulated deficit	(22.4)	(1.9)	(24.3)
Total shareholders' equity	$410.7	$10.6	$421.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements that are not historical facts, including statements about the parties, perspectives and expectations, are forward-looking statements. In addition, any statements that refer to estimates, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about: our expectations around the performance of the business; our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination; our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business; our public securities’ potential liquidity and trading; the lack of a market for our securities.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to: (1) our inability to secure a sufficient supply of paper to meet our production requirements; (2) the impact of the price of kraft paper on our results of operations; (3) our reliance on third party suppliers; (4) the COVID-19 pandemic and associated response; (5) the high degree of competition in the markets in which we operate; (6) consumer sensitivity to increases in the prices of our products; (7) changes in consumer preferences with respect to paper products generally; (8) continued consolidation in the markets in which we operate; (9) the loss of significant end-users of our products or a large group of such end-users; (10) our failure develop new products that meet our sales or margin expectations; (11) our future operating results fluctuating, failing to match performance or to meet expectations; (12) our ability to fulfill our public company obligations; and (13) other risks and uncertainties indicated from time to time in filings made with the SEC.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the section entitled, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Ranpak included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2020. For purposes of this section, "Ranpak", "the Company", "we", or "our" refer to (i) Rack Holdings and its subsidiaries (the “Predecessor”) for the periods from January 1, 2019 through June 2, 2019 and April 1, 2019 through June 2, 2019 (each referred to herein as a "2019 Predecessor Period”) prior to the consummation of the Ranpak Business Combination and (ii) Ranpak Holdings Corp. and its subsidiaries (the “Successor”) for all periods subsequent to June 3, 2019 after the consummation of the Ranpak Business Combination, unless the context otherwise requires. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report on Form 10-Q.
The following discussion and analysis has been revised for the effects of certain restatements, as detailed in Note 18 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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

Overview
Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-commerce and industrial supply chains. Since its inception in 1972, Ranpak has delivered high quality protective packaging solutions, while maintaining its commitment to environmental sustainability. Ranpak assembles its protective packaging systems and provides the systems and paper consumables to customers, which include direct end-users and its network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials. Ranpak operates manufacturing facilities in Concord Township, Ohio; Kansas City, Missouri; Raleigh, North Carolina; and Reno, Nevada in the United States, in Heerlen, the Netherlands and Nyrany, Czech Republic. In the second quarter of 2020, we opened a new production facility for our automation business in Kerkrade, the Netherlands, located approximately three miles from our Heerlen location, to enhance our production capacity in our automation business. Ranpak also maintains sales and administrative offices in Shanghai, China; Tokyo, Japan; and Singapore. Ranpak is a global business that generates approximately 54.8% of its net revenue for the fiscal year 2019 outside of the United States.
As of June 30, 2020, Ranpak had an installed base of approximately 109.5 thousand protective packaging systems serving a diverse set of distributors and end-users. Ranpak generated net revenue of $129.5 million in the six months ended June 30, 2020. Additionally, Ranpak generated net revenue of $16.3 million in the Successor period June 3, 2019 through June 30, 2019 and $106.4 million in the Predecessor period January 1, 2019 through June 2, 2019.
The Ranpak Business Combination
On June 3, 2019, we consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, Inc. (“Rack Holdings”) pursuant to a stock purchase agreement for consideration of $794.9 million, which reflects a post-closing adjustment of $0.7 million for net working capital and additional consideration, and €140.0 million ($160.8 million) in cash, (A) $341.5 million and €140.0 million of which, respectively, was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the stock purchase agreement and (B) the remainder of which was paid to Rack Holdings L.P. (“Seller”).
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
Following the Ranpak Business Combination, we have hired, and expect to hire additional staff and implement procedures and processes to address regulatory and other customary requirements applicable to operating public companies. We have incurred additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. We estimated that these incremental costs on an annual basis would amount to approximately $2.0 million or more per year, resulting in higher operating expenses in future periods. The closing of the Ranpak Business Combination also resulted in the elimination of certain non-recurring expenses incurred prior to the Ranpak Business Combination, which amounted to $35.4 million for the year ended December 31, 2019.
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
Ranpak does not currently hedge its foreign currency transaction or translation exposure. As a result, significant currency fluctuations could impact the comparability of its results between periods, while such fluctuations coupled with material mismatches in net revenues and expenses could also adversely impact its cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”
Acquisitions.  On February 28, 2017, Ranpak acquired e3NEO for total consideration of $3.3 million, including contingent consideration of $1.1 million which was paid in full in 2018, plus an earn-out opportunity, which was not earned and, in April 2020, we entered into a settlement arrangement with the former majority owner of e3NEO to provide, among other things, for a payment to the earn-out counterparties in the amount of approximately $1.6 million. Approximately $0.2 million was expensed in the second quarter of 2020 after certain approvals were obtained by French authorities. Approximately $0.8 million was paid in the second quarter of 2020. Approximately $0.6 million was accrued for at June 30, 2020. See Note 7, "Acquisition" to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. While recent acquisitions, such as e3NEO, have been relatively small, any significant future business acquisitions may impact the comparability of Ranpak’s results in future periods with those for prior periods.
Seasonality.   Ranpak estimates that approximately one-third of its net revenue, either directly or to distributors, are destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Ranpak’s results tend to follow similar patterns, with the highest net revenue typically recorded in its fourth fiscal quarter and the slowest sales in its first fiscal quarter of each fiscal year. Ranpak expects this seasonality to continue in the future, as a result of which its results of operations between fiscal quarters in a given year may not be directly comparable.
Impact of the COVID-19 Pandemic. The COVID-19 pandemic has resulted in rapid changes in market and economic conditions around the world as COVID-19 continues to spread. We derive a significant portion of our revenue from sales of Void-fill, Cushioning and Wrapping products to e-commerce end-users and demand from these end-users has been strong, offsetting reductions in demand for these products from customers in other industries. However, social distancing and similar measures adopted in many jurisdictions around the world have impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations have been delayed. If social distancing measures continue for an extended period of time, growth in our protective packaging system base, acquisition of new customers and sales of Automation products may be adversely affected. We believe that these impacts are not unique to us and that our industry competitors have been impacted in a similar fashion. We are deemed an essential business under the Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response issued by the United States Cybersecurity and Infrastructure Security Agency and pursuant to state decisions in states where our domestic production and distribution facilities are located. We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to social distancing and other measures to promote a safe operating environment. While we have experienced limited delays in receiving certain supplies we use to assemble our packaging systems, to date, these measures have not materially impacted the cost of producing and distributing our products, the cost and availability of raw materials and components, and we have encountered minimal disruption in our ability to fulfill customer orders. We continue to monitor our liquidity position closely and have extended payment terms to certain of our customers when necessary, while correspondingly seeking extended terms from our key suppliers. While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, at the time of this filing, we cannot predict the extent to which we will ultimately be impacted due to the evolving and highly uncertain nature of the COVID-19 pandemic. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.
Key Performance Indicators and Other Factors Affecting Performance
Ranpak uses the following key performance indicators and monitors the following other factors to analyze its business performance, determine financial forecasts, and help develop long-term strategic plans:
Protective Packaging Systems Base — Ranpak closely tracks the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Ranpak’s installed base of protective packaging systems also drives its capital expenditure budgets. The following table presents Ranpak’s installed base of protective packaging systems by product line as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019	Change	% Change
Protective Packaging Systems	(in thousands)
Cushioning machines	33.1	31.9	1.2	3.8
Void-fill machines	62.9	58.3	4.6	7.9
Wrapping machines	13.5	10.1	3.4	33.7
Total	109.5	100.3	9.2	9.2
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
Results of Operations
The following tables sets forth Ranpak’s results of operations for the Successor three and six month periods ended June 30, 2020, the period June 3, 2019 through June 30, 2019, and the Predecessor periods April 1, 2019 through June 2, 2019 and January 1, 2019 through June 2, 2019, with line items presented in millions of dollars.
The Ranpak Business Combination is accounted for under the scope of business combination guidance in ASC 805 as One Madison Corporation was deemed to be the accounting acquirer while Rack Holdings was deemed the "Predecessor." Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (see Note 7, "Acquisition”).
The financial statements separate the Company's presentation into distinct periods. The periods before the Closing of the Ranpak Business Combination (labeled Predecessor) depict the financial statements of Rack Holdings, and the period after the Closing (labeled Successor) depicts the financial statements of the Company, including the consolidation of One Madison Corporation with Rack Holdings and application of acquisition method of accounting. As a result of the application of the acquisition method of accounting as of the Closing, the financial statements for the Predecessor Periods and for the Successor Periods are presented on a different basis of accounting and are, therefore not comparable.
Our condensed consolidated financial statements are prepared in accordance with GAAP. We have, however, also disclosed below Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted EBITDA, which are non-GAAP financial measures. We have included EBITDA and adjusted EBITDA because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that EBITDA and adjusted EBITDA provide useful information to investors and others in understanding and evaluating the Company's operating results in the same manner as our management and Board of Directors.
EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA and adjusted EBITDA should not be viewed as substitutes for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and adjusted EBITDA do not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•EBITDA and adjusted EBITDA do not reflect the impact of the recording or release of valuation allowances or tax payments that may represent a reduction in cash available to us;
•adjusted EBITDA does not take into account any restructuring and integration costs; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.
EBITDA — EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; and depreciation and amortization.
Adjusted EBITDA — Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; depreciation and amortization; stock-based compensation expense; expenses related to the Ranpak Business Combination and, in certain periods, certain other income and expense items.
We also believe that adjusting these non-GAAP measures for comparability between the Predecessor, Successor and Pro Forma periods is useful to the user of our financial statements.
In addition, in our discussion below, we include certain unaudited, non-GAAP pro forma data for the Successor three and six months ended June 30, 2020 and the Predecessor and Successor Periods in 2019. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to remove the effect of costs incurred to consummate the Ranpak Business Combination, other one-time costs incurred due to the Company entering into the Ranpak Business Combination and for purchase accounting adjustments related to the Ranpak Business Combination as well as to reflect a constant currency presentation between periods for the convenience of readers.  We refer to these data as pro forma data in our discussion. However, such pro forma data have not been prepared in accordance with Article 11 of Regulation S-X. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and six months ended June 30, 2020 and 2019.
Comparison of Successor Period Three Months Ended June 30, 2020, June 3, 2019 to June 30, 2019 (“June 2019 Successor Period”), 2019 Predecessor Period April 1, 2019 through June 2, 2019 (“Second Quarter 2019 Predecessor Period”), and Pro Forma Three Months Ended June 30, 2019

	Successor				Predecessor
	Three Months Ended June 30,		June 3, 2019 – June 30, 2019		April 1, 2019 – June 2, 2019
	2020	% Net revenue	2019	% Net revenue	2019	% Net revenue
Net revenue	$66.1	―	$16.3	―	$40.3	―
Cost of goods sold	39.1	59.2	13.0	79.8	23.2	57.6
Gross profit	27.0	40.8	3.3	20.2	17.1	42.4
Selling, general and administrative expenses	20.7	31.3	4.9	30.1	10.0	24.8
Transaction costs	—	—	0.3	1.8	7.0	17.4
Depreciation and amortization expense	7.7	11.6	3.0	18.4	7.1	17.6
Other operating expense, net	0.7	1.1	0.2	1.2	1.2	3.0
Income (loss) from operations	(2.1)	(3.2)	(5.1)	(31.3)	(8.2)	(20.3)
Interest expense	5.5	8.3	8.0	49.1	12.1	30.0
Foreign currency (gain) loss	1.4	2.1	1.7	10.4	(0.2)	(0.5)
Loss before income tax expense	(9.0)	(13.6)	(14.8)	(90.8)	(20.1)	(49.9)
Income tax benefit	(0.5)	(0.8)	(2.4)	(14.7)	(4.3)	(10.7)
Net loss	$(8.5)	(12.9)	$(12.4)	(76.1)	$(15.8)	(39.2)

Non-GAAP
EBITDA	$11.5		$0.5		$2.6
Adjusted EBITDA	$19.0		$—		$—

	Pro Forma
	Three Months Ended June 30,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
Net revenue	$67.8	―	$59.9	―	$7.9	13.2
Cost of goods sold	40.1	59.1	34.5	57.6	5.6	16.2
Gross profit	27.7	40.9	25.4	42.4	2.3	9.1
Selling, general and administrative expenses	21.1	31.1	13.8	23.0	7.3	52.9
Depreciation and amortization expense	7.8	11.5	9.7	16.2	(1.9)	(19.6)
Other operating expense, net	0.9	1.3	1.5	2.5	(0.6)	(40.0)
Income (loss) from operations	(2.1)	(3.1)	0.4	0.7	(2.5)	(625.0)
Interest expense	5.5	8.1	8.5	14.2	(3.0)	(35.3)
Foreign currency (gain) loss	1.4	2.1	1.5	2.5	(0.1)	(6.7)
Loss before income tax expense	(9.0)	(13.3)	(9.6)	(16.0)	0.6	(6.3)
Income tax benefit	(0.4)	(0.6)	(1.0)	(1.7)	0.6	(60.0)
Net loss	$(8.6)	(12.7)	$(8.6)	(14.4)	$—	—

Non-GAAP
EBITDA	$11.5		$13.7		$(2.2)	(16.1)
Adjusted EBITDA	$19.0		$16.8		$2.2	13.1
Net Revenue
The following tables and the discussion that follows compare Ranpak’s net revenue by geographic region and by product line for the three months ended June 30, 2020 and 2019 on a GAAP basis and on a non-GAAP, pro forma basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Successor				Predecessor
	Three Months Ended June 30,		June 3, 2019 – June 30, 2019		April 1, 2019 – June 2, 2019
	2020	% Net revenue	2019	% Net revenue	2019	% Net revenue
North America	$28.2	42.7	$9.3	57.1	$20.2	50.1
Europe/Asia	37.9	57.3	7.0	42.9	20.1	49.9
Net revenue	$66.1	100.0	$16.3	100.0	$40.3	100.0

Cushioning machines	$25.8	39.0	$8.0	49.1	$16.8	41.7
Void-fill machines	28.8	43.6	8.0	49.1	16.2	40.2
Wrapping machines	7.9	12.0	1.4	8.6	3.8	9.4
Other	3.6	5.4	(1.1)	(6.8)	3.5	8.7
Net revenue	$66.1	100.0	$16.3	100.0	$40.3	100.0

	Pro Forma
	Three Months Ended June 30,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
North America	$28.2	41.6	$29.8	49.7	$(1.6)	(5.4)
Europe/Asia	39.6	58.4	30.1	50.3	9.5	31.6
Net revenue	$67.8	100.0	$59.9	100.0	$7.9	13.2

Cushioning machines	$26.6	39.2	$27.8	46.4	$(1.2)	(4.3)
Void-fill machines	29.4	43.4	24.9	41.6	4.5	18.1
Wrapping machines	8.0	11.8	5.4	9.0	2.6	48.1
Other	3.8	5.6	1.8	3.0	2.0	111.1
Net revenue	$67.8	100.0	$59.9	100.0	$7.9	13.2
Net revenue for the three months ended June 30, 2020 was $66.1 million. Net revenue for the June 2019 Successor Period was $16.3 million, and $40.3 million in the Second Quarter 2019 Predecessor Period, for a combined $56.6 million in the three month period ended June 30, 2019. Net revenue increased $9.5 million or 16.8% as a result of an increase in the volume of Ranpak’s paper consumable products of approximately 19.3 pp and an increase of approximately 6.5 pp in sales of automated box sizing equipment, partially offset by a decrease in the price of Ranpak's paper consumable products which contributed a 7.6 pp decrease in sales. Net revenue was positively impacted by increases in wrapping, void-fill, and automation, partially offset by decreases in cushioning. Cushioning decreased $1.2 million, or 4.3%, to $26.6 million from $27.8 million, void-fill increased $4.5 million, or 18.1%, to $29.4 million from $24.9 million, wrapping increased $2.6 million, or 48.1%, to $8.0 million from $5.4 million, while other sales increased $2.0 million, or 111.1% to $3.8 million from $1.8 million, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Net revenue was $67.8 million for the three months ended June 30, 2020, a $7.9 million, or 13.2%, increase on a constant currency basis from pro forma net revenue of $59.9 million for the three months ended June 30, 2019 after purchase accounting adjustments of $2.6 million related to deferred revenue in the three months ended June 30, 2019.
Net revenue in North America for the three months ended June 30, 2020 totaled $28.2 million. Net revenue in North America was $9.3 million in the June 2019 Successor Period, $20.2 million in the Second Quarter 2019 Predecessor Period for a combined $29.5 million in the three month period ended June 30, 2019. Net revenue in North America decreased $1.3 million, or 4.4% attributable to a decline in cushioning and void-fill volumes, partially offset by an increase in wrapping sales. Net revenue in North America was $28.2 million for the three months ended June 30, 2020, a $1.6 million, or 5.4%, decrease from pro forma net revenue of $29.8 million for the three months ended June 30, 2019 after purchase accounting adjustments.
Net revenue in Europe/Asia for the three months ended June 30, 2020 totaled $37.9 million. Net revenue in Europe/Asia was $7.0 million in the June 2019 Successor Period, $20.1 million in the Second Quarter 2019 Predecessor Period, for a combined $27.1 million in the three month period ended June 30, 2019. Net revenue in Europe/Asia increased $10.8 million or 39.9% driven primarily by increases cushioning, void-fill, and wrapping product categories. Net revenue in Europe/Asia was $39.6 million for the three months ended June 30, 2020, a $9.5 million, or 31.6%, increase from pro forma net revenue of $30.1 million for the three months ended June 30, 2019 after purchase accounting adjustments and adjusting for constant currency.
Cost of Sales
Cost of sales for the three months ended June 30, 2020 totaled $39.1 million. Cost of sales was $13.0 million in the June 2019 Successor Period, $23.2 million in the Second Quarter 2019 Predecessor Period, for a combined $36.2 million in the three month period ended June 30, 2019. Cost of sales increased $2.9 million or 8.0% due to higher sales of consumables and an increase in depreciation of $2.2 million over the prior year, offset by lower price of paper. Pro forma cost of sales increased by $5.6 million, or 16.2%, to $40.1 million in the three months ended June 30, 2020 from $34.5 million for the three month period ended June 30, 2019 after adjusting to a constant currency in both periods and $2.1 million in purchase accounting adjustments in the three months ended June 30, 2019. As a result, on a pro forma basis, net sales minus cost of sales as a percentage of net sales decreased by 1.5 pp to 40.9% in the three months ended June 30, 2020 from 42.4% for the comparable period in 2019.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses for the three months ended June 30, 2020 was $20.7 million. SG&A was $4.9 million in the June 2019 Successor Period, $10.0 million in the Second Quarter 2019 Predecessor Period, for a combined $14.9 million in the three month period ended June 30, 2019. SG&A expenses increased $5.8 million or 38.9% due to severance costs, non-cash equity compensation costs, increased support of growth initiatives and increased costs associated with being a public company. Pro forma SG&A expenses increased by $7.3 million, or 52.9%, to $21.1 million in the three months ended June 30, 2020 from $13.8 million for the comparable period in 2019 after adjusting to a constant currency in both periods. As a percentage of pro forma net sales, pro forma SG&A increased to 31.1% in the three months ended June 30, 2020 from 23.0% in the three months ended June 30, 2019 on a constant currency basis.
Transaction Costs
We incurred transaction costs related to the Ranpak Business Combination of approximately $0.3 million in the June 2019 Successor Period, $7.0 million in the Second Quarter 2019 Predecessor Period for a combined $7.3 million. All of these costs were related to the Ranpak Business Combination.
Depreciation and Amortization
Depreciation and amortization expenses for the three months ended June 30, 2020 were $7.7 million. Depreciation and amortization expenses were $3.0 million in the June 2019 Successor Period, $7.1 million in the Second Quarter 2019 Predecessor Period, for a combined $10.1 million in the three month period ended June 30, 2019. Depreciation and amortization expenses decreased $2.4 million, or 23.8% due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates. Pro forma depreciation and amortization expenses decreased by $1.9 million, or 19.6%, to $7.8 million in the three months ended June 30, 2020 from $9.7 million for the three months ended June 30, 2019 on a constant currency basis. As a percentage of pro forma net sales, pro forma depreciation and amortization expenses decreased to 11.5% in the three months ended June 30, 2020 from 16.2% in the three months ended June 30, 2019 on a constant currency basis.
Other Operating Expense (Income), Net
Other operating expenses (income), net, for the three months ended June 30, 2020 was $0.7 million. Other operating expenses (income), net, was $0.2 million in the June 2019 Successor Period, $1.2 million in the Second Quarter 2019 Predecessor Period, for a combined $1.4 million. Other operating expense decreased $0.7 million, or 50.0%. Pro forma other operating expenses (income), net, was $0.9 million in the three months ended June 30, 2020 compared to $1.5 million for the three months ended June 30, 2019 on a constant currency basis, largely driven by decreases in research and development. As a percentage of pro forma net sales, pro forma other operating expenses (income), net, decreased to 1.3% in the three months ended June 30, 2020 from 2.5% in the three months ended June 30, 2019 on a constant currency basis.
Interest Expense
Interest expense for the three months ended June 30, 2020 was $5.5 million. Interest expense was $8.0 million in the June 2019 Successor Period, $12.1 million in the Second Quarter 2019 Predecessor Period, for a combined $20.1 million. Interest expense decreased $14.6 million, or 72.6%. Interest expense decreased due to transaction-related expenses in June 2019, which included a write-off of deferred financing fees and the termination of an interest rate swap. Pro forma interest expense decreased by $3.0 million, or 35.3%, to $5.5 million in the three months ended June 30, 2020 compared to $8.5 million for the three months ended June 30, 2019 on a constant currency basis due to decreased debt levels and lower interest rates. As a percentage of pro forma net sales, pro forma interest expense decreased to 8.1% in the three months ended June 30, 2020 from 14.2% in the three months ended June 30, 2019.
Foreign Currency (Gain) Loss
Foreign currency loss for the three months ended June 30, 2020 was $1.4 million. Foreign currency loss was $1.7 million in the June 2019 Successor Period, and a gain of $0.2 million in the Second Quarter 2019 Predecessor Period, for a combined loss of $1.5 million. Foreign currency loss decreased $0.1 million, or 6.7% due to the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor Periods. Pro forma foreign currency loss was $1.4 million in the three months ended June 30, 2020 compared to $1.5 million for the three months ended June 30, 2019 on a constant currency basis. As a percentage of pro forma net sales, pro forma foreign currency loss decreased to 2.1% in the three months ended June 30, 2020 from 2.5% in the three months ended June 30, 2019 on a constant currency basis.
Income Tax Benefit
Income tax benefit for the three months ended June 30, 2020 was $0.5 million, or an effective tax rate of 5.7%. Income tax benefit was $2.4 million in the June 2019 Successor Period, $4.3 million in the Second Quarter 2019 Predecessor Period, for a combined benefit of $6.7 million in the three months ended June 30, 2019. The effective tax rate was 16.2% in the June 2019 Successor Period and 21.5% in the Second Quarter 2019 Predecessor Period. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the United States, and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Loss
Net loss for the three months ended June 30, 2020 was $8.5 million. Net loss was $12.4 million in the June 2019 Successor Period, $15.8 million in the Second Quarter 2019 Predecessor Period, for a combined net loss of $28.2 million in the three months ended June 30, 2019. Net loss decreased $19.7 million, or 69.9%. Net loss was $8.6 million in the three months ended June 30, 2020 compared to pro forma net loss of $8.6 million for the three month period ended June 30, 2019 on a constant currency basis. The change was due to the reasons discussed above.
EBITDA and Adjusted EBITDA
EBITDA for the three months ended June 30, 2020 was $11.5 million. EBITDA was $0.5 million in the June 2019 Successor Period, $2.6 million in the second quarter 2019 Predecessor Period, for a combined $3.1 million. Adjusting for transaction costs associated with the Ranpak Business Combination, constant currency and other one-time costs, pro forma Adjusted EBITDA for the three months ended June 30, 2020 and 2019 totaled $19.0 million and $16.8 million, respectively, an increase of $2.2 million, or 13% on a constant currency basis.

Comparison of Successor Period Six Months Ended June 30, 2020, June 2019 Successor Period, 2019 Predecessor Period January 1, 2019 through June 2, 2019 (“1H 2019 Predecessor Period”), and Pro Forma Six Months Ended June 30, 2019

	Successor				Predecessor
	Six Months Ended June 30,		June 3, 2019 – June 30, 2019		January 1, 2019 – June 2, 2019
	2020	% Net revenue	2019	% Net revenue	2019	% Net revenue
Net revenue	$129.5	―	$16.3	―	$106.4	―
Cost of goods sold	75.7	58.5	13.0	79.8	61.2	57.5
Gross profit	53.8	41.5	3.3	20.2	45.2	42.5
Selling, general and administrative expenses	40.3	31.1	4.9	30.1	23.8	22.4
Transaction costs	—	—	0.3	1.8	7.4	7.0
Depreciation and amortization expense	15.2	11.7	3.0	18.4	17.7	16.6
Other operating expense, net	1.0	0.8	0.2	1.2	2.2	2.1
Income (loss) from operations	(2.7)	(2.1)	(5.1)	(31.3)	(5.9)	(5.5)
Interest expense	11.7	9.0	8.0	49.1	20.2	19.0
Foreign currency (gain) loss	(0.1)	(0.1)	1.7	10.4	(2.2)	(2.1)
Loss before income tax expense	(14.3)	(11.0)	(14.8)	(90.8)	(23.9)	(22.5)
Income tax benefit	(2.2)	(1.7)	(2.4)	(14.7)	(4.9)	(4.6)
Net loss	$(12.1)	(9.3)	$(12.4)	(76.1)	$(19.0)	(17.9)

Non-GAAP
EBITDA	$27.0		$0.5		$22.9
Adjusted EBITDA	$37.1		$—		$—

	Pro Forma
	Six Months Ended June 30,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
Net revenue	$132.6	―	$127.9	―	$4.7	3.7
Cost of goods sold	77.5	58.4	73.6	57.5	3.9	5.3
Gross profit	55.1	41.6	54.3	42.5	0.8	1.5
Selling, general and administrative expenses	41.0	30.9	27.0	21.1	14.0	51.9
Depreciation and amortization expense	15.4	11.6	20.3	15.9	(4.9)	(24.1)
Other operating expense, net	1.4	1.1	2.6	2.0	(1.2)	(46.2)
Income (loss) from operations	(2.7)	(2.0)	4.4	3.4	(7.1)	(161.4)
Interest expense	11.7	8.8	16.6	13.0	(4.9)	(29.5)
Foreign currency (gain) loss	(0.1)	(0.1)	(0.5)	(0.4)	0.4	(80.0)
Loss before income tax expense	(14.3)	(10.8)	(11.7)	(9.1)	(2.6)	22.2
Income tax benefit	(2.1)	(1.6)	(2.0)	(1.6)	(0.1)	5.0
Net loss	$(12.2)	(9.2)	$(9.7)	(7.6)	$(2.5)	25.8

Non-GAAP
EBITDA	$27.0		$35.9		$(8.9)	(24.8)
Adjusted EBITDA	$37.1		$36.5		$0.6	1.6
Net Revenue
The following table and the discussion that follows compares Ranpak’s net revenue by geographic region and by product line for the six months ended June 30, 2020 and 2019 on a GAAP basis and on a non-GAAP, pro forma basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Successor				Predecessor
	Six Months Ended June 30,		June 3, 2019 – June 30, 2019		January 1, 2019 – June 2, 2019
	2020	% Net revenue	2019	% Net revenue	2019	% Net revenue
North America	$55.3	42.7	$9.3	57.1	$50.1	47.1
Europe/Asia	74.2	57.3	7.0	42.9	56.3	52.9
Net revenue	$129.5	100.0	$16.3	100.0	$106.4	100.0

Cushioning machines	$54.3	41.9	$8.0	49.1	$46.4	43.6
Void-fill machines	53.5	41.3	8.0	49.1	42.7	40.1
Wrapping machines	15.8	12.2	1.4	8.6	8.8	8.3
Other	5.9	4.6	(1.1)	(6.8)	8.5	8.0
Net revenue	$129.5	100.0	$16.3	100.0	$106.4	100.0

	Pro Forma
	Six Months Ended June 30,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
North America	$55.3	41.7	$59.8	46.8	$(4.5)	(7.5)
Europe/Asia	77.3	58.3	68.1	53.2	9.2	13.5
Net revenue	$132.6	100.0	$127.9	100.0	$4.7	3.7

Cushioning machines	$55.9	42.2	$57.4	44.9	$(1.5)	(2.6)
Void-fill machines	54.5	41.1	51.5	40.3	3.0	5.8
Wrapping machines	16.0	12.1	10.4	8.1	5.6	53.8
Other	6.2	4.6	8.6	6.7	(2.4)	(27.9)
Net revenue	$132.6	100.0	$127.9	100.0	$4.7	3.7

Net revenue for the six months ended June 30, 2020 was $129.5 million. Net revenue for the June 2019 Successor Period was $16.3 million, and $106.4 million in the 1H 2019 Predecessor Period, for a combined $122.7 million in the six month period ended June 30, 2019. Net revenue increased $6.8 million or 5.5% as a result of an increase in the volume of Ranpak’s paper consumable products of approximately 8.3 pp and an increase of approximately 3.6 pp in sales of automated box sizing equipment, partially offset by a decrease in the price of Ranpak's paper consumable products which contributed a 5.8 pp decrease in sales. Net revenue was positively impacted by increases in wrapping, void-fill, and partially offset by decreases in cushioning. Cushioning decreased $1.5 million, or 2.6%, to $55.9 million from $57.4 million, void-fill increased $3.0 million, or 5.8%, to $54.5 million from $51.5 million, wrapping increased $5.6 million, or 53.8%, to $16.0 million from $10.4 million, while other sales decreased $2.4 million, or 27.9% to $6.2 million from $8.6 million, in each case for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Net revenue was $132.6 million for the six months ended June 30, 2020, a $4.7 million, or 3.7%, increase on a constant currency basis pro forma net revenue of $127.9 million for the six months ended June 30, 2019 after adjusting to a constant currency in both periods and purchase accounting adjustments related to revenue recognition in the six months ended June 30, 2019.
Net revenue in North America for the six months ended June 30, 2020 totaled $55.3 million. Net revenue in North America was $9.3 million in the June 2019 Successor Period, $50.1 million in the 1H 2019 Predecessor Period for a combined $59.4 million in the six month period ended June 30, 2019. Net revenue in North America decreased $4.1 million, or 6.9% attributable to a decline in cushioning and void-fill volumes, partially offset by an increase in wrapping sales. Net revenue in North America was $55.3 million for the six months ended June 30, 2020, a $4.5 million, or 7.5%, decrease from pro forma net revenue of $59.8 million for the six months ended June 30, 2019 after purchase accounting adjustments.
Net revenue in Europe/Asia for the six months ended June 30, 2020 totaled $74.2 million. Net revenue in Europe/Asia was $7.0 million in the June 2019 Successor Period, $56.3 million in the 1H 2019 Predecessor Period, for a combined $63.3 million in the six month period ended June 30, 2019. Net revenue in Europe/Asia increased $10.9 million or 17.2% driven primarily by growth in wrapping and void-fill sales, partially offset by a decline in cushioning. Net revenue in Europe/Asia was $77.3 million for the six months ended June 30, 2020, a $9.2 million, or 13.5%, increase from pro forma net revenue of $68.1 million for the six months ended June 30, 2019 after purchase accounting adjustments and adjusting for constant currency.

Cost of Sales
Cost of sales for the six months ended June 30, 2020 totaled $75.7 million. Cost of sales was $13.0 million in the June 2019 Successor Period, $61.2 million in the 1H 2019 Predecessor Period, for a combined $74.2 million in the six month period ended June 30, 2019. Cost of sales increased $1.5 million or 2.0% due to increases in sales year over year and higher depreciation expense of $3.8 million, offset by a decrease in the price of paper. Pro forma cost of sales increased by $3.9 million, or 5.3%, to $77.5 million in the six months ended June 30, 2020 from $73.6 million for the six month period ended June 30, 2019 after adjusting to a constant currency in both periods and purchase accounting adjustments of $2.1 million for the six months ended June 30, 2019. As a result, on a pro forma basis, net sales minus cost of sales as a percentage of net sales decreased by 0.9 pp to 41.6% in the six months ended June 30, 2020 from 42.5% for the comparable period in 2019.
Selling, General, and Administrative Expenses
SG&A expenses for the six months ended June 30, 2020 was $40.3 million. SG&A was $4.9 million in the June 2019 Successor Period, $23.8 million in the 1H 2019 Predecessor Period, for a combined $28.7 million in the six month period ended June 30, 2019. SG&A expenses increased $11.6 million or 40.4% due to severance costs, non-cash equity compensation costs, increased support of growth initiatives and increased costs associated with being a public company. Pro forma SG&A expenses increased by $14.0 million, or 51.9%, to $41.0 million in the six months ended June 30, 2020 from $27.0 million for the comparable period in 2019 after adjusting to a constant currency in both periods. As a percentage of pro forma net sales, pro forma SG&A increased to 30.9% in the six months ended June 30, 2020 from 21.1% in the six months ended June 30, 2019 on a constant currency basis.
Transaction Costs
We incurred transaction costs related to the Ranpak Business Combination of approximately $0.3 million in the June 2019 Successor Period, $7.4 million in the 1H 2019 Predecessor Period for a combined $7.7 million. All of these costs were related to the Ranpak Business Combination.
Depreciation and Amortization
Depreciation and amortization expenses for the six months ended June 30, 2020 were $15.2 million. Depreciation and amortization expenses were $3.0 million in the June 2019 Successor Period, $17.7 million in the 1H 2019 Predecessor Period, for a combined $20.7 million in the six month period ended June 30, 2019. Depreciation and amortization expenses decreased $5.5 million, or 26.6% due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates. Pro forma depreciation and amortization expenses decreased by $4.9 million, or 24.1%, to $15.4 million in the six months ended June 30, 2020 from $20.3 million for the six months ended June 30, 2019 on a constant currency basis. As a percentage of pro forma net sales, pro forma depreciation and amortization expenses decreased to 11.6% in the six months ended June 30, 2020 from 15.9% in the six months ended June 30, 2019 on a constant currency basis.
Other Operating Expense (Income), Net
Other operating expenses (income), net, for the six months ended June 30, 2020 was $1.0 million. Other operating expenses (income), net, was $0.2 million in the June 2019 Successor Period, $2.2 million in the 1H 2019 Predecessor Period, for a combined $2.4 million. Other operating expense decreased $1.4 million, or 58.3% due to the loss on sale of machines recognized in the prior year period as well as decreased research and development expense in the current year period. Pro forma other operating expenses (income), net, was $1.4 million in the six months ended June 30, 2020 compared to $2.6 million for the six months ended June 30, 2019 on a constant currency basis. As a percentage of pro forma net sales, pro forma other operating expenses (income), net, decreased to 1.1% in the six months ended June 30, 2020 from 2.0% in the six months ended June 30, 2019 on a constant currency basis.
Interest Expense
Interest expense for the six months ended June 30, 2020 was $11.7 million. Interest expense was $8.0 million in the June 2019 Successor Period, $20.2 million in the 1H 2019 Predecessor Period, for a combined $28.2 million. Interest expense decreased $16.5 million, or 58.5%. Interest expense decreased due to transaction-related expenses in June 2019, which included a write-off of deferred financing fees and the termination of an interest rate swap. Pro forma interest expense decreased by $4.9 million, or 29.5%, to $11.7 million in the six months ended June 30, 2020 compared to $16.6 million for the six months ended June 30, 2019 on a constant currency basis due to decreased debt levels and lower interest rates. As a percentage of pro forma net sales, pro forma interest expense decreased to 8.8% in the six months ended June 30, 2020 from 13.0% in the six months ended June 30, 2019.
Foreign Currency (Gain) Loss

Foreign currency gain for the six months ended June 30, 2020 was $0.1 million. Foreign currency loss was $1.7 million in the June 2019 Successor Period, and a gain of $2.2 million in the 1H 2019 Predecessor Period, for a combined gain of $0.5 million. Foreign currency loss decreased $0.4 million, or 80% due to the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor Periods. Pro forma foreign currency gain was $0.1 million in the six months ended June 30, 2020 compared to $0.5 million for the six months ended June 30, 2019 on a constant currency basis. As a percentage of pro forma net sales, pro forma foreign currency (gain) loss was less than one percent in the six months ended June 30, 2020 and 2019.
Income Tax Provision (Benefit)
Income tax benefit for the six months ended June 30, 2020 was $2.2 million, or an effective tax rate of 15.7%. Income tax benefit was $2.4 million in the June 2019 Successor Period, $4.9 million in the 1H 2019 Predecessor Period, for a combined benefit of $7.3 million in the six months ended June 30, 2019. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the United States, and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Income (Loss)
Net loss for the six months ended June 30, 2020 was $12.1 million. Net loss was $12.4 million in the June 2019 Successor Period, $19.0 million in the 1H 2019 Predecessor Period, for a combined net loss of $31.4 million in the six months ended June 30, 2019. Net loss decreased $19.3 million, or 61.5%. Net loss was $12.2 million in the six months ended June 30, 2020 compared to pro forma net loss of $9.7 million for the six month period ended June 30, 2019 on a constant currency basis. The change was primarily due to the $2.6 million in purchase accounting adjustments.
EBITDA and Adjusted EBITDA
EBITDA for the six months ended June 30, 2020 was $27.0 million compared to a combined $35.4 million in the six months ended June 30, 2019. Adjusting for transaction costs associated with the Ranpak Business Combination, constant currency and other one-time costs, pro forma Adjusted EBITDA for the six months ended June 30, 2020 totaled $37.1 million, an increase of $0.6 million, or 1.6% on a constant currency basis from $36.5 million in the six months ended June 30, 2019.
Presentation and Reconciliation of GAAP to Non-GAAP Measures
As noted above, we believe that in order to better understand the performance of the Company, providing non-GAAP financial measures to users of our financial information is helpful. Ranpak believes presentation of these non-GAAP measures is useful because they are many of the key measures that allow management to evaluate more effectively its operating performance and compare the results of its operations from period to period and against its peers without regard to financing methods or capital structure. Management does not consider these non-GAAP measures in isolation or as an alternative to similar financial measures determined in accordance with GAAP. Additionally, as a result of the Ranpak Business Combination, we believe that users of our financial information will find that non-GAAP, pro forma data for the three and six months ended June 30, 2020 is useful when comparing the current and prior periods. The computations of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies. These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, measures of financial performance as determined in accordance with GAAP or as indicators of operating performance.
The following tables and related notes reconcile certain non-GAAP measures including the non-GAAP pro forma measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 and 2019:

	Successor
	Three Months Ended June 30, 2020
	As reported	Adjustments(6)	Pro Forma
Net revenue	$66.1	$1.7	$67.8
Cost of goods sold	39.1	1.0	40.1
Gross profit	27.0	0.7	27.7
Selling, general and administrative expenses	20.7	0.4	21.1
Depreciation and amortization expense	7.7	0.1	7.8
Other operating expense, net	0.7	0.2	0.9
Income (loss) from operations	(2.1)	—	(2.1)
Interest expense	5.5	—	5.5
Foreign currency (gain) loss	1.4	—	1.4
Loss before income tax expense	(9.0)	—	(9.0)
Income tax provision (benefit)	(0.5)	0.1	(0.4)
Net loss	$(8.5)	$(0.1)	(8.6)

Add(4):
Depreciation and amortization expense - COS			7.4
Depreciation and amortization expense - SG&A			7.7
Interest expense			5.5
Income tax benefit			(0.5)
EBITDA			11.5

Adjustments(5):
Unrealized (gain) loss translation			1.3
Constant currency			0.5
Non-cash impairment losses			0.6
M&A, restructuring, severance			2.3
Amortization of restricted stock units			2.0
Other non-core and non-cash adjustments			0.8
Adjusted EBITDA			$19.0
(see subsequent footnotes)

	Successor	Predecessor
	June 3, 2019 – June 30, 2019	April 1, 2019 – June 2, 2019	Three Months Ended June 30, 2019
	As reported	As reported	Combined	Adjustments(6)		Pro Forma
Net revenue	$16.3	$40.3	$56.6	$3.3	(1)	$59.9
Cost of goods sold	13.0	23.2	36.2	(1.7)	(2)	34.5
Gross profit	3.3	17.1	20.4	5.0		25.4
Selling, general and administrative expenses	4.9	10.0	14.9	(1.1)		13.8
Transaction costs	0.3	7.0	7.3	(7.3)		—
Depreciation and amortization expense	3.0	7.1	10.1	(0.4)		9.7
Other operating expense, net	0.2	1.2	1.4	0.1		1.5
Income (loss) from operations	(5.1)	(8.2)	(13.3)	13.7		0.4
Interest expense	8.0	12.1	20.1	(11.6)		8.5
Foreign currency (gain) loss	1.7	(0.2)	1.5	—		1.5
Loss before income tax expense	(14.8)	(20.1)	(34.9)	25.3		(9.6)
Income tax provision (benefit)	(2.4)	(4.3)	(6.7)	5.7	(3)	(1.0)
Net loss	$(12.4)	$(15.8)	$(28.2)	$19.6		(8.6)

Add(4):
Depreciation and amortization expense - COS						—
Depreciation and amortization expense - SG&A						14.8
Interest expense						8.5
Income tax benefit						(1.0)
EBITDA						13.7

Adjustments(5):
Unrealized (gain) loss translation						1.5
Amortization of restricted stock units						0.2
PE monitoring fees						0.5
(Gain) loss on disposal of machines						0.8
Public company costs						(0.5)
Other non-core and non-cash adjustments						0.6
Adjusted EBITDA						$16.8
(see subsequent footnotes)

	Pro Forma
	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Net revenue	$67.8	$59.9	$7.9	13.2
Cost of goods sold	40.1	34.5	5.6	16.2
Gross profit	27.7	25.4	2.3	9.1
Selling, general and administrative expenses	21.1	13.8	7.3	52.9
Depreciation and amortization expense	7.8	9.7	(1.9)	(19.6)
Other operating expense, net	0.9	1.5	(0.6)	(40.0)
Income (loss) from operations	(2.1)	0.4	(2.5)	(625.0)
Interest expense	5.5	8.5	(3.0)	(35.3)
Foreign currency (gain) loss	1.4	1.5	(0.1)	(6.7)
Loss before income tax expense	(9.0)	(9.6)	0.6	(6.3)
Income tax benefit	(0.4)	(1.0)	0.6	(60.0)
Net loss	(8.6)	(8.6)	—	—

Add(4):
Depreciation and amortization expense - COS	7.4	—	7.4	―
Depreciation and amortization expense - SG&A	7.7	14.8	(7.1)	(48.0)
Interest expense	5.5	8.5	(3.0)	(35.3)
Income tax benefit	(0.5)	(1.0)	0.5	(50.0)
EBITDA	11.5	13.7	(2.2)	(16.1)

Adjustments(5):
Unrealized (gain) loss translation	1.3	1.5	(0.2)	(13.3)
Constant currency	0.5	—	0.5	―
Non-cash impairment losses	0.6	—	0.6	―
M&A, restructuring, severance	2.3	—	2.3	―
Amortization of restricted stock units	2.0	0.2	1.8	900.0
PE monitoring fees	—	0.5	(0.5)	(100.0)
(Gain) loss on disposal of machines	—	0.8	(0.8)	(100.0)
Public company costs	—	(0.5)	0.5	(100.0)
Other non-core and non-cash adjustments	0.8	0.6	0.2	33.3
Adjusted EBITDA	$19.0	$16.8	$2.2	13.1
(see subsequent footnotes)

	Successor
	Six Months Ended June 30, 2020
	As reported	Adjustments(6)	Pro Forma
Net revenue	$129.5	$3.1	$132.6
Cost of goods sold	75.7	1.8	77.5
Gross profit	53.8	1.3	55.1
Selling, general and administrative expenses	40.3	0.7	41.0
Depreciation and amortization expense	15.2	0.2	15.4
Other operating expense, net	1.0	0.4	1.4
Income (loss) from operations	(2.7)	—	(2.7)
Interest expense	11.7	—	11.7
Foreign currency (gain) loss	(0.1)	—	(0.1)
Loss before income tax expense	(14.3)	—	(14.3)
Income tax provision (benefit)	(2.2)	0.1	(2.1)
Net loss	$(12.1)	$(0.1)	(12.2)

Add(4):
Depreciation and amortization expense - COS			14.4
Depreciation and amortization expense - SG&A			15.3
Interest expense			11.7
Income tax benefit			(2.2)
EBITDA			27.0

Adjustments(5):
Unrealized (gain) loss translation			(0.2)
Constant currency			0.6
Non-cash impairment losses			0.8
M&A, restructuring, severance			3.6
Amortization of restricted stock units			4.2
Other non-core and non-cash adjustments			1.1
Adjusted EBITDA			$37.1
(see subsequent footnotes)

	Successor	Predecessor
	June 3, 2019 – June 30, 2019	January 1, 2019 – June 2, 2019	Six Months Ended June 30, 2019
	As reported	As reported	Combined	Adjustments(6)		Pro Forma
Net revenue	$16.3	$106.4	$122.7	$5.2	(1)	$127.9
Cost of goods sold	13.0	61.2	74.2	(0.6)	(2)	73.6
Gross profit	3.3	45.2	48.5	5.8		54.3
Selling, general and administrative expenses	4.9	23.8	28.7	(1.7)		27.0
Transaction costs	0.3	7.4	7.7	(7.7)		—
Depreciation and amortization expense	3.0	17.7	20.7	(0.4)		20.3
Other operating expense, net	0.2	2.2	2.4	0.2		2.6
Income (loss) from operations	(5.1)	(5.9)	(11.0)	15.4		4.4
Interest expense	8.0	20.2	28.2	(11.6)		16.6
Foreign currency (gain) loss	1.7	(2.2)	(0.5)	—		(0.5)
Loss before income tax expense	(14.8)	(23.9)	(38.7)	27.0		(11.7)
Income tax provision (benefit)	(2.4)	(4.9)	(7.3)	5.3	(3)	(2.0)
Net loss	$(12.4)	$(19.0)	$(31.4)	$21.7		(9.7)

Add(4):
Depreciation and amortization expense - COS						—
Depreciation and amortization expense - SG&A						31.0
Interest expense						16.6
Income tax benefit						(2.0)
EBITDA						35.9

Adjustments(5):
Unrealized (gain) loss translation						(0.5)
Amortization of restricted stock units						0.2
PE monitoring fees						1.0
(Gain) loss on disposal of machines						1.0
Public company costs						(1.2)
Other non-core and non-cash adjustments						0.1
Adjusted EBITDA						$36.5
(see subsequent footnotes)

	Pro Forma
	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net revenue	$132.6	$127.9	$4.7	3.7
Cost of goods sold	77.5	73.6	3.9	5.3
Gross profit	55.1	54.3	0.8	1.5
Selling, general and administrative expenses	41.0	27.0	14.0	51.9
Depreciation and amortization expense	15.4	20.3	(4.9)	(24.1)
Other operating expense, net	1.4	2.6	(1.2)	(46.2)
Income (loss) from operations	(2.7)	4.4	(7.1)	(161.4)
Interest expense	11.7	16.6	(4.9)	(29.5)
Foreign currency (gain) loss	(0.1)	(0.5)	0.4	(80.0)
Loss before income tax expense	(14.3)	(11.7)	(2.6)	22.2
Income tax benefit	(2.1)	(2.0)	(0.1)	5.0
Net loss	(12.2)	(9.7)	(2.5)	25.8

Add(4):
Depreciation and amortization expense - COS	14.4	—	14.4	―
Depreciation and amortization expense - SG&A	15.3	31.0	(15.7)	(50.6)
Interest expense	11.7	16.6	(4.9)	(29.5)
Income tax benefit	(2.2)	(2.0)	(0.2)	10.0
EBITDA	27.0	35.9	(8.9)	(24.8)

Adjustments(5):
Unrealized (gain) loss translation	(0.2)	(0.5)	0.3	(60.0)
Constant currency	0.6	—	0.6	―
Non-cash impairment losses	0.8	—	0.8	―
M&A, restructuring, severance	3.6	—	3.6	―
Amortization of restricted stock units	4.2	0.2	4.0	2,000.0
PE monitoring fees	—	1.0	(1.0)	(100.0)
(Gain) loss on disposal of machines	—	1.0	(1.0)	(100.0)
Public company costs	—	(1.2)	1.2	(100.0)
Other non-core and non-cash adjustments	1.1	0.1	1.0	1,000.0
Adjusted EBITDA	$37.1	$36.5	$0.6	1.6
(see subsequent footnotes)

(1)	Adjust for percentage of completion revenue recognition change.
(2)	Adjust for percentage of completion revenue recognition change for cost of sales.
(3)	Adjust tax provision at 21.0% corporate rate for items adjusted above.
(4)
Reconciliations of EBITDA and Adjusted EBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent, and accordingly include the adjustments shown in the “Adj.” column to net (loss) income of each table.

(5)	Adjustments are related to non-recurring costs such as: unrealized non-cash (gains) losses on translation of the Predecessor debt, private equity monitoring fees, non-cash (gain) loss on the disposal of machines, acquisition costs, severance and a revenue recognition adjustment related to e3NEO acquisition. Certain costs related to being a public company, such as additional staff, legal and accounting costs that were not included in the Predecessor are also included in Adjusted EBITDA.
(6)	Effect of Euro constant currency adjustment to a rate of $1.15 US Dollar to €1.00 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$1.7	$0.7	$3.1	$1.2
Cost of goods sold	1.0	0.5	1.8	0.7
Gross profit	0.7	0.2	1.3	0.5
Selling, general and administrative expenses	0.4	0.2	0.7	0.3
Depreciation and amortization expense	0.1	0.1	0.2	0.1
Other operating expense, net	0.2	0.1	0.4	0.2
Income (loss) from operations	—	(0.2)	—	(0.1)
Interest expense	—	—	—	—
Foreign currency loss	—	—	—	—
Loss before income tax expense	—	(0.2)	—	(0.1)
Income tax provision (benefit)	0.1	—	0.1	—
Net loss	$(0.1)	$(0.2)	$(0.1)	$(0.1)
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
We had $22.6 million in cash and cash equivalents as of June 30, 2020 and $19.7 million as of December 31, 2019. We also had $419.8 million in debt, $1.6 million of which was classified as short-term, as of June 30, 2020, compared to $420.4 million in debt, $1.6 million of which was classified as short-term, as of December 31, 2019. In December 2019, we closed a public offering of our Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down long-term debt. At June 30, 2020, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through July 28, 2020.
Debt Profile
Ranpak’s previous credit facilities were repaid in connection with the consummation of the Ranpak Business Combination, and were replaced with the following facilities: (i) a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”) and a €140.0 million euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”), and (ii) a $45.0 million revolving facility (together, the “New Credit Facilities”). The material terms of the New Credit Facilities are summarized in Note 8, Long-Term Debt to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Debt After the Ranpak Business Combination
In connection with the stock purchase agreement related to the Ranpak Business Combination, One Madison obtained a debt commitment letter (as amended and restated, supplemented or otherwise modified, the “debt commitment letter”), pursuant to which the Goldman Sachs Lending Partners LLC and certain affiliated investment entities thereof (collectively, the “Lenders”) committed to provide senior secured credit facilities to, in part, (i) fund the Ranpak Business Combination, (ii) repay and terminate the existing indebtedness of Ranpak (the “debt refinancing”) and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate commitment of the senior secured credit facilities consists of a $289.2 million dollar-denominated first lien term facility and a €140.0 million euro-denominated first lien term facility (with the ability to reduce the dollar-denominated first lien term facility and correspondingly increase the euro-denominated first lien term facility in an amount of up to €60.0 million), a $45.0 million revolving facility (including the right to bring in additional lenders to provide commitments with respect to the revolving facility in an amount of up to $30.0 million and additional borrowing capacity available for letters of credit in an amount of up to $5.0 million), a $100.0 million first lien contingency term facility and a $100.0 million second lien contingency term facility. Upon the consummation of the Ranpak Business Combination, the New Credit Facilities became the direct obligations of certain subsidiaries of Ranpak (collectively, the “borrowers”) and were secured by substantially all of Ranpak’s assets.
Each of the First Lien Term Facility, and the first lien contingency term facility accrue interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00). The second lien contingency term facility accrues interest at a rate of LIBOR plus 7.50%. No amounts have been drawn on under the second lien contingency. The first lien term facility and first lien contingency term facility mature on the seventh anniversary of the date of the closing of the Ranpak Business Combination, June 3, 2026. The revolving facility matures on the fifth anniversary of the date of the Closing June 3, 2024. The second lien contingency term facility matures on the eighth anniversary of the date of the Closing, June 3, 2027 but was not available for us to borrow against at June 30, 2020.
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
The senior secured credit facilities also contain a number of customary negative covenants. Such covenants, among other things, will limit or restrict the ability of each of the borrowers, their restricted subsidiaries, and where applicable, the direct parent holding companies of the borrowers, to:
•incur additional indebtedness, issue disqualified stock and make guarantees;
•incur liens on assets;
•engage in mergers or consolidations or fundamental changes;
•sell assets;
•pay dividends and distributions or repurchase capital stock;
•make investments, loans and advances, including acquisitions;
•amend organizational documents;
•enter into certain agreements that would restrict the ability to pay dividends;
•repay certain junior indebtedness;
•engage in transactions with affiliates; and
•in the case of the direct parent holding companies of the borrowers, engage in activities other than passively holding the equity interests in the borrowers.
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
Borrower Assumption Agreement
On July 1, 2020, in the following order, (i) Rack Holdings Inc. merged with and into Ranger Packaging LLC, with Ranger Packaging LLC as the surviving entity of such merger and (ii) Ranger Packaging LLC merged with and into Ranpak Corp., with Ranpak Corp. as the surviving entity of such merger (clauses (i) and (ii) collectively, the “Reorganization”). Contemporaneously with the Reorganization, Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC, certain other subsidiaries of Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC entered into the Borrower Assumption Agreement whereby, among other things, Ranpak Corp. assumed all obligations, liabilities and rights of Ranger Packaging LLC as the “U.S. Borrower” under the New Credit Facilities.
Cash Flows
The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Successor		Predecessor
	Six Months Ended June 30,	June 3, 2019	January 1, 2019
	2020	– June 30, 2019	– June 2, 2019
Net cash provided by (used in) operating activities	$22.3	$(13.3)	$16.7
Net cash used in investing activities	(18.6)	(639.5)	(10.8)
Net cash provided by (used in) financing activities	(0.7)	663.1	(14.4)
Effect of Exchange Rate Changes on Cash	(0.1)	(0.5)	1.2
Net Increase (Decrease) in Cash and Cash Equivalents	2.9	9.8	(7.3)
Cash and Cash Equivalents, beginning of period	19.7	1.7	17.5
Cash and Cash Equivalents, end of period	$22.6	$11.5	$10.2

Cash Flows Provided (Used in) by Operating Activities
Net cash provided by operating activities was $22.3 million in the six months ended June 30, 2020. Cash used in operating activities in the June 2019 Successor Period of $13.3 million and cash provided by operating activities in the 1H 2019 Predecessor Period of $16.7 million combined for $3.4 million in cash provided by operating activities. The changes in operating cash flows are due to cash earnings and increases in working capital.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $18.6 million in the six months ended June 30, 2020. Cash used in investing activities in the June 2019 Successor Period of $639.5 million and $10.8 million in the 1H 2019 Predecessor Period of $10.8 million combined for $650.3 million in cash used by investing activities. The changes are due to cash used for the Ranpak Business Combination.
Cash Flows Provided (Used in) by Financing Activities
Net cash used in financing activities was $0.7 million in the six months ended June 30, 2020 and reflects payment of debt. Net cash provided by financing activities in the June 2019 Successor Period of $663.1 million and cash used in financing activities in the 1H 2019 Predecessor Period of $14.4 million combined for $648.7 million in cash provided by financing activities, primarily related to the debt and stock transactions relative to the Ranpak Business Combination.
Contractual Obligations and Other Commitments
Ranpak has leased production facilities in Reno, Nevada, Kansas City, Missouri and Raleigh, North Carolina, in the United States and in Nyrany, Czech Republic, as well as several leased sales and administrative offices. The leases for the four leased production facilities expire in September 2023, July 2025, December 2024 and April 2026, respectively. Ranpak recognizes rent expense on a straight-line basis over the relevant lease period.
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
Off-Balance Sheet Arrangements
Ranpak did not have any off-balance sheet arrangements as of June 30, 2020.

Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.  While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on experience and various other assumptions that we believe are reasonable under the circumstances.  All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our Form 10-K
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our credit facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $2.1 million impact on our cash interest expense for the six months ended June 30, 2020. We use interest rate swap agreements to manage this exposure.
In March 2020, we entered into the Second Amended January 2019 Swap, which amended the Amended January 2019 Swap to a lower rate of 2.1% and extend its maturity to June 1, 2024. In July 2020, we entered into the Borrower Assumption Agreement, which details the Reorganization and the assumption of obligations, liabilities and rights under the New Credit Facilities. Refer to Note 8, Long-Term Debt and Note 9, Derivative Instruments to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. There were no other changes to our debt and interest rate swap agreements from those disclosed in the Form 10-K.
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
For the six months ended June 30, 2020, net revenue denominated in currencies other than U.S. dollars amounted to $74.2 million or 57.3% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused our reported net revenue for the six months ended June 30, 2020 to increase or decrease by approximately $7.4 million.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2020 because of material weaknesses in our internal control over financial reporting, as described under “Item 9A. Controls and Procedures—Internal Control Over Financial Reporting” in the Form 10-K.
Changes in Internal Control Over Financial Reporting
Other than the ongoing steps being taken to remediate the material weaknesses described under “Item 9A. Controls and Procedures—Internal Control Over Financial Reporting” in the Form 10-K, there were no changes during the six months ended June 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements that are not historical facts, including statements about the parties, perspectives and expectations, are forward-looking statements. In addition, any statements that refer to estimates, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about: our expectations around the performance of the business; our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination; our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business; our public securities’ potential liquidity and trading; the lack of a market for our securities.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to: (1) our inability to secure a sufficient supply of paper to meet our production requirements; (2) the impact of the price of kraft paper on our results of operations;(3) our reliance on third party suppliers; (4) the COVID-19 pandemic and associated response (5) the high degree of competition in the markets in which we operate; (6) consumer sensitivity to increases in the prices of our products; (7) changes in consumer preferences with respect to paper products generally; (8) continued consolidation in the markets in which we operate; (9) the loss of significant end-users of our products or a large group of such end-users; (10) our failure develop new products that meet our sales or margin expectations; (11) our future operating results fluctuating, failing to match performance or to meet expectations; (12) our ability to fulfill our public company obligations; and (13) other risks and uncertainties indicated from time to time in filings made with the SEC.
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
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Information about our risk factors is contained in Item 1A of the Form 10-K. A supplemental risk factor was included in the Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Q1-20 10-Q”). There are no other material changes in our risk factors from those disclosed in the Form 10-K or Q1-20 10-Q.
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

10.1*	Borrower Assumption Agreement, dated July 1, 2020, among Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC and Subsidiary Guarantors party thereto

10.2
Separation Agreement by and between the Company and Trent M. Meyerhoefer dated May 6, 2020 (incorporated by reference to Exhibit 10.1 of Ranpak’s Form 8-K (No. 0001-38348), filed with the SEC on May 11, 2020)

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
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANPAK HOLDINGS CORP.

Date:	July 30, 2020	By:	/s/ William Drew

William Drew
Interim Chief Financial Officer and Chief of Staff