Form 10-Q
period 2020-09-30
Ranpak Holdings Corp.
filed 2020-11-06
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 001-38348

RANPAK HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-1377160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of November 4, 2020, the registrant had 68,999,035 of its Class A common shares, $0.0001 par value per share, outstanding (which includes 6,116,453 Class A common shares that are subject to an earn-out provision as described in Part 1, Item 1 of this report) and 6,511,293 of its Class C common shares, $0.0001 par value per share, outstanding, of which 731,383 Class C common shares are subject to an earn-out.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Successor – for the Three Months Ended September 30, 2020 and 2019, the Nine Months Ended September 30, 2020 and the Period June 3, 2019 through September 30, 2019

Predecessor – for the Period January 1, 2019 through June 2, 2019

Unaudited Condensed Consolidated Balance Sheets – September 30, 2020 and December 31, 2019

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

Successor – for the Three Months Ended September 30, 2020 and 2019, the Nine Months Ended September 30, 2020 and the Period June 3, 2019 through September 30, 2019

Predecessor – for the Period January 1, 2019 through June 2, 2019

Unaudited Condensed Consolidated Statements of Cash Flows

Successor – for the Nine Months Ended September 30, 2020 and the Period June 3, 2019 through September 30, 2019

Predecessor – for the Period January 1, 2019 through June 2, 2019

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019	January 1, 2019
	2020	2019	2020	– September 30, 2019	– June 2, 2019
Paper revenue	$64.9	$57.0	$171.2	$72.7	$88.8
Machine lease revenue	10.4	9.3	28.3	11.8	14.4
Other revenue	1.5	2.8	6.8	0.9	3.2
Net revenue	76.8	69.1	206.3	85.4	106.4
Cost of goods sold	46.6	39.6	122.3	52.6	61.2
Gross profit	30.2	29.5	84.0	32.8	45.2
Selling, general and administrative expenses	17.8	17.7	58.1	22.5	23.8
Transaction costs	-	-	-	0.3	7.4
Depreciation and amortization expense	7.7	10.3	22.9	13.3	17.7
Other operating expense, net	1.9	0.5	2.9	0.8	2.2
Income (loss) from operations	2.8	1.0	0.1	(4.1)	(5.9)
Interest expense	4.9	9.5	16.6	17.5	20.2
Foreign currency (gain) loss	3.2	(3.2)	3.1	(1.6)	(2.2)
Loss before income tax expense	(5.3)	(5.3)	(19.6)	(20.0)	(23.9)
Income tax expense (benefit)	0.8	(3.7)	(1.4)	(6.1)	(4.9)
Net loss	$(6.1)	$(1.6)	$(18.2)	$(13.9)	$(19.0)

Loss per share	―	―	―	$-	$(19,195.40)
Weighted average number of shares outstanding	―	―	―	-	995

Two-class method
Loss per share
Basic	$(0.08)	$(0.03)	$(0.25)	$(0.26)	―
Diluted	$(0.08)	$(0.03)	$(0.25)	$(0.26)	―

Weighted average number of shares outstanding - Class A and C
Basic	72,396,183	53,871,068	71,401,580	53,870,568	―
Diluted	72,396,183	53,871,068	71,401,580	53,870,568	―

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$8.4	$(11.1)	$7.9	$(6.3)	$(4.0)
Interest rate swap adjustments	(0.5)	-	(12.2)	-	-
Total other comprehensive income (loss), before tax	7.9	(11.1)	(4.3)	(6.3)	(4.0)
Provision (benefit) for income taxes related to other comprehensive income (loss)	0.1	-	(2.1)	-	-
Total other comprehensive income (loss), net of tax	7.8	(11.1)	(2.2)	(6.3)	(4.0)
Comprehensive income (loss), net of tax	$1.7	$(12.7)	$(20.4)	$(20.2)	$(23.0)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Condensed Consolidated Balance Sheets

(in millions, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31.3	$19.7
Accounts receivable, net	42.4	36.1
Inventories, net	13.5	11.6
Income tax receivable	6.2	1.5
Prepaid expenses and other current assets	3.5	2.5
Total current assets	96.9	71.4

Property, plant and equipment, net	126.0	122.5
Goodwill	453.1	448.8
Intangible assets, net	441.8	458.6
Other assets	3.2	3.1
Total assets	$1,121.0	$1,104.4

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$21.8	$12.3
Accrued liabilities and other	25.6	15.5
Current portion of long-term debt	1.6	1.6
Deferred machine fee revenue	0.8	2.5
Total current liabilities	49.8	31.9

Long-term debt	424.8	418.8
Deferred tax liabilities	115.8	115.0
Derivative instruments	11.3	4.6
Other liabilities	2.0	2.3
Total liabilities	603.7	572.6

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at September 30, 2020 and December 31, 2019
Shares issued and outstanding: 68,991,155 and 64,293,741
at September 30, 2020 and December 31, 2019, respectively	-	-
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at September 30, 2020 and December 31, 2019
Shares issued and outstanding: 6,511,293 at September 30, 2020
and December 31, 2019	-	-
Additional paid-in capital	563.4	557.5
Accumulated deficit	(47.3)	(29.1)
Accumulated other comprehensive income	1.2	3.4
Total shareholders' equity	517.3	531.8
Total liabilities and shareholders' equity	$1,121.0	$1,104.4

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Ordinary Shares				Common Stock
	Class A		Class B		Class A		Class C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Successor
Balance at June 3, 2019	2,770,967	$-	11,250,000	$-	-	$-	-	$-	$16.9	$(11.9)	$-	$5.0
Forward purchase shares	15,000,000	-	-	-	-	-	-	-	-	-	-	-
Additional shares purchased	16,149,317	-	-	-	-	-	-	-	-	-	-	-
Conversion of forward purchase and additional shares	(31,149,317)	-	-	-	25,454,282	-	5,695,035	-	267.0	-	-	267.0
Shares canceled	-	-	(3,854,664)	-	-	-	-	-	(33.0)	-	-	(33.0)
Convert Class B	-	-	(7,395,336)	-	6,663,953	-	731,383	-	63.4	-	-	63.4
Convert public shares	-	-	-	-	14,581,346	-	-	-	125.0	-	-	125.0
Convert private placement warrants	-	-	-	-	658,051	-	84,875	-	6.4	-	-	6.4
Public shares redeemed	(2,770,967)	-	-	-	-	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	-	-	-	-	0.2	-	-	0.2
Other	-	-	-	-	-	-	-	-	(2.6)	-	-	(2.6)
Net loss	-	-	-	-	-	-	-	-	-	(12.4)	-	(12.4)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	2.3	2.3
Balance at June 30, 2019	-	-	-	-	47,357,632	-	6,511,293	-	443.3	(24.3)	2.3	421.3
Issue Director shares	-	-	-	-	3,720	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	-	-	-	-	1.6	-	-	1.6
Net loss	-	-	-	-	-	-	-	-	-	(1.6)	-	(1.6)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(11.1)	(11.1)
Balance at September 30, 2019	-	$-	-	$-	47,361,352	$-	6,511,293	$-	$444.9	$(25.9)	$(8.8)	$410.2

Balance at December 31, 2019	-	$-	-	$-	64,293,741	$-	6,511,293	$-	$557.5	$(29.1)	$3.4	$531.8
Stock-based awards vested and distributed	-	-	-	-	51,603	-	-	-	-	-	-	-
Issue Director shares	-	-	-	-	6,903	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	-	-	-	-	2.2	-	-	2.2
Net loss	-	-	-	-	-	-	-	-	-	(3.6)	-	(3.6)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(11.8)	(11.8)
Balance at March 31, 2020	-	-	-	-	64,352,247	-	6,511,293	-	559.7	(32.7)	(8.4)	518.6
Stock-based awards vested and distributed	-	-	-	-	143,048	-	-	-	-	-	-	-
Issue Director shares	-	-	-	-	61,164	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	-	-	-	-	2.0	-	-	2.0
Net loss	-	-	-	-	-	-	-	-	-	(8.5)	-	(8.5)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	1.8	1.8
Balance at June 30, 2020	-	-	-	-	64,556,459	-	6,511,293	-	561.7	(41.2)	(6.6)	513.9
Warrant exchange	-	-	-	-	4,422,564	-	-	-	-	-	-	-
Stock-based awards vested and distributed	-	-	-	-	2,048	-	-	-	-	-	-	-
Issue Director shares	-	-	-	-	10,084	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	-	-	-	-	1.7	-	-	1.7
Net loss	-	-	-	-	-	-	-	-	-	(6.1)	-	(6.1)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	7.8	7.8
Balance at September 30, 2020	-	$-	-	$-	68,991,155	$-	6,511,293	$-	$563.4	$(47.3)	$1.2	$517.3

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor
Balance at December 31, 2018	995	$-	$291.4	$(69.9)	$(1.5)	$(23.6)	$196.4
Net loss	-	-	-	(3.2)	-	-	(3.2)
Other comprehensive income	-	-	-	-	-	(3.4)	(3.4)
Balance at March 31, 2019	995	-	291.4	(73.1)	(1.5)	(27.0)	189.8
Purchase of Ranpak Corp.	(995)	-	-	-	-	-	-
Issue Director shares	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	-	-	-
Net loss	-	-	-	(15.8)	-	-	(15.8)
Other comprehensive income	-	-	-	-	-	(0.6)	(0.6)
Balance at June 2, 2019	-	$-	$291.4	$(88.9)	$(1.5)	$(27.6)	$173.4

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Successor		Predecessor
	Nine Months Ended September 30,	June 3, 2019	January 1, 2019
	2020	– September 30, 2019	– June 2, 2019
Cash Flows from Operating Activities
Net loss	$(18.2)	$(13.9)	$(19.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45.3	20.1	26.6
Amortization of deferred financing costs	1.2	0.7	7.5
Loss on disposal of fixed assets	1.7	0.2	1.0
Deferred income taxes	(0.9)	(1.3)	(7.2)
Loss on derivative contract	-	6.4	-
Amortization of initial value of hedging instrument	(1.2)	-	-
Currency (gain) loss on foreign denominated debt and notes payable	3.2	(0.8)	(2.4)
Amortization of restricted stock units	5.9	1.8	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(4.9)	(0.8)	1.8
(Increase) decrease in income tax receivables, net	(4.5)	(5.3)	1.7
(Increase) decrease in inventory	(2.7)	2.7	(1.3)
(Increase) decrease in prepaid expenses and other assets	(1.0)	(0.5)	2.7
Increase (decrease) in accounts payable	8.2	(14.1)	(2.8)
Increase (decrease) in accrued liabilities	6.5	3.1	7.1
Change in other assets and liabilities	(0.8)	1.4	1.0
Net cash provided by (used in) operating activities	37.8	(0.3)	16.7

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(21.1)	(9.7)	(9.9)
Other capital expenditures	(3.9)	(0.8)	(0.6)
Total capital expenditures	(25.0)	(10.5)	(10.5)
Cash paid for acquisitions	-	(945.6)	-
Cash withdrawn from trust account	-	308.1	-
Patent and trademark expenditures	(0.5)	(0.2)	(0.3)
Net cash used in investing activities	(25.5)	(648.2)	(10.8)

Cash Flows from Financing Activities
Proceeds from issuance of term loans and credit facility	-	534.6	-
Proceeds from sale of common stock	-	314.7	-
Shares subject to Redemption	-	(158.3)	-
Financing costs of debt facilities	-	(12.6)	-
Payments on term loans and credit facility	(1.2)	-	(14.4)
Payments of promissory note	-	(4.0)	-
Payment of deferred registration costs	-	(11.3)	-
Net cash provided by (used in) financing activities	(1.2)	663.1	(14.4)

Effect of Exchange Rate Changes on Cash	0.5	(2.7)	1.2
Net Increase (Decrease) in Cash and Cash Equivalents	11.6	11.9	(7.3)
Cash and Cash Equivalents, beginning of period	19.7	1.7	17.5
Cash and Cash Equivalents, end of period	$31.3	$13.6	$10.2

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 1 — Nature of Operations

Ranpak Holdings Corp. (formerly known as One Madison Corporation) is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-Commerce and industrial supply chains. Through proprietary protective packaging systems and paper consumables, the Company offers a full suite of protective packaging solutions. The Company’s business is global, with a strong presence in the United States and Europe.  Throughout this report, when we refer to “Ranpak,” the “Company,” “we,” “our,” or “us,” we are referring to Ranpak Holdings Corp. and all of our subsidiaries, except where the context indicates otherwise.

One Madison Corporation (“One Madison”) was originally formed as a blank check company incorporated on July 13, 2017 and was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. One Madison units, Class A ordinary shares originally sold as part of the units, and warrants originally sold as part of the units sold in the Company’s initial public offering on January 22, 2018 were listed in the New York Stock Exchange (the “NYSE”) under the symbols “OMAD.U”, “OMAD” and “OMAD.WS”, respectively.  The Class A ordinary shares and warrants comprising the units began separately trading on February 26, 2018.  Upon the closing of the business combination (the “Closing”) as described below, these shares and warrants that were converted as part of the transaction, began trading under the symbols “PACK” and “PACK WS,” respectively.

On June 3, 2019, the Company, consummated a business combination (the “Ranpak Business Combination”) pursuant to the Stock Purchase Agreement dated December 12, 2018 by and among the Company, Rack Holdings L.P., a Delaware limited partnership (“Seller”), and Rack Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of Seller (“Rack Holdings”). The Company, through its wholly owned subsidiary, Ranger Packaging LLC (the “Acquiring Entity”), acquired all of the issued and outstanding equity interests of Rack Holdings from Seller, on the terms and subject to the conditions set forth in the Stock Purchase Agreement. Refer to Note 7, “Acquisition” for further discussion of the Ranpak Business Combination. In connection with the Ranpak Business Combination, the Company domesticated to a Delaware corporation on May 31, 2019 and changed its name to Ranpak Holdings Corp.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2019, 2018, and 2017 and Rack Holdings’ audited consolidated financial statements and accompanying notes for each of the years ended December 31, 2018, and 2017, which are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”) and the Company’s Registration Statement on Form S-4, as amended (File No. 333-230030) (the “Registration Statement”), respectively.  Periods prior to the Ranpak Business Combination are noted as Predecessor periods and periods after the Ranpak Business Combination are noted as Successor periods, both of which are subsequently defined.

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

Predecessor and Successor Reporting — On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, pursuant to the Stock Purchase Agreement, and now owns 100% of Rack Holdings Inc. and its wholly owned subsidiaries.  The Ranpak Business Combination is accounted for under the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), as One Madison was deemed to be the accounting acquirer while Rack Holdings was deemed the “Predecessor.”  Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (See Note 7, “Acquisition”).

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The financial statements separate the Company’s presentation into two distinct periods. The period before the Closing of the Ranpak Business Combination (labeled “Predecessor” period) depicts the financial statements of Rack Holdings, and the period after the Closing (labeled “Successor” period) depicts the financial statements of the Company, including the consolidation of One Madison with Rack Holdings and application of acquisition method of accounting.  Further, the period of June 3, 2019 through September 30, 2019 is defined as the “Successor Period” and the period January 1, 2019 through June 2, 2019 is defined as the “1H 2019 Predecessor Period.”  As a result of the application of the acquisition method of accounting as of the Closing, the financial statements for the Predecessor periods and for the Successor periods are presented on a different basis of accounting and are, therefore, not comparable.

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the FASB’s guidance on the impairment of financial instruments.  ASU 2016-13 adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses.  ASU 2016-13 was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  On October 16, 2019, the FASB delayed the implementation of ASU 2016-13 for private companies until fiscal years beginning January 1, 2023.  Given our status as an EGC, we will adopt ASU 2016-13 in accordance with the private company guidance.  We are currently evaluating the impact that this new guidance will have on our financial position, results of operations, cash flows and related disclosures.

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

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Accounts Receivable, net — The components of accounts receivable, net was follows:

	September 30, 2020	December 31, 2019
Accounts receivable	$42.9	$36.3
Allowance for doubtful accounts	(0.5)	(0.2)
Accounts receivable, net	$42.4	$36.1

Inventories, net — The components of inventories, net were as follows:

	September 30, 2020	December 31, 2019
Raw materials	$9.1	$7.2
Finished goods	5.6	4.7
Total inventories	14.7	11.9
Reserve for obsolescence	(1.2)	(0.3)
Inventories, net	$13.5	$11.6

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	September 30, 2020	December 31, 2019
Land	$4.1	$4.1
Buildings and improvements	8.8	8.1
Machinery and equipment	14.3	13.0
Computer and office equipment	8.8	6.7
Converting machines	129.1	105.9
Total property, plant, and equipment	165.1	137.8
Accumulated depreciation	(39.1)	(15.3)
Property, plant, and equipment, net	$126.0	$122.5

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Depreciation expense recorded in cost of sales and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019 –	January 1, 2019
	2020	2019	2020	September 30, 2019	– June 2, 2019
Depreciation expense included in cost of goods sold	$8.0	$5.1	$22.4	$6.9	$8.9
Depreciation expense included in depreciation and amortization expense	0.6	0.4	1.6	0.5	0.7
Total depreciation expense	$8.6	$5.5	$24.0	$7.4	$9.6

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019 –	January 1, 2019
	2020	2019	2020	September 30, 2019	– June 2, 2019
Interest paid	$5.5	$7.9	$17.0	$7.9	$12.5
Taxes paid	1.2	2.2	2.7	2.4	4.0
Capital leases	$-	$-	$0.3	$-	$-

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

We attribute revenue to individual countries based on the selling location.  Our products are primarily sold from North America and Europe.  The following table presents a summary of total net revenue to external customers by geographic location:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019 –	January 1, 2019
	2020	2019	2020	September 30, 2019	– June 2, 2019
North America	$33.3	$32.9	$88.6	$42.2	$50.1
Europe/Asia	43.5	36.2	117.7	43.2	56.3
Net revenue	$76.8	$69.1	$206.3	$85.4	$106.4

Our customers are not concentrated in any specific geographic region.  During the nine months ended September 30, 2020 and the 1H 2019 Predecessor Period, no customers exceeded 10% of net revenue.  During the Successor Period, one customer accounted for approximately 10.1% of net revenue.

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

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year.  As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of September 30, 2020 and December 31, 2019.

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

Nine Months Ended September 30,
2020
Beginning balance	$2.5
Deferral of revenue	1.3
Recognition of revenue	(1.9)
Adjustment for returns	(1.1)
Ending balance	$0.8

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we further disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019 –	January 1, 2019
	2020	2019	2020	September 30, 2019	– June 2, 2019
North America	$29.0	$29.0	$76.6	$38.3	$43.0
Europe/Asia	37.4	30.8	101.4	35.3	49.0
Machine lease revenue	10.4	9.3	28.3	11.8	14.4
Net revenue	$76.8	$69.1	$206.3	$85.4	$106.4

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

Due to the COVID-19 outbreak, we assessed whether events or circumstances indicate that it was more likely than not that our goodwill and indefinite-lived intangible assets were impaired as of September 30, 2020.  The goodwill and indefinite-lived intangible assets assessments included consideration of key factors such as macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events.  While the extent and duration of the economic implications from the COVID-19 pandemic remain unclear, we concluded that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying values at September 30, 2020.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2019	$343.0	$105.8	$448.8
Currency translation	-	4.3	4.3
Balance at September 30, 2020	$343.0	$110.1	$453.1

Finite-Lived Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology and customer/distributor relationships.  In the second quarter of 2020, certain in-process research & development assets were placed in service and transferred into patented/unpatented technology to be amortized over a five-year life.

Impairment of Long-lived Assets

We review our long-lived assets, including amortizable intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group.  If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets.  As of September 30, 2020, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$204.1	$(18.3)	$185.8	$199.5	$(7.9)	$191.6
Patented/unpatented technology	168.3	(20.0)	148.3	164.5	(8.5)	156.0
In-process research and development	1.6	-	1.6	5.0	-	5.0
Total definite-lived intangible assets	374.0	(38.3)	335.7	369.0	(16.4)	352.6
Trademarks/tradenames with indefinite lives	106.1	-	106.1	106.0	-	106.0
Identifiable intangible assets, net	$480.1	$(38.3)	$441.8	$475.0	$(16.4)	$458.6

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at September 30, 2020:

Year	Amount
2020	$7.2
2021	29.0
2022	29.0
2023	29.0
2024	29.0
Thereafter	210.9
$334.1

Amortization expense was $7.1 million and $21.3 million in the three and nine months ended September 30, 2020, respectively.  Amortization expense was $9.8 million in the three months ended September 30, 2019, $12.7 million in the Successor Period, and $17.0 million in the 1H 2019 Predecessor Period.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of September 30, 2020:

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following unaudited information represents the supplemental pro forma results of the Company’s condensed consolidated statement of operations as if the Ranpak Business Combination occurred on January 1, 2019, for the three and nine months ended September 30, 2019, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net revenue	$70.4	$198.2
Net loss	$0.8	$(9.8)

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

Additionally, the e3NEO Purchase Agreement contains an earn-out provision whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million (the “Minimum Earn-Out Amount”), and (ii) the trailing twelve (12) month earnings before income taxes, depreciation and amortization of the business calculated as of December 31, 2020 multiplied by forty-eight percent (48%).  In order to be eligible to receive the Minimum Earn-Out Amount pursuant to the purchase agreement, e3NEO must have caused the business to receive purchase orders from customers and receive sign-off from customers upon completion of a successful factory acceptance test related to certain next generation machines on or before December 31, 2019 subject to reasonable approval of the Company. The conditions of the earn-out were not achieved and the Company agreed to a settlement arrangement with the former majority owner of e3NEO, which was approved by French authorities and finalized on April 21, 2020.  The arrangement provides for a payment to the earn-out counterparties in the amount of approximately $1.6 million and also provides the former majority owner of e3NEO severance from the Company, including non-compete and consulting amounts under French law.  Approximately $0.2 million was expensed in the second quarter of 2020 after certain approvals were obtained by French authorities.  Approximately $0.8 million was paid in the second quarter of 2020.  Approximately $0.6 million was accrued for at September 30, 2020 and included in other non-current liabilities in the unaudited condensed consolidated balance sheets.

Note 8 — Long-Term Debt

In connection with the Closing of the Ranpak Business Combination, Ranger Pledgor LLC (“Holdings”), Ranger Packaging LLC (the “U.S. Borrower”), and Ranpak B.V. (the “Dutch Borrower" and together with the US Borrower, the “Borrowers”), entered into a First Lien Credit Agreement that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures seven years after the closing date and the Revolving Facility matures five years after the closing date. In December 2019, the Company closed on a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility.  As of September 30, 2020 and December 31, 2019, no amounts were outstanding under the Revolving Facility.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
First Lien Dollar Term Facility	$270.9	$270.9
First Lien Euro Term Facility	162.5	157.3
Deferred financing costs, net	(7.0)	(7.8)
Total debt	426.4	420.4
Less: current portion	(1.6)	(1.6)
Long-term debt	$424.8	$418.8

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of September 30, 2020 and December 31, 2019, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings.  The interest rate for the First Lien Dollar Term Facility as of September 30, 2020 and December 31, 2019 was 3.91% and 5.70%, respectively.  The interest rate for the First Lien Euro Term Facility as of September 30, 2020 and December 31, 2019 was 3.75% and 4.00%, respectively.

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

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries.  We were in compliance with all financial covenants as of September 30, 2020.

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
September 30, 2020
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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The Second Amended January 2019 Swap contains an insignificant financing element that is amortized over the term of the hedging relationship.  We recognized a loss on the interest rate swaps of $1.2 million and $1.6 million in interest expense in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020.

As of September 30, 2020, we anticipate having to reclassify $4.6 million from accumulated other comprehensive income (loss) into earnings during the next twelve months to offset the variability of the hedged items during this period.

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.  The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 11:

Interest Rate Swap Agreements	Balance Sheet Classification	September 30, 2020	December 31, 2019
Designated as cash flow hedges	Accrued liabilities and other	$4.6	$0.4
Designated as cash flow hedges	Other liabilities	11.2	4.6
		$15.8	$5.0

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statement of operations.  The income effects of our derivative activities are reflected in interest expense.  There were no gains or losses recorded prior to June 3, 2019:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019 –	January 1, 2019
	2020	2019	2020	September 30, 2019	– June 2, 2019
Total interest expense presented in the statement of operations	$4.9	$9.5	$16.6	$17.5	$20.2
Interest rate swap agreements designated as cash flow hedges	1.2	-	1.6	-	-
Interest rate swap agreements not designated as cash flow hedges	$-	$1.0	$-	$6.4	$-

Note 10 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net income (loss).  The components of accumulated other comprehensive income (loss) at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$9.4	$-	$9.4
Unrealized gain (loss) on interest rate swaps	(10.6)	2.4	(8.2)
Total	$(1.2)	$2.4	$1.2

	December 31, 2019
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$1.7	$-	$1.7
Unrealized gain (loss) on interest rate swaps	1.4	0.3	1.7
Total	$3.1	$0.3	$3.4

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$1.7	$1.7	$3.4
Other comprehensive income (loss)
before reclassifications	7.7	(9.9)	(2.2)
Ending balance	$9.4	$(8.2)	$1.2

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of September 30, 2020 and December 31, 2019. The carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of September 30, 2020 and December 31, 2019:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2020
Current and long-term debt	$433.4	$-	$433.4	$-
Interest rate swap agreements liability	$15.8	$-	$15.8	$-

December 31, 2019
Current and long-term debt	$428.2	$-	$428.2	$-
Interest rate swap agreements liability	$5.0	$-	$5.0	$-

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

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 12 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations.  This estimated effective tax rate is used in providing for income taxes on a year-to-date basis.  Our effective tax rate was as follows:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019 –	January 1, 2019
	2020	2019	2020	September 30, 2019	– June 2, 2019
Effective tax rate	(15.7)%	69.8%	7.1%	31.4%	20.5%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to a jurisdictional mix of income between periods and discrete tax expense of $1.3 million recorded through the nine months ended September 30, 2020.  The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Pursuant to the Ranpak Business Combination discussed in detail in Note 7, “Acquisition,” to the notes to the unaudited condensed consolidated financial statements, the Company has calculated the fair market value of assets and liabilities, including the impact on the deferred tax assets and liabilities in accordance with the guidance under ASC 805.  The deferred tax assets and liabilities are final as the valuation analysis has been completed.  The deferred tax assets and liabilities resulted in a net deferred tax liability of $122.9 million.

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions.  As of September 30, 2020, tax years 2017 through 2020 are subject to examination by the tax authorities.

Pursuant to ASC 740, as of each balance sheet date, the Company assesses its uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.  During the three months ended September 30, 2020, based on new information in an ongoing examination over the 2017-2019 tax years by the tax authorities in the Netherlands, the Company has recognized discrete tax expense for an additional uncertain tax position of $1.3 million relating to positions which are no longer more-likely-than-not sustainable.  The Company anticipates to resolve this matter within the next twelve months.

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

Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business.  Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable.  While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company.  There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the nine months ended September 30, 2020.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Leases

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased.  Total rental expense for these leases was $0.6 million and $1.6 million in the three and nine months ended September 30, 2020, respectively.  Total rental expense for these leases was $0.4 million in the three months ended September 30, 2019, $0.5 million in the Successor Period, and $0.9 million in the 1H 2019 Predecessor Period.

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

Guarantees

We issue bank guarantees from time to time for various purposes that arise out of the normal course of business.  These amounts are immaterial for all periods presented.

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

The table below summarizes certain data for our stock-based compensation plans:

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019 –	January 1, 2019
	2020	2019	2020	September 30, 2019	– June 2, 2019
Stock-based compensation expense	$1.7	$1.6	$5.9	$1.8	$-
Tax (expense) benefit for stock-based compensation	0.4	0.4	1.1	0.4	-
Fair value of vested awards	$2.1	$2.0	$7.0	$2.2	$-

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

As of September 30, 2020, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	4,118,055
Awards granted	(2,331,736)
Awards forfeited	734,913
Available for future awards	2,521,232

Awards vested	288,394

Restricted Stock Units — RSUs represent a right to receive one share of our common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  Certain RSUs vest ratably over a two-year period while others vest over a one-year period.  The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a ratable basis.

Performance-Based Restricted Stock Units — Performance-based restricted stock units (“PRSU”) vest over a three-year period.  However, the level of the awards to be earned is determined at the end of the initial one-year performance period, based upon attainment of specific business performance goals during such initial one-year performance period.  If certain minimum performance levels are not attained in the initial one-year performance period, the awards will be automatically forfeited before vesting.  The awards are variable in that compensation could range from zero to 150% of the award agreement’s target contingent on the performance level attained.  The fair value of performance-based restricted stock units is determined on the grant date.  Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions.

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2019	483,299	$9.30	-	$-
Granted	501,141	8.08	667,196	8.09
Vested	(248,392)	8.61	-	-
Forfeited	(58,329)	9.04	(116,700)	8.07
Outstanding at September 30, 2020	677,719	$8.67	550,496	$8.09

Director Stock Units — Members of the Company’s Board of Directors (“Director(s)”) may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement.  The retainers are paid quarterly, in arrears, and vest upon issuance.  These shares are priced at the closing price of the last business day of the calendar quarter.  Additionally, Directors are granted an annual award of RSUs of $0.1 million, paid or granted quarterly in arrears in the form of cash or stock at the Director’s election, on the date of the annual shareholder meeting.  The number of RSUs is determined by the closing price of Ranpak stock on that date.  These RSUs vest at the earlier of the (i) anniversary of the grant date or (ii) the following annual shareholder meeting.  The following table includes the number of shares granted and vested for Directors electing to receive retainer payments in shares:

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	-	$-
Granted	107,184	7.41
Vested	(26,970)	7.18
Balance at September 30, 2020	80,214	$7.49

Note 15 — Shareholders’ Equity

Capital Stock — The Company is authorized to issue 426,000,000 shares of capital stock, consisting of (i) 200,000,000 shares of Class A common stock, par value $0.0001 per share, (ii) 25,000,000 shares of Class B common stock, par value $0.0001 per share,

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

and (iii) 200,000,000 shares of Class C common stock, par value $0.0001 per share and (iv) 1,000,000 shares of preferred stock, par value $0.0001 per share.

Common Shares — Each holder of Class A Common Stock (“Class A”) is entitled to one vote for each Class A share held of record. Holders of shares of Class C Common Stock (“Class C”) have no such voting rights and, as such, shall not have the right to receive notice of, attend at or vote on any matters on which stockholders generally are entitled to vote. Class C shares have a right of conversion that upon sale or other transfer convert to Class A shares.

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

Preferred Shares — The Company’s charter authorizes 1,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series.  The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series.  The Board of Directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects.  As of September 30, 2020, the Company had no preferred stock outstanding.

Warrants — On August 6, 2020, we commenced (i) an offer to each holder of our outstanding public warrants, forward purchase warrants, and private placement warrants (collectively, the “Warrants”), each to purchase shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), the opportunity to receive 0.22 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the public warrants and the forward purchase warrants to amend the Warrant Agreement, dated as of January 17, 2018, by and between the Company and Continental Stock Transfer & Trust Company, which governs all of the Warrants (the “Warrant Amendment”).  The approved Warrant Amendment permitted the Company to require that each warrant that is outstanding subsequent to the expiration of the Offer be converted into 0.198 shares of Class A common stock.  Further, the Warrant Amendment and its expiration on September 2, 2020 resulted in a valid tendering of 20,048,251 Warrants, or approximately 99.7% of the Warrants, resulting in 4,410,587 shares of Class A common stock issued in exchange for said Warrants.  As a result of the low number of Warrants remaining outstanding following the Offer, the NYSE delisted the remaining Warrants.  The remaining

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

60,493 Warrants were exchanged at the 0.198 ratio for 11,977 shares of Class A common stock on September 21, 2020.  We paid an immaterial amount for fractional shares converted to cash.  No Warrants remained after the exchanges.

Registration Rights — Certain investors were entitled to registration rights pursuant to the forward purchase agreements, subscription agreements, private placement warrant agreements, and the registration rights agreement entered into concurrently with the closing of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company bore the expenses incurred in connection with the filing of any such registration statements.

Follow-On Offering — On December 13, 2019, the Company closed on a public offering of 16,923,077 shares of its Class A common stock at an offering price of $6.50 per share, generating gross proceeds of approximately $110.0 million ($107.7 million net of expenses).  These shares were registered pursuant to the Form S-3 declared effective on July 31, 2019.  The proceeds from this offering were used to pay down outstanding debt.

Outstanding Shares — At September 30, 2020 and December 31, 2019, the Company had the following shares of common stock outstanding:

	September 30, 2020			December 31, 2019
	Class A	Class C	Total Common	Class A	Class C	Total Common
Shares outstanding not subject to an earn-out agreement	62,874,702	5,779,910	68,654,612	58,177,288	5,779,910	63,957,198
Shares subject to $15.00 earn-out	2,940,336	-	2,940,336	2,940,336	-	2,940,336
Shares subject to $12.50 earn-out	3,018,617	731,383	3,750,000	3,018,617	731,383	3,750,000
Shares subject to $12.25 earn-out	157,500	-	157,500	157,500	-	157,500
Total	68,991,155	6,511,293	75,502,448	64,293,741	6,511,293	70,805,034

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

The Predecessor had one class of shares outstanding.  As of September 30, 2020, we have not issued any instruments that were considered to be participating securities.  The Successor’s weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights.  The following tables set forth the computation of our loss per share:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019 –	January 1, 2019
	2020	2019	2020	September 30, 2019	– June 2, 2019
Numerator:
Net loss	$(6.1)	$(1.6)	$(18.2)	$(13.9)	$(19.0)
Net loss attributable to common stockholders for basic and diluted EPS	$(6.1)	$(1.6)	$(18.2)	$(13.9)	$(19.0)

Denominator:
Basic weighted average common shares outstanding	72,396,183	53,871,068	71,401,580	53,870,568	995
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-	-
Diluted weighted average common shares outstanding	72,396,183	53,871,068	71,401,580	53,870,568	995

Loss per share attributable to common stockholders
Basic	$(0.08)	$(0.03)	$(0.25)	$(0.26)	$(19,195.40)
Diluted	$(0.08)	$(0.03)	$(0.25)	$(0.26)	$(19,195.40)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended September 30,		Nine Months Ended September 30,	June 3, 2019 –
	2020	2019	2020	September 30, 2019
Warrants on common stock	-	20,108,744	-	20,108,744
RSUs and PRSUs	1,230,024	951,475	982,473	951,475
Total antidilutive securities	1,230,024	21,060,219	982,473	21,060,219

Note 17 — Transactions with Related Parties

Shared Services Agreement

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak.  Total fees under the agreement amounted to approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.  Totals under the agreements were $0.2 million in the three months ended September 30, 2019 and $0.3 million in the Successor Period.

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

Subscription Agreements and Reallocation Agreement

One Madison Corporation entered into a subscription agreement, pursuant to which, as amended, certain shareholders, including our Chairman & CEO, another of our directors, our chief financial officer and one of our significant shareholders may be required to surrender to Ranpak certain of their shares (referred to as founder shares) if the closing price of the Class A common stock (or any successor class of listed common shares) equals or exceeds $12.50 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or Ranpak completes a liquidation,

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

merger, share exchange or other similar transaction that results in all of its common shareholders having the right to exchange their common equity for consideration in cash, securities or other property which equals or exceeds $12.50 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) in the five year period following the consummation of the Ranpak Business Combination (the “Earnout”).

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

Monitoring Fee Arrangement

Rack Holdings had a monitoring fee agreement, with Rhône Capital IV L.P., a related party, which required Rack Holdings to pay 1% of projected annual earnings before interest, taxes and depreciation and amortization in advance of each semi-annual period, adjusted retroactively up or down, plus reimbursement of other expenses.  As of June 3, 2019, upon the Closing of the Ranpak Business Combination and change in control, this monitoring fee was eliminated.  Monitoring fee and reimbursement expenses are immaterial but are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the 1H 2019 Predecessor Period.

Note 18 — Restatement of Previously Issued Unaudited Condensed Consolidated Interim Financial Statements

As disclosed in Note 21 in our Annual Report on Form 10-K for the year ended December 31, 2019, subsequent to the issuance of our unaudited condensed consolidated interim financial statements as of June 30, 2019 (Successor) and for the Predecessor Period January 1, 2019 through June 2, 2019 and April 1, 2019 through June 2, 2019 and the Successor Period June 3, 2019 through June 30, 2019 and September 30, 2019 (Successor) and for the Predecessor Period January 1, 2019 through June 2, 2019 and the Successor period for the three months ended September 30, 2019 and the period June 3, 2019 through September 30, 2019, management identified several errors related to presentation of the Predecessor Period (January 1, 2019 through June 2, 2019) resulting from incorrect accounting and reporting related to the Ranpak Business Combination. The foreign currency translation adjustments line item in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was misstated by ($27.6 million) and the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity was also misstated as a result of all of the errors identified as noted in the below table. Additionally, it was determined that the Unaudited Condensed Consolidated Statement of Cash Flows included several misclassified amounts in the Predecessor Period, resulting in a ($7.8 million) misstatement of net cash flows provided by operating activities, a ($1.1 million) misstatement of net cash flows used in financing activities, and a $8.9 million misstatement in the effect of exchange rate changes on cash. The Company has corrected the errors in the comparable Q3 2019 unaudited condensed consolidated interim financial statements that are presented in the Q3 2020 unaudited condensed consolidated interim Form 10-Q filing.

In addition, management also identified several errors in the unaudited condensed consolidated interim financial statements for the Successor Period (June 3, 2019 through June 30, 2019 for Q2 2019 and June 3, 2019 through September 30, 2019 for Q3 2019) resulting from incorrect accounting and reporting related to the Ranpak Business Combination. These Successor Period errors resulted in multiple misstatements in the Unaudited Condensed Consolidated Statement of Cash Flows including $3.4 million of net cash provided by financing activities and $7.9 million of effects of exchange rate changes on cash. We also misclassified (1) $308.1 million, relating to the cash withdrawn from trust account, between net cash used in investing activities and beginning cash and (2) $11.3 million, relating to One Madison Corporation’s deferred initial public offering underwriting fees, between net cash used in operating activities and net cash from financing activities. Ending cash balance for both the second and third quarter remain

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

unchanged. Goodwill was also misstated by $10.0 million. The foreign currency gain line item in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was misstated by $2.5 million and the Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity was also misstated as a result of the errors identified as noted in the below table. The Company has corrected the errors in the comparable Q3 2019 unaudited condensed consolidated interim financial statements that are presented in the Q3 2020 unaudited condensed consolidated interim Form 10-Q filing.

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

The impact of the necessary adjustments on the total amounts previously reported for the Predecessor Period in our unaudited condensed consolidated interim financial statements (included in our quarterly report on Form 10-Q for the three and nine months ended September 30, 2019) is summarized in the following tables:

	Predecessor Period (January 1, 2019 – June 2, 2019)
	As previously reported	Adjustment	As restated
Unaudited Condensed Consolidated Statement of Cash Flows
Deferred income taxes	$0.6	$(7.8)	$(7.2)
Net cash provided by (used in) operating activities	24.5	(7.8)	16.7
Payments on term loans and credit facility	(13.3)	(1.1)	(14.4)
Net cash provided by (used in) financing activities	(13.3)	(1.1)	(14.4)
Effect of exchange rate changes on cash	$(7.7)	$8.9	$1.2

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Foreign currency translation adjustments	$23.6	$(27.6)	$(4.0)
Comprehensive income (loss)	$4.6	$(27.6)	$(23.0)

Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity
Additional paid-in capital	$-	$291.4	$291.4
Accumulated deficit	-	(88.9)	(88.9)
Treasury stock	-	(1.5)	(1.5)
Accumulated other comprehensive loss	-	(27.6)	(27.6)
Total shareholders' equity	$-	$173.4	$173.4

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The impact of the necessary adjustments on the total amounts previously reported for the Successor Period from June 3, 2019 through September 30, 2019 in our unaudited condensed consolidated interim financial statements (included in our quarterly report on Form 10-Q for the three and nine months ended September 30, 2019) is summarized in the following table:

	Successor Period (June 3, 2019 – September 30, 2019)
	As previously reported	Adjustment	As restated
Unaudited Condensed Consolidated Statement of Cash Flows
Net loss	$(12.0)	$(1.9)	$(13.9)
Increase (decrease) in accounts payable	(25.4)	11.3	(14.1)
Increase (decrease) in accrued liabilities	2.9	(0.6)	2.3
Currency gain on foreign denominated notes payable	(3.3)	2.5	(0.8)
Net cash provided by (used in) operating activities	(11.6)	11.3	(0.3)
Cash withdrawn from trust account	-	308.1	308.1
Net cash provided by (used in) investing activities	(956.3)	308.1	(648.2)
Proceeds from issuance of term loans and credit facility	539.0	(4.4)	534.6
Proceeds from sale of common stock	302.4	12.3	314.7
Payments of deferred registration costs	-	(11.3)	(11.3)
Net cash provided by (used in) financing activities	666.5	(3.4)	663.1
Effect of exchange rate changes on cash	5.2	(7.9)	(2.7)
Net increase (decrease) in cash and cash equivalents	(296.2)	308.1	11.9
Cash and cash equivalents, beginning of period	$309.8	$(308.1)	$1.7

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Foreign currency (gain) loss	$(4.1)	$2.5	$(1.6)
Loss before income tax benefit	(17.5)	(2.5)	(20.0)
Income tax benefit	(5.5)	(0.6)	(6.1)
Net income (loss)	(12.0)	(1.9)	(13.9)
Comprehensive income (loss)	$(18.3)	$(1.9)	$(20.2)
Net income (loss) per share	$(0.22)	$(0.04)	$(0.26)

Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity
Additional paid-in capital	$429.8	$15.1	$444.9
Accumulated other comprehensive loss	(6.3)	(2.5)	(8.8)
Accumulated deficit	(23.9)	(2.0)	(25.9)
Total shareholders' equity	$399.6	$10.6	$410.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements that are not historical facts, including statements about the parties, perspectives and expectations, are forward-looking statements. In addition, any statements that refer to estimates, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about: our expectations around the performance of the business; our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination; our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business; our public securities’ potential liquidity and trading; the lack of a market for our securities.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to: (1) our inability to secure a sufficient supply of paper to meet our production requirements; (2) the impact of the price of kraft paper on our results of operations; (3) our reliance on third party suppliers; (4) the COVID-19 pandemic and associated response; (5) the high degree of competition in the markets in which we operate; (6) consumer sensitivity to increases in the prices of our products; (7) changes in consumer preferences with respect to paper products generally; (8) continued consolidation in the markets in which we operate; (9) the loss of significant end-users of our products or a large group of such end-users; (10) our failure to develop new products that meet our sales or margin expectations; (11) our future operating results fluctuating, failing to match performance or to meet expectations; (12) our ability to fulfill our public company obligations; and (13) other risks and uncertainties indicated from time to time in filings made with the SEC.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources.  You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Ranpak included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2020.  For purposes of this section, “Ranpak,” “the Company,” “we,” or “our” refer to (i) Rack Holdings and its subsidiaries (the “Predecessor”) for the periods from January 1, 2019 through June 2, 2019 (referred to herein as the “1H 2019 Predecessor Period”) prior to the consummation of the Ranpak Business Combination and (ii) Ranpak Holdings Corp. and its subsidiaries (the “Successor”) for all periods subsequent to June 3, 2019 after the consummation of the Ranpak Business Combination, unless the context otherwise requires.  Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report on Form 10-Q.

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

Overview

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-commerce and industrial supply chains. Since its inception in 1972, Ranpak has delivered high quality protective packaging solutions, while maintaining its commitment to environmental sustainability. Ranpak assembles its protective packaging systems and provides the systems and paper consumables to customers, which include direct end-users and its network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials. Ranpak operates manufacturing facilities in Concord Township, Ohio; Kansas City, Missouri; Raleigh, North Carolina; and Reno, Nevada in the United States, in Heerlen, the Netherlands and Nyrany, Czech Republic.  In the second quarter of 2020, we opened a new production facility for our automation business in Kerkrade, the Netherlands, located approximately three miles from our Heerlen location, to enhance our production capacity in our automation business.  Ranpak also maintains sales and administrative offices in Shanghai, China; Tokyo, Japan; and Singapore.  Ranpak is a global business that generated approximately 54.8% of its net revenue for the fiscal year 2019 outside of the United States.

As of September 30, 2020, Ranpak had an installed base of approximately 113.1 thousand protective packaging systems serving a diverse set of distributors and end-users.  Ranpak generated net revenue of $206.3 million in the nine months ended September 30, 2020.  Additionally, Ranpak generated net revenue of $85.4 million in the Successor Period and $106.4 million in the 1H 2019 Predecessor Period.

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

The Company (then One Madison Corporation) was deemed to be the accounting acquirer in the Ranpak Business Combination, as a result of which the Company allocated its purchase price to Rack Holdings’ assets and liabilities at fair value, which created a new basis of accounting.  Until the consummation of the Ranpak Business Combination, Rack Holdings operated as a separate business holding all of the historical assets and liabilities related to our business.

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

Acquisitions.  On February 28, 2017, Ranpak acquired e3NEO for total consideration of $3.3 million, including contingent consideration of $1.1 million which was paid in full in 2018, plus an earn-out opportunity, which was not earned and, in April 2020, we entered into a settlement arrangement with the former majority owner of e3NEO to provide, among other things, for a payment to the earn-out counterparties in the amount of approximately $1.6 million.  Approximately $0.2 million was expensed in the second quarter of 2020 after certain approvals were obtained by French authorities.  Approximately $0.8 million was paid in the second quarter of 2020.  Approximately $0.6 million was accrued for at September 30, 2020.  See Note 7, “Acquisition” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  While recent acquisitions, such as e3NEO, have been relatively small, any significant future business acquisitions may impact the comparability of Ranpak’s results in future periods with those for prior periods.

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

Impact of the COVID-19 Pandemic.  The COVID-19 pandemic has resulted in rapid changes in market and economic conditions around the world as COVID-19 continues to spread.  We derive a significant portion of our revenue from sales of Void-fill, Cushioning and Wrapping products to e-commerce end-users and demand from these end-users has been strong, offsetting reductions in demand for these products from customers in other industries.  However, social distancing and similar measures adopted in many jurisdictions around the world have impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations have been delayed.  If social distancing measures continue for an extended period of time, growth in our protective packaging system base, acquisition of new customers and sales of Automation products may be adversely affected.  We believe that these impacts are not unique to us and that our industry competitors have been impacted in a similar fashion.  We are deemed an essential business under the Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response issued by the United States Cybersecurity and Infrastructure Security Agency and pursuant to state decisions in states where our domestic production and distribution facilities are located.  We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to social distancing and other measures to promote a safe operating environment.  While we have experienced limited delays in receiving certain supplies we use to assemble our packaging systems, to date, these measures have not materially impacted the cost of producing and distributing our products, the cost and availability of raw materials and components, and we have encountered minimal disruption in our ability to fulfill customer orders.  We continue to monitor our liquidity position closely and have extended payment terms to certain of our customers when necessary, while correspondingly seeking extended terms from our key suppliers.  While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, at the time of this filing, we cannot predict the extent to which we will ultimately be impacted due to the evolving and highly uncertain nature and duration of the COVID-19 pandemic.  We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.

Key Performance Indicators and Other Factors Affecting Performance

Ranpak uses the following key performance indicators and monitors the following other factors to analyze its business performance, determine financial forecasts, and help develop long-term strategic plans:

Protective Packaging Systems Base — Ranpak closely tracks the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Ranpak’s installed base of protective packaging systems also drives its capital expenditure budgets.  The following table presents Ranpak’s installed base of protective packaging systems by product line as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019	Change	% Change
Protective Packaging Systems	(in thousands)
Cushioning machines	33.2	32.1	1.1	3.4
Void-fill machines	65.5	59.5	6.0	10.1
Wrapping machines	14.4	10.7	3.7	34.6
Total	113.1	102.3	10.8	10.6

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

Results of Operations

The following tables set forth Ranpak’s results of operations for the three and nine month periods ended September 30, 2020, the three months ended September 30, 2019, the Successor Period, and the 1H 2019 Predecessor Period, with line items presented in millions of dollars.

The Ranpak Business Combination is accounted for under the scope of business combination guidance in ASC 805 as One Madison Corporation was deemed to be the accounting acquirer while Rack Holdings was deemed the “Predecessor.”  Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (see Note 7, “Acquisition”).

The financial statements separate the Company’s presentation into distinct periods.  The periods before the Closing of the Ranpak Business Combination (labeled Predecessor) depict the financial statements of Rack Holdings, and the period after the Closing (labeled Successor) depicts the financial statements of the Company, including the consolidation of One Madison Corporation with Rack Holdings and application of acquisition method of accounting.  As a result of the application of the acquisition method of accounting as of the Closing, the financial statements for the Predecessor periods and for the Successor periods are presented on a different basis of accounting and are, therefore not comparable.

Our condensed consolidated financial statements are prepared in accordance with GAAP.  We have, however, also disclosed below Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted EBITDA, which are non-GAAP financial measures.  We have included EBITDA and adjusted EBITDA because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans.  In particular, the exclusion of certain expenses in calculating EBITDA and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations.  Accordingly, we believe that EBITDA and adjusted EBITDA provide useful information to investors and others in understanding and evaluating the Company’s operating results in the same manner as our management and Board of Directors.

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

In addition, in our discussion below, we include certain unaudited, non-GAAP pro forma data for the three and nine month periods ended September 30, 2020, the three months ended September 30, 2019, the Successor Period, and the 1H 2019 Predecessor Period.  This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to remove the effect of costs incurred to consummate the Ranpak Business Combination, other one-time costs incurred due to the Company entering into the Ranpak Business Combination and for purchase accounting adjustments related to the Ranpak Business Combination as well as to reflect a constant currency presentation between periods for the convenience of readers. We refer to these data as pro forma data in our discussion.  However, such pro forma data have not been prepared in accordance with Article 11 of Regulation S-X.  We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and nine months ended September 30, 2020 and 2019.

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	% Net revenue	2019	% Net revenue
Net revenue	$76.8	―	$69.1	―
Cost of goods sold	46.6	60.7	39.6	57.3
Gross profit	30.2	39.3	29.5	42.7
Selling, general and administrative expenses	17.8	23.2	17.7	25.6
Depreciation and amortization expense	7.7	10.0	10.3	14.9
Other operating expense, net	1.9	2.5	0.5	0.7
Income (loss) from operations	2.8	3.6	1.0	1.4
Interest expense	4.9	6.4	9.5	13.7
Foreign currency (gain) loss	3.2	4.2	(3.2)	(4.6)
Loss before income tax expense	(5.3)	(6.9)	(5.3)	(7.7)
Income tax expense (benefit)	0.8	1.0	(3.7)	(5.4)
Net loss	$(6.1)	(7.9)	$(1.6)	(2.3)

Non-GAAP
EBITDA	$15.2		$22.9
Adjusted EBITDA	$23.7		$22.0

	Pro Forma
	Three Months Ended September 30,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
Net revenue	$76.1	―	$70.4	―	$5.7	8.1
Cost of goods sold	46.2	60.7	39.3	55.8	6.9	17.6
Gross profit	29.9	39.3	31.1	44.2	(1.2)	(3.9)
Selling, general and administrative expenses	17.7	23.3	15.8	22.4	1.9	12.0
Depreciation and amortization expense	7.7	10.1	10.5	14.9	(2.8)	(26.7)
Other operating expense, net	1.8	2.4	0.7	1.0	1.1	157.1
Income (loss) from operations	2.7	3.5	4.1	5.8	(1.4)	(34.1)
Interest expense	4.9	6.4	9.6	13.6	(4.7)	(49.0)
Foreign currency (gain) loss	3.2	4.2	(3.2)	(4.5)	6.4	(200.0)
Loss before income tax expense	(5.4)	(7.1)	(2.3)	(3.3)	(3.1)	134.8
Income tax expense (benefit)	0.8	1.1	(3.1)	(4.4)	3.9	(125.8)
Net loss	$(6.2)	(8.1)	$0.8	1.1	$(7.0)	(875.0)

Non-GAAP
EBITDA	$15.2		$22.9		$(7.7)	(33.6)
Adjusted EBITDA	$23.7		$22.0		$1.7	7.7

Net Revenue

The following tables and the discussion that follows compare Ranpak’s net revenue by geographic region and by product line for the three months ended September 30, 2020 and 2019 on a GAAP basis and on a non-GAAP, pro forma basis as described above and in the discussion below.  See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Three Months Ended September 30,
	2020	% Net revenue	2019	% Net revenue
North America	$33.3	43.4	$32.9	47.6
Europe/Asia	43.5	56.6	36.2	52.4
Net revenue	$76.8	100.0	$69.1	100.0

Cushioning machines	$31.8	41.4	$31.3	45.3
Void-fill machines	33.3	43.4	28.4	41.1
Wrapping machines	10.1	13.2	6.6	9.6
Other	1.6	2.0	2.8	4.0
Net revenue	$76.8	100.0	$69.1	100.0

	Pro Forma
	Three Months Ended September 30,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
North America	$33.3	43.8	$33.0	46.9	$0.3	0.9
Europe/Asia	42.8	56.2	37.4	53.1	5.4	14.4
Net revenue	$76.1	100.0	$70.4	100.0	$5.7	8.1

Cushioning machines	$31.4	41.3	$31.9	45.3	$(0.5)	(1.6)
Void-fill machines	33.0	43.4	28.8	40.9	4.2	14.6
Wrapping machines	10.1	13.3	6.8	9.7	3.3	48.5
Other	1.6	2.0	2.9	4.1	(1.3)	(44.8)
Net revenue	$76.1	100.0	$70.4	100.0	$5.7	8.1

Net revenue for the three months ended September 30, 2020 was $76.8 million.  Net revenue was $69.1 million in the three months ended September 30, 2019.  Net revenue increased $7.7 million or 11.1% as a result of an increase in the volume of Ranpak’s paper consumable products of approximately 15.1 pp, partially offset by a decrease of approximately 1.8 pp in sales of automated box sizing equipment and a 5.6 pp decrease in the price of Ranpak’s paper consumable products.  Net revenue was positively impacted by increases in cushioning, void-fill, and wrapping, partially offset by decreases in automation.  Cushioning increased $0.5 million, or 1.6%, to $31.8 million from $31.3 million, void-fill increased $4.9 million, or 17.3%, to $33.3 million from $28.4 million, wrapping increased $3.5 million, or 53.0%, to $10.1 million from $6.6 million, while other sales decreased $1.2 million, or 42.9%, to $1.6 million from $2.8 million, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field.  Pro forma net revenue was $76.1 million for the three months ended September 30, 2020, a $5.7 million, or 8.1%, increase on a constant currency basis from pro forma net revenue of $70.4 million for the three months ended September 30, 2019.

Net revenue in North America for the three months ended September 30, 2020 totaled $33.3 million.  Net revenue in North America was $32.9 million in the three months ended September 30, 2019.  Net revenue in North America increased $0.4 million, or 1.2% attributable to an increase in wrapping sales, partially offset by a decline in cushioning and void-fill volumes. Pro forma net revenue in North America was $33.3 million for the three months ended September 30, 2020, a $0.3 million, or 0.9%, increase from pro forma net revenue of $33.0 million for the three months ended September 30, 2019 after purchase accounting adjustments.

Net revenue in Europe/Asia for the three months ended September 30, 2020 totaled $43.5 million. Net revenue in Europe/Asia was $36.2 million in the three months ended September 30, 2019.  Net revenue in Europe/Asia increased $7.3 million or 20.2% driven primarily by increases in void-fill and wrapping product categories, partially offset by a decline in automation revenue.  Pro forma net revenue in Europe/Asia was $42.8 million for the three months ended September 30, 2020, a $5.4 million, or 14.4%, increase from pro forma net revenue of $37.4 million for the three months ended September 30, 2019 after adjusting for constant currency.

Cost of Sales

Cost of sales for the three months ended September 30, 2020 totaled $46.6 million. Cost of sales was $39.6 million in the three months ended September 30, 2019.  Cost of sales increased $7.0 million or 17.7% due to higher sales of consumables, an increase in depreciation of $2.9 million over the prior year due to the Ranpak Business Combination fair value adjustments, increased converter placement, increases in labor and freight costs, and an increase in non-recurring operating costs in automation, offset by lower price of paper.  Pro forma cost of sales increased by $6.9 million, or 17.6%, to $46.2 million in the three months ended September 30, 2020 from $39.3 million for the three months ended September 30, 2019 after adjusting to a constant currency in both periods.  As a result, on a pro forma basis, net sales minus cost of sales as a percentage of net sales decreased by 4.9 pp to 39.3% in the three months ended September 30, 2020 from 44.2% for the comparable period in 2019.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses for the three months ended September 30, 2020 was $17.8 million and nearly flat to SG&A of $17.7 million in the three months ended September 30, 2019.  Pro forma SG&A expenses increased by $1.9 million, or 12.0%, to $17.7 million in the three months ended September 30, 2020 from $15.8 million for the comparable period in 2019 after adjusting to a constant currency in both periods, largely due to support of growth initiatives and $1.2 million in costs associated with the Warrant Exchange.  As a percentage of pro forma net sales, pro forma SG&A increased to 23.2% in the three months ended September 30, 2020 from 22.4% in the three months ended September 30, 2019 on a constant currency basis.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended September 30, 2020 were $7.7 million.  Depreciation and amortization expenses were $10.3 million in the three months ended September 30, 2019.  Depreciation and amortization expenses decreased $2.6 million, or 25.2% due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates.  Pro forma depreciation and amortization expenses decreased by $2.8 million, or 26.7%, to $7.7 million in the three months ended September 30, 2020 from $10.5 million for the three months ended September 30, 2019 on a constant currency basis.  As a percentage of pro forma net sales, pro forma depreciation and amortization expenses decreased to 10.1% in the three months ended September 30, 2020 from 14.9% in the three months ended September 30, 2019 on a constant currency basis.

Other Operating Expense, Net

Other operating expense, net, for the three months ended September 30, 2020 was $1.9 million. Other operating expense, net was $0.5 million in the three months ended September 30, 2019.  Other operating expense increased $1.4 million.  Pro forma other operating expense, net was $1.8 million in the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019 on a constant currency basis, largely driven by increases in research and development.  As a percentage of pro forma net sales, pro forma other operating expense, net, increased to 2.4% in the three months ended September 30, 2020 from 1.0% in the three months ended September 30, 2019 on a constant currency basis.

Interest Expense

Interest expense for the three months ended September 30, 2020 was $4.9 million.  Interest expense was $9.5 million in the three months ended September 30, 2019.  Interest expense decreased $4.6 million, or 48.4%.  Interest expense decreased due to decreased debt levels and deferred financing costs, as well as lower interest rates.  Pro forma interest expense decreased by $4.7 million, or 49.0%, to $4.9 million in the three months ended September 30, 2020 compared to $9.6 million for the three months ended September 30, 2019 on a constant currency basis due to decreased debt levels and deferred financing costs, as well as lower interest rates.  As a percentage of pro forma net sales, pro forma interest expense decreased to 6.4% in the three months ended September 30, 2020 from 13.6% in the three months ended September 30, 2019.

Foreign Currency (Gain) Loss

Foreign currency loss for the three months ended September 30, 2020 was $3.2 million.  Foreign currency gain was $3.2 million in the three months ended September 30, 2019.  Foreign currency loss increased $6.4 million due to favorable movements in Euro exchange rates.  Pro forma foreign currency loss was $3.2 million in the three months ended September 30, 2020 compared to gain of $3.2 million for the three months ended September 30, 2019 on a constant currency basis.  As a percentage of pro forma net sales, pro forma foreign currency loss decreased to 4.2% in the three months ended September 30, 2020 from 4.5% in the three months ended September 30, 2019 on a constant currency basis.

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2020 was $0.8 million, or an effective tax rate of negative 15.7%.  Income tax benefit was $3.7 million in the three months ended September 30, 2019, or an effective tax rate of 69.8%.  The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income between periods and discrete tax expense of $1.3 million recorded in the third quarter of 2020.  The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the United States, and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the three months ended September 30, 2020 increased $4.5 million to $6.1 million from a net loss of $1.6 million in the three months ended September 30, 2019.  Pro forma net loss was $6.2 million in the three months ended September 30, 2020 compared to pro forma net income of $0.8 million for the three months ended September 30, 2019 on a constant currency basis. The change was due to the reasons discussed above.

EBITDA and Adjusted EBITDA

EBITDA for the three months ended September 30, 2020 was $15.2 million.  EBITDA was $22.9 million in the three months ended September 30, 2019.  Adjusting for constant currency and other one-time costs, pro forma Adjusted EBITDA for the three months ended September 30, 2020 and 2019 totaled $23.7 million and $22.0 million, respectively, an increase of $1.7 million, or 7.7% on a constant currency basis.

Comparison of Nine Months Ended September 30, 2020 to the Successor Period and 1H 2019 Predecessor Period

	Successor				Predecessor
	Nine Months Ended September 30,		June 3, 2019 – September 30, 2019		January 1, 2019 – June 2, 2019
	2020	% Net revenue	2019	% Net revenue	2019	% Net revenue
Net revenue	$206.3	―	$85.4	―	$106.4	―
Cost of goods sold	122.3	59.3	52.6	61.6	61.2	57.5
Gross profit	84.0	40.7	32.8	38.4	45.2	42.5
Selling, general and administrative expenses	58.1	28.2	22.5	26.3	23.8	22.4
Transaction costs	-	-	0.3	0.4	7.4	7.0
Depreciation and amortization expense	22.9	11.1	13.3	15.6	17.7	16.6
Other operating expense, net	2.9	1.4	0.8	0.9	2.2	2.1
Income (loss) from operations	0.1	0.0	(4.1)	(4.8)	(5.9)	(5.5)
Interest expense	16.6	8.0	17.5	20.5	20.2	19.0
Foreign currency (gain) loss	3.1	1.5	(1.6)	(1.9)	(2.2)	(2.1)
Loss before income tax expense	(19.6)	(9.5)	(20.0)	(23.4)	(23.9)	(22.5)
Income tax benefit	(1.4)	(0.7)	(6.1)	(7.1)	(4.9)	(4.6)
Net loss	$(18.2)	(8.8)	$(13.9)	(16.3)	$(19.0)	(17.9)

Non-GAAP
EBITDA	$42.2		$20.1		$22.9
Adjusted EBITDA	$60.8		$-		$-

	Pro Forma
	Nine Months Ended September 30,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
Net revenue	$208.7	―	$198.2	―	$10.5	5.3
Cost of goods sold	123.7	59.3	113.0	57.0	10.7	9.5
Gross profit	85.0	40.7	85.2	43.0	(0.2)	(0.2)
Selling, general and administrative expenses	58.7	28.1	43.1	21.7	15.6	36.2
Depreciation and amortization expense	23.1	11.1	30.8	15.5	(7.7)	(25.0)
Other operating expense, net	3.2	1.5	3.6	1.8	(0.4)	(11.1)
Income (loss) from operations	-	-	7.7	3.9	(7.7)	(100.0)
Interest expense	16.6	8.0	26.1	13.2	(9.5)	(36.4)
Foreign currency (gain) loss	3.1	1.5	(3.8)	(1.9)	6.9	(181.6)
Loss before income tax expense	(19.7)	(9.4)	(14.6)	(7.4)	(5.1)	34.9
Income tax benefit	(1.3)	(0.6)	(4.8)	(2.4)	3.5	(72.9)
Net loss	$(18.4)	(8.8)	$(9.8)	(4.9)	$(8.6)	87.8

Non-GAAP
EBITDA	$42.2		$58.1		$(15.9)	(27.4)
Adjusted EBITDA	$60.8		$58.4		$2.4	4.1

Net Revenue

The following table and the discussion that follows compares Ranpak’s net revenue by geographic region and by product line for the nine months ended September 30, 2020 and 2019 on a GAAP basis and on a non-GAAP, pro forma basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Successor				Predecessor
	Nine Months Ended September 30,		June 3, 2019 – September 30, 2019		January 1, 2019 – June 2, 2019
	2020	% Net revenue	2019	% Net revenue	2019	% Net revenue
North America	$88.6	42.9	$42.2	49.4	$50.1	47.1
Europe/Asia	117.7	57.1	43.2	50.6	56.3	52.9
Net revenue	$206.3	100.0	$85.4	100.0	$106.4	100.0

Cushioning machines	$86.1	41.7	$39.3	46.0	$46.4	43.6
Void-fill machines	86.8	42.1	36.4	42.6	42.7	40.1
Wrapping machines	25.9	12.6	8.0	9.4	8.8	8.3
Other	7.5	3.6	1.7	2.0	8.5	8.0
Net revenue	$206.3	100.0	$85.4	100.0	$106.4	100.0

	Pro Forma
	Nine Months Ended September 30,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
North America	$88.6	42.5	$92.7	46.8	$(4.1)	(4.4)
Europe/Asia	120.1	57.5	105.5	53.2	14.6	13.8
Net revenue	$208.7	100.0	$198.2	100.0	$10.5	5.3

Cushioning machines	$87.3	41.8	$93.6	47.2	$(6.3)	(6.7)
Void-fill machines	87.5	41.9	81.9	41.3	5.6	6.8
Wrapping machines	26.1	12.5	17.7	8.9	8.4	47.5
Other	7.8	3.8	5.0	2.6	2.8	56.0
Net revenue	$208.7	100.0	$198.2	100.0	$10.5	5.3

Net revenue for the nine months ended September 30, 2020 was $206.3 million.  Net revenue for the Successor Period was $85.4 million, and $106.4 million in the 1H 2019 Predecessor Period, for a combined $191.8 million in the nine months ended September 30, 2019.  Net revenue increased $14.5 million or 7.6% as a result of an increase in the volume of Ranpak’s paper consumable products of approximately 9.6 pp and an increase of approximately 0.1 pp in sales of automated box sizing equipment, partially offset by a decrease in the price of Ranpak’s paper consumable products which contributed a 4.6 pp decrease in sales.  Net revenue was positively impacted by increases in cushioning, void-fill, and wrapping, partially offset by decreases in other sales.  Cushioning increased $0.4 million, or 0.5%, to $86.1 million from $85.7 million, void-fill increased $7.7 million, or 9.7%, to $86.8 million from $79.1 million, wrapping increased $9.1 million, or 54.2%, to $25.9 million from $16.8 million, while other sales decreased $2.7 million, or 26.5% to $7.5 million from $10.2 million, in each case for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field.  Pro forma net revenue was $208.7 million for the nine months ended September 30, 2020, a $10.5 million, or 5.3%, increase on a constant currency basis pro forma net revenue of $198.2 million for the nine months ended September 30, 2019 after adjusting to a constant currency in both periods and purchase accounting adjustments related to revenue recognition in the nine months ended September 30, 2019.

Net revenue in North America for the nine months ended September 30, 2020 totaled $88.6 million.  Net revenue in North America was $42.2 million in the Successor Period and $50.1 million in the 1H 2019 Predecessor Period for a combined $92.3 million in the nine months ended September 30, 2019.  Net revenue in North America decreased $3.7 million, or 4.0% attributable to a decline in cushioning and void-fill volumes, partially offset by an increase in wrapping sales.  Pro forma net revenue in North America was $88.6 million for the nine months ended September 30, 2020, a $4.1 million, or 4.4%, decrease from pro forma net revenue in North America of $92.7 million for the nine months ended September 30, 2019 after purchase accounting adjustments.

Net revenue in Europe/Asia for the nine months ended September 30, 2020 totaled $117.7 million.  Net revenue in Europe/Asia was $43.2 million in the Successor Period and $56.3 million in the 1H 2019 Predecessor Period, for a combined $99.5 million in the nine months ended September 30, 2019.  Net revenue in Europe/Asia increased $18.2 million or 18.3% driven primarily by growth in wrapping and void-fill sales, partially offset by a decline in cushioning.  Pro forma net revenue in Europe/Asia was $120.1 million for the nine months ended September 30, 2020, a $14.6 million, or 13.8%, increase from pro forma net revenue of $105.5 million for the nine months ended September 30, 2019 after purchase accounting adjustments and adjusting for constant currency.

Cost of Sales

Cost of sales for the nine months ended September 30, 2020 totaled $122.3 million.  Cost of sales was $52.6 million in the Successor Period and $61.2 million in the 1H 2019 Predecessor Period, for a combined $113.8 million in the nine months ended September 30, 2019.  Cost of sales increased $8.5 million or 7.5% due to increases in sales year over year and higher depreciation expense of $6.6 million due to the Ranpak Business Combination fair value adjustments, an increase in non-recurring operating costs in automation, offset by a decrease in the price of paper.  Pro forma cost of sales increased by $10.7 million, or 9.5%, to $123.7 million in the nine months ended September 30, 2020 from $113.0 million for the nine months ended September 30, 2019 after adjusting to a constant currency in both periods and purchase accounting adjustments of $2.1 million for the nine months ended September 30, 2019.  As a result, on a pro forma basis, net sales minus cost of sales as a percentage of net sales decreased by 2.3 pp to 40.7% in the nine months ended September 30, 2020 from 43.0% for the nine months ended September 30, 2019.

Selling, General, and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2020 was $58.1 million.  SG&A was $22.5 million in the Successor Period and $23.8 million in the 1H 2019 Predecessor Period, for a combined $46.3 million in the nine months ended September 30, 2019.  SG&A expenses increased $11.8 million or 25.5% due to $1.2 million of costs associated with the Warrant Exchange, severance costs, non-cash equity compensation costs, increased support of growth initiatives, and increased costs associated with being a public company.  Pro forma SG&A expenses increased by $15.6 million, or 36.2%, to $58.7 million in the nine months ended September 30, 2020 from $43.1 million for the nine months ended September 30, 2019 after adjusting to a constant currency in both periods.  As a percentage of pro forma net sales, pro forma SG&A increased to 28.1% in the nine months ended September 30, 2020 from 21.7% in the nine months ended September 30, 2019 on a constant currency basis.

Transaction Costs

We incurred transaction costs related to the Ranpak Business Combination of approximately $0.3 million in the Successor Period and $7.4 million in the 1H 2019 Predecessor Period for a combined $7.7 million. All of these costs were related to the Ranpak Business Combination.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2020 were $22.9 million.  Depreciation and amortization expenses were $13.3 million in the Successor Period and $17.7 million in the 1H 2019 Predecessor Period, for a combined $31.0 million in the nine months ended September 30, 2019.  Depreciation and amortization expenses decreased $8.1 million, or 26.1% due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates.  Pro forma depreciation and amortization expenses decreased by $7.7 million, or 25.0%, to $23.1 million in the nine months ended September 30, 2020 from $30.8 million for the nine months ended September 30, 2019 on a constant currency basis.  As a percentage of pro forma net sales, pro forma depreciation and amortization expenses decreased to 11.1% in the nine months ended September 30, 2020 from 15.5% in the nine months ended September 30, 2019 on a constant currency basis.

Other Operating Expense, Net

Other operating expense, net for the nine months ended September 30, 2020 was $2.9 million. Other operating expense, net was $0.8 million in the Successor Period and $2.2 million in the 1H 2019 Predecessor Period, for a combined $3.0 million in the nine months ended September 30, 2019, nearly flat to the current year.  Pro forma other operating expense, net, was $3.2 million in the nine months ended September 30, 2020 compared to $3.6 million for the nine months ended September 30, 2019 on a constant currency basis.  As a percentage of pro forma net sales, pro forma other operating expense, net, decreased to 1.5% in the nine months ended September 30, 2020 from 1.8% in the nine months ended September 30, 2019 on a constant currency basis.

Interest Expense

Interest expense for the nine months ended September 30, 2020 was $16.6 million.  Interest expense was $17.5 million in the Successor Period and $20.2 million in the 1H 2019 Predecessor Period, for a combined $37.7 million in the nine months ended September 30, 2019.  Interest expense decreased $21.1 million, or 56.0%.  Interest expense decreased due to decreased debt levels and lower interest rates, as well as transaction-related expenses in June 2019, which included a write-off of deferred financing fees and the termination of an interest rate swap.  Pro forma interest expense decreased by $9.5 million, or 36.4%, to $16.6 million in the nine months ended September 30, 2020 compared to $26.1 million for the nine months ended September 30, 2019 on a constant currency basis.  As a percentage of pro forma net sales, pro forma interest expense decreased to 8.0% in the nine months ended September 30, 2020 from 13.2% in the nine months ended September 30, 2019.

Foreign Currency (Gain) Loss

Foreign currency loss for the nine months ended September 30, 2020 was $3.1 million.  Foreign currency gain was $1.6 million in the Successor Period and $2.2 million in the 1H 2019 Predecessor Period, for a combined gain of $3.8 million in the nine months ended September 30, 2019.  Foreign currency loss increased $6.9 million due to favorable movements in Euro exchange rates, as well as the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor periods.  Pro forma foreign currency loss was $3.1 million in the nine months ended September 30, 2020 compared to a gain of $3.8 million for the nine months ended September 30, 2019 on a constant currency basis.  As a percentage of pro forma net sales, pro forma foreign currency (gain) loss decreased to 1.5% in the nine months ended September 30, 2020 from 1.9% in the nine months ended September 30, 2019.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2020 was $1.4 million, or an effective tax rate of 7.1%.  Income tax benefit was $6.1 million in the Successor Period and $4.9 million in the 1H 2019 Predecessor Period, for a combined benefit of $11.0 million in the nine months ended September 30, 2019.  The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income between periods and discrete tax expense of $1.3 million recorded in the third quarter of 2020.  The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the United States, and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the nine months ended September 30, 2020 was $18.2 million.  Net loss was $13.9 million in the Successor Period and $19.0 million in the 1H 2019 Predecessor Period, for a combined net loss of $32.9 million in the nine months ended September 30, 2019.  Net loss decreased $14.7 million, or 44.7%.  Pro forma net loss was $18.4 million in the nine months ended September 30, 2020 compared to pro forma net loss of $9.8 million for the nine months ended September 30, 2019 on a constant currency basis.  The change was primarily due to the reasons discussed above.

EBITDA and Adjusted EBITDA

EBITDA for the nine months ended September 30, 2020 was $42.2 million compared to a combined $58.1 million in the nine months ended September 30, 2019.  Adjusting for transaction costs associated with the Ranpak Business Combination, constant currency and other one-time costs, pro forma Adjusted EBITDA for the nine months ended September 30, 2020 totaled $60.8 million, an increase of $2.4 million, or 4.1% on a constant currency basis from $58.4 million in the nine months ended September 30, 2019.

Presentation and Reconciliation of GAAP to Non-GAAP Measures

As noted above, we believe that in order to better understand the performance of the Company, providing non-GAAP financial measures to users of our financial information is helpful.  Ranpak believes presentation of these non-GAAP measures is useful because they are many of the key measures that allow management to evaluate more effectively its operating performance and compare the results of its operations from period to period and against its peers without regard to financing methods or capital structure.  Management does not consider these non-GAAP measures in isolation or as an alternative to similar financial measures determined in accordance with GAAP.  Additionally, as a result of the Ranpak Business Combination, we believe that users of our financial information will find that non-GAAP, pro forma data for the three and nine months ended September 30, 2020 is useful when comparing the current and prior periods.  The computations of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, measures of financial performance as determined in accordance with GAAP or as indicators of operating performance.

The following tables and related notes reconcile certain non-GAAP measures including the non-GAAP pro forma measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 and 2019:

	Successor
	Three Months Ended September 30, 2020
	As reported	Adjustments(6)	Pro Forma
Net revenue	$76.8	$(0.7)	$76.1
Cost of goods sold	46.6	(0.4)	46.2
Gross profit	30.2	(0.3)	29.9
Selling, general and administrative expenses	17.8	(0.1)	17.7
Depreciation and amortization expense	7.7	-	7.7
Other operating expense, net	1.9	(0.1)	1.8
Income (loss) from operations	2.8	(0.1)	2.7
Interest expense	4.9	-	4.9
Foreign currency (gain) loss	3.2	-	3.2
Loss before income tax expense	(5.3)	(0.1)	(5.4)
Income tax benefit	0.8	-	0.8
Net loss	$(6.1)	$(0.1)	(6.2)

Add(4):
Depreciation and amortization expense - COS			8.0
Depreciation and amortization expense - SG&A			7.7
Interest expense			4.9
Income tax benefit			0.8
EBITDA			15.2

Adjustments(5):
Unrealized (gain) loss translation			3.3
Constant currency			(0.2)
Non-cash impairment losses			0.7
M&A, restructuring, severance			1.2
Amortization of restricted stock units			1.7
Warrant Exchange costs			1.2
Other non-core and non-cash adjustments			0.6
Adjusted EBITDA			$23.7

	Successor
	Three Months Ended September 30, 2019
	As reported	Adjustments(6)		Pro Forma
Net revenue	$69.1	$1.3	(1)	$70.4
Cost of goods sold	39.6	(0.3)	(2)	39.3
Gross profit	29.5	1.6		31.1
Selling, general and administrative expenses	17.7	(1.9)		15.8
Depreciation and amortization expense	10.3	0.2		10.5
Other operating expense, net	0.5	0.2		0.7
Income (loss) from operations	1.0	3.1		4.1
Interest expense	9.5	0.1		9.6
Foreign currency (gain) loss	(3.2)	-		(3.2)
Loss before income tax expense	(5.3)	3.0		(2.3)
Income tax benefit	(3.7)	0.6	(3)	(3.1)
Net loss	$(1.6)	$2.4		0.8

Add(4):
Depreciation and amortization expense - COS				5.1
Depreciation and amortization expense - SG&A				10.5
Interest expense				9.6
Income tax benefit				(3.1)
EBITDA				22.9

Adjustments(5):
Unrealized (gain) loss translation				(3.2)
Non-cash impairment losses				0.4
Amortization of restricted stock units				1.6
Other non-core and non-cash adjustments				0.3
Adjusted EBITDA				$22.0

	Pro Forma
	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net revenue	$76.1	$70.4	$5.7	8.1
Cost of goods sold	46.2	39.3	6.9	17.6
Gross profit	29.9	31.1	(1.2)	(3.9)
Selling, general and administrative expenses	17.7	15.8	1.9	12.0
Depreciation and amortization expense	7.7	10.5	(2.8)	(26.7)
Other operating expense, net	1.8	0.7	1.1	157.1
Income (loss) from operations	2.7	4.1	(1.4)	(34.1)
Interest expense	4.9	9.6	(4.7)	(49.0)
Foreign currency (gain) loss	3.2	(3.2)	6.4	(200.0)
Loss before income tax expense	(5.4)	(2.3)	(3.1)	134.8
Income tax benefit	0.8	(3.1)	3.9	(125.8)
Net loss	(6.2)	0.8	(7.0)	(875.0)

Add(4):
Depreciation and amortization expense - COS	8.0	5.1	2.9	56.9
Depreciation and amortization expense - SG&A	7.7	10.5	(2.8)	(26.7)
Interest expense	4.9	9.6	(4.7)	(49.0)
Income tax benefit	0.8	(3.1)	3.9	(125.8)
EBITDA	15.2	22.9	(7.7)	(33.6)

Adjustments(5):
Unrealized (gain) loss translation	3.3	(3.2)	6.5	(203.1)
Constant currency	(0.2)	-	(0.2)	―
Non-cash impairment losses	0.7	0.4	0.3	75.0
M&A, restructuring, severance	1.2	-	1.2	―
Amortization of restricted stock units	1.7	1.6	0.1	6.2
Warrant Exchange costs	1.2	-	1.2	―
Other non-core and non-cash adjustments	0.6	0.3	0.3	100.0
Adjusted EBITDA	$23.7	$22.0	$1.7	7.7

	Successor
	Nine Months Ended September 30, 2020
	As reported	Adjustments(6)	Pro Forma
Net revenue	$206.3	$2.4	$208.7
Cost of goods sold	122.3	1.4	123.7
Gross profit	84.0	1.0	85.0
Selling, general and administrative expenses	58.1	0.6	58.7
Depreciation and amortization expense	22.9	0.2	23.1
Other operating expense, net	2.9	0.3	3.2
Income (loss) from operations	0.1	(0.1)	-
Interest expense	16.6	-	16.6
Foreign currency (gain) loss	3.1	-	3.1
Loss before income tax expense	(19.6)	(0.1)	(19.7)
Income tax benefit	(1.4)	0.1	(1.3)
Net loss	$(18.2)	$(0.2)	(18.4)

Add(4):
Depreciation and amortization expense - COS			22.4
Depreciation and amortization expense - SG&A			23.0
Interest expense			16.6
Income tax benefit			(1.4)
EBITDA			42.2

Adjustments(5):
Unrealized (gain) loss translation			3.1
Constant currency			0.4
Non-cash impairment losses			1.5
M&A, restructuring, severance			4.8
Amortization of restricted stock units			5.9
Warrant Exchange costs			1.2
Other non-core and non-cash adjustments			1.7
Adjusted EBITDA			$60.8

	Successor	Predecessor
	June 3, 2019 –	January 1, 2019
	September 30, 2019	– June 2, 2019	Nine Months Ended September 30, 2019
	As reported	As reported	Combined	Adjustments(6)		Pro Forma
Net revenue	$85.4	$106.4	$191.8	$6.4	(1)	$198.2
Cost of goods sold	52.6	61.2	113.8	(0.8)	(2)	113.0
Gross profit	32.8	45.2	78.0	7.2		85.2
Selling, general and administrative expenses	22.5	23.8	46.3	(3.2)		43.1
Transaction costs	0.3	7.4	7.7	(7.7)		-
Depreciation and amortization expense	13.3	17.7	31.0	(0.2)		30.8
Other operating expense, net	0.8	2.2	3.0	0.6		3.6
Income (loss) from operations	(4.1)	(5.9)	(10.0)	17.7		7.7
Interest expense	17.5	20.2	37.7	(11.6)		26.1
Foreign currency (gain) loss	(1.6)	(2.2)	(3.8)	-		(3.8)
Loss before income tax expense	(20.0)	(23.9)	(43.9)	29.3		(14.6)
Income tax benefit	(6.1)	(4.9)	(11.0)	6.2	(3)	(4.8)
Net loss	$(13.9)	$(19.0)	$(32.9)	$23.1		(9.8)

Add(4):
Depreciation and amortization expense - COS						15.8
Depreciation and amortization expense - SG&A						30.8
Interest expense						26.1
Income tax benefit						(4.8)
EBITDA						58.1

Adjustments(5):
Unrealized (gain) loss translation						(3.8)
Non-cash impairment losses						1.2
Amortization of restricted stock units						1.8
PE monitoring fees						0.6
Other non-core and non-cash adjustments						0.5
Adjusted EBITDA						$58.4

	Pro Forma
	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net revenue	$208.7	$198.2	$10.5	5.3
Cost of goods sold	123.7	113.0	10.7	9.5
Gross profit	85.0	85.2	(0.2)	(0.2)
Selling, general and administrative expenses	58.7	43.1	15.6	36.2
Depreciation and amortization expense	23.1	30.8	(7.7)	(25.0)
Other operating expense, net	3.2	3.6	(0.4)	(11.1)
Income (loss) from operations	-	7.7	(7.7)	(100.0)
Interest expense	16.6	26.1	(9.5)	(36.4)
Foreign currency (gain) loss	3.1	(3.8)	6.9	(181.6)
Loss before income tax expense	(19.7)	(14.6)	(5.1)	34.9
Income tax benefit	(1.3)	(4.8)	3.5	(72.9)
Net loss	(18.4)	(9.8)	(8.6)	87.8

Add(4):
Depreciation and amortization expense - COS	22.4	15.8	6.6	41.8
Depreciation and amortization expense - SG&A	23.0	30.8	(7.8)	(25.3)
Interest expense	16.6	26.1	(9.5)	(36.4)
Income tax benefit	(1.4)	(4.8)	3.4	(70.8)
EBITDA	42.2	58.1	(15.9)	(27.4)

Adjustments(5):
Unrealized (gain) loss translation	3.1	(3.8)	6.9	(181.6)
Constant currency	0.4	-	0.4	―
Non-cash impairment losses	1.5	1.2	0.3	25.0
M&A, restructuring, severance	4.8	-	4.8	―
Amortization of restricted stock units	5.9	1.8	4.1	227.8
Warrant Exchange costs	1.2	-	1.2	―
PE monitoring fees	-	0.6	(0.6)	(100.0)
Other non-core and non-cash adjustments	1.7	0.5	1.2	240.0
Adjusted EBITDA	$60.8	$58.4	$2.4	4.1
(see subsequent footnotes)

(1)	Adjust for percentage of completion revenue recognition change.
(2)	Adjust for percentage of completion revenue recognition change for cost of sales.
(3)	Adjust tax provision at 21.0% corporate rate for items adjusted above.
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

(6)	Effect of Euro constant currency adjustment to a rate of $1.15 US Dollar to €1.00 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$(0.7)	$1.2	$2.4	$2.4
Cost of goods sold	(0.4)	0.7	1.4	1.4
Gross profit	(0.3)	0.5	1.0	1.0
Selling, general and administrative expenses	(0.1)	0.3	0.6	0.5
Transaction costs	-	-	-	-
Depreciation and amortization expense	-	0.2	0.2	0.3
Other operating expense, net	(0.1)	0.2	0.3	0.3
Income (loss) from operations	(0.1)	(0.2)	(0.1)	(0.1)
Interest expense	-	0.1	-	0.1
Foreign currency loss	-	-	-	-
Loss before income tax expense	(0.1)	(0.3)	(0.1)	(0.2)
Income tax benefit	-	-	0.1	-
Net loss	$(0.1)	$(0.3)	$(0.2)	$(0.2)

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

We had $31.3 million in cash and cash equivalents as of September 30, 2020 and $19.7 million as of December 31, 2019.  We also had $426.4 million in debt, $1.6 million of which was classified as short-term, as of September 30, 2020, compared to $420.4 million in debt, $1.6 million of which was classified as short-term, as of December 31, 2019.  In December 2019, we closed a public offering of our Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down long-term debt.  At September 30, 2020, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through November 6, 2020.

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

Each of the First Lien Term Facility, and the first lien contingency term facility accrue interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00). The second lien contingency term facility accrues interest at a rate of LIBOR plus 7.50%.  No amounts have been drawn on under the second lien contingency.  The first lien term facility and first lien contingency term facility mature on the seventh anniversary of the date of the closing of the Ranpak Business Combination, June 3, 2026. The revolving facility matures on the fifth anniversary of the date of the Closing June 3, 2024. The second lien contingency term facility matures on the eighth anniversary of the date of the Closing, June 3, 2027 but was not available for us to borrow against at September 30, 2020.

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

Cash Flows

The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Successor		Predecessor
	Nine Months Ended September 30,	June 3, 2019	January 1, 2019
	2020	– September 30, 2019	– June 2, 2019
Net cash provided by (used in) operating activities	$37.8	$(0.3)	$16.7
Net cash used in investing activities	(25.5)	(648.2)	(10.8)
Net cash provided by (used in) financing activities	(1.2)	663.1	(14.4)
Effect of Exchange Rate Changes on Cash	0.5	(2.7)	1.2
Net Increase (Decrease) in Cash and Cash Equivalents	11.6	11.9	(7.3)
Cash and Cash Equivalents, beginning of period	19.7	1.7	17.5
Cash and Cash Equivalents, end of period	$31.3	$13.6	$10.2

Cash Flows Provided (Used in) by Operating Activities

Net cash provided by operating activities was $37.8 million in the nine months ended September 30, 2020.  Cash used in operating activities in the Successor Period of $0.3 million and cash provided by operating activities in the 1H 2019 Predecessor Period of $16.7 million combined for $16.4 million in cash provided by operating activities in the nine months ended September 30, 2019.  The changes in operating cash flows are due to cash earnings and increases in working capital.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $25.5 million in the nine months ended September 30, 2020.  Cash used in investing activities in the Successor Period of $648.2 million and $10.8 million in the 1H 2019 Predecessor Period combined for $659.0 million in cash used by investing activities in the nine months ended September 30, 2019.  The changes are due to cash used for the Ranpak Business Combination and capital expenditures related to our protective packaging systems.

Cash Flows Provided (Used in) by Financing Activities

Net cash used in financing activities was $1.2 million in the nine months ended September 30, 2020 and reflects payment of debt.  Net cash provided by financing activities in the Successor Period of $663.1 million and cash used in financing activities in the 1H 2019 Predecessor Period of $14.4 million combined for $648.7 million in cash provided by financing activities in the nine months ended September 30, 2019, primarily related to the debt and stock transactions relative to the Ranpak Business Combination.

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

Off-Balance Sheet Arrangements

Ranpak did not have any off-balance sheet arrangements as of September 30, 2020.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.  While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on experience and various other assumptions that we believe are reasonable under the circumstances.  All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our credit facilities.  A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $3.3 million impact on our cash interest expense for the nine months ended September 30, 2020.  We use interest rate swap agreements to manage this exposure.

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

For the nine months ended September 30, 2020, net revenue denominated in currencies other than U.S. dollars amounted to $117.7 million or 57.1% of our net revenue for the period.  Substantially all of this amount was denominated in Euro.  A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused our reported net revenue for the nine months ended September 30, 2020 to increase or decrease by approximately $11.8 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020 because of material weaknesses in our internal control over financial reporting, as described under “Item 9A. Controls and Procedures—Internal Control Over Financial Reporting” in the Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than the ongoing steps being taken to remediate the material weaknesses described under “Item 9A. Controls and Procedures—Internal Control Over Financial Reporting” in the Form 10-K, there were no changes during the nine months ended September 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements that are not historical facts, including statements about the parties, perspectives and expectations, are forward-looking statements. In addition, any statements that refer to estimates, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about: our expectations around the performance of the business; our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination; our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business; our public securities’ potential liquidity and trading; the lack of a market for our securities.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to: (1) our inability to secure a sufficient supply of paper to meet our production requirements; (2) the impact of the price of kraft paper on our results of operations;(3) our reliance on third party suppliers; (4) the COVID-19 pandemic and associated response (5) the high degree of competition in the markets in which we operate; (6) consumer sensitivity to increases in the prices of our products; (7) changes in consumer preferences with respect to paper products generally; (8) continued consolidation in the markets in which we operate; (9) the loss of significant end-users of our products or a large group of such end-users; (10) our failure to develop new products that meet our sales or margin expectations; (11) our future operating results fluctuating, failing to match performance or to meet expectations; (12) our ability to fulfill our public company obligations; and (13) other risks and uncertainties indicated from time to time in filings made with the SEC.

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

4.1

Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019

4.2

Form of Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

4.3

Warrant Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)

4.4

Amendment No. 1 to Warrant Agreement, dated as of September 3, 2020, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on September 3, 2020)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ranpak Holdings Corp.

Date:	November 6, 2020	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer