Form 10-K
period 2020-12-31
Ranpak Holdings Corp.
filed 2021-03-04
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(440) 354-4445

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PACK	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of Class A common stock, par value $0.0001 per share held by non-affiliates of the registrant was approximately $264,910,754, based on the closing sale price of $7.44 per share as reported on the New York Stock Exchange on June 30, 2020.

As of March 2, 2021, the registrant had 69,053,220 of its Class A common shares, $0.0001 par value per share, outstanding and 6,511,293 of its Class C common shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be held on May 26, 2021, are incorporated by reference into Part II and Part III of this Form 10-K.

Ranpak Holdings Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

Cautionary Notice Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K (“Report”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements.

The forward-looking statements contained in this Report and the Exhibits attached hereto are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to:

•	our inability to secure a sufficient supply of paper to meet our production requirements;
•	the impact of the price of kraft paper on our results of operations;
•	our reliance on third party suppliers;
•	the COVID-19 pandemic and associated response;
•	the high degree of competition in the markets in which we operate;
•	consumer sensitivity to increases in the prices of our products;
•	changes in consumer preferences with respect to paper products generally;
•	continued consolidation in the markets in which we operate;
•	the loss of significant end-users of our products or a large group of such end-users;
•	our failure to develop new products that meet our sales or margin expectations;
•	our future operating results fluctuating, failing to match performance or to meet expectations;
•	our ability to fulfill our public company obligations; and
•	other risks and uncertainties indicated from time to time in filings made with the Securities and Exchange Commission (the “SEC”).

PART I

Throughout this Report, when we refer to “Ranpak,” the “Company,” “we,” “our,” or “us,” we are referring to Ranpak Holdings Corp. and all of our subsidiaries, except where the context indicates otherwise.

Unless otherwise noted, references to a particular year are to our fiscal year, which corresponds to the calendar year ended or ending on December 31 of the same year.  For example, a reference to “2020” is a reference to the year ended December 31, 2020.

In November 2020, the SEC enacted changes to a number of financial disclosure requirements in Regulation S-K aiming to streamline and reduce duplicative disclosure by eliminating certain prescribed information in favor of a more principles-based approach (collectively, the “November 2020 Amendments”).  The November 2020 Amendments were published in the Federal Register on January 11, 2021 and became effective on February 10, 2021.  Under the November 2020 Amendments, we are permitted to provide disclosure consistent with the recent amendments at any time after February 10, 2021.  We have elected to provide certain disclosure consistent with the November 2020 Amendments throughout this Report.

Non-U.S. Generally Accepted Accounting Principles (“GAAP”) Information

The financial statements separate the Company’s presentation into distinct periods.  The periods before the closing of the Ranpak Business Combination (herein defined) depict the financial statements of Rack Holdings and its subsidiaries (the “Predecessor”).  The period from January 1, 2019 through June 2, 2019 is further referred to herein as the “1H 2019 Predecessor Period.”  All periods subsequent to June 3, 2019 after the consummation of the Ranpak Business Combination depict the financial statements of the Company, including the consolidation of One Madison Corporation with Rack Holdings (the “Successor”).  As a result of the application of the acquisition method of accounting under the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) as of the closing of the Ranpak Business

Combination, the financial statements for the Predecessor periods and for the Successor periods are presented on a different basis of accounting and are, therefore not comparable.

Due to the Predecessor and Successor periods, for the convenience of readers, we have presented the 12-month period ended December 31, 2019 on a combined basis (reflecting simple arithmetic combination of the GAAP Predecessor and Successor Periods without further adjustment) in certain areas of this Report in order to present a meaningful comparison against the corresponding period in 2020 or 2018.

Our consolidated financial statements are prepared in accordance with U.S. GAAP.  We have, however, also disclosed below Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted EBITDA (“AEBITDA”), which are non-GAAP financial measures.  We have included EBITDA and AEBITDA because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans.  In particular, the exclusion of certain expenses in calculating EBITDA and AEBITDA can provide a useful measure for period-to-period comparisons of our primary business operations.  Accordingly, we believe that EBITDA and AEBITDA provide useful information to investors and others in understanding and evaluating the Company’s operating results in the same manner as our management and Board of Directors.

EBITDA and AEBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.  In particular, EBITDA and AEBITDA should not be viewed as substitutes for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and AEBITDA do not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	EBITDA and AEBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	AEBITDA does not consider the potentially dilutive impact of equity-based compensation;
•	EBITDA and AEBITDA do not reflect the impact of the recording or release of valuation allowances or tax payments that may represent a reduction in cash available to us;
•	AEBITDA does not take into account any restructuring and integration costs; and
•	other companies, including companies in our industry, may calculate EBITDA and AEBITDA differently, which reduces their usefulness as comparative measures.

EBITDA — EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; and depreciation and amortization.

AEBITDA — AEBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; depreciation and amortization; stock-based compensation expense; expenses related to the Ranpak Business Combination and, in certain periods, certain other one-time or non-recurring income and expense items.

We also believe that adjusting these non-GAAP measures for comparability between the Predecessor, Successor and Pro Forma periods is useful to the user of our financial statements.

ITEM 1.  BUSINESS

Our Business

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. Since its inception in 1972, Ranpak has delivered high quality protective packaging solutions, while maintaining its commitment to environmental sustainability. We differentiate ourselves by our:

•

Distinct Business Model.  Our paper-based protective packaging business utilizes a razor/razor-blade model designed to generate attractive margins that are recurring in nature through the sale of our value-added paper consumables for use exclusively in our installed base of protective packaging systems. Our business is global, with a strong presence in the U.S. and Europe along with an expanding footprint in Asia, serving end-users in approximately 50 countries across 6 continents. End-users rely on our paper consumables for use exclusively with our installed base of systems.

•

Environmentally Sustainable Product Portfolio. Through our proprietary protective packaging systems and value-added kraft paper consumables, we offer a reliable, fast, and effective suite of protective packaging solutions. Our paper packaging consumables are fiber-based, biodegradable, renewable, and curb-side recyclable to customers. Our paper packaging materials contain little or no plastic or other resin-based inputs. Additionally, a majority of our paper packaging materials are manufactured from entirely or partially recycled content and all are sourced from suppliers that are Sustainable Forestry Initiative (“SFI”) and/or Forest Stewardship Council (“FSC”) certified. We believe that preference for environmentally sustainable packaging solutions will be a key driver of growth moving forward, particularly to the extent plastics and other resin-based solutions come under increasing public scrutiny.

•

Attractive Financial Profile.  We historically have benefited from consistently strong growth in net revenue and our installed base, net revenue that is recurring in nature, attractive profit margins, and substantial free cash flow conversion. We have modest working capital requirements, which also contributes to our ability to generate strong free cash flow and further invest in the business by expanding our fleet of installed systems. Our capital expenditures per protective system and each system’s long protective useful life result in attractive payback periods and returns on invested capital. Our sales are geographically diverse, with 42.7% of our 2020 net revenue generated from end-users in North America, 47.0% generated from end-users in Europe, and 10.3% generated from end-users in Asia and other locations.

•

Diversified End-User Base.  Through our extensive distributor network and select direct sales, we have over 117,400 installed systems serving over 33,000 end-users across diversified and growing end-user markets, as of December 31, 2020. We have a full suite of paper-based protective packaging solutions to meet the needs of a variety of end-users, from small businesses to global corporations. These end-users include leading e-Commerce companies, as well as suppliers and sellers of automotive after-market parts, information technology (“IT”)/electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other products.

•

Well Established, Long-Term Distributor Relationships.  We have arrangements with over 250 distributors globally, which enable us to reach thousands of small and medium-sized end-users while maintaining an asset-light capital base and a lean sales force. We have long-term, established relationships with our distributors, as demonstrated by an average relationship of greater than 20 years with our top ten global distributors. The continuity of these relationships evidences the strength of our business model, as well as the value proposition we provide for our distributors and end-users. Furthermore, the depth and longevity of these relationships have created a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to new and existing end-users. Moreover, substantially all of our net revenue from distributors is generated by those who have agreed to sell our products exclusively and not to sell or promote our competitors’ paper-based solutions.

•

Reputation as a Reliable Leader in Comprehensive Fiber-Based Solutions.  We believe our protective packaging systems are known for their reliability, speed, and total cost effectiveness. We work hand-in-hand with our distributors or, on a selective basis, directly with some end-users to ensure that end-users obtain a solution that meets their specific needs, whether that be a single unit for a low volume end-user or a highly-customized base of hundreds of units across multiple facilities for a high-volume end-user. Furthermore, through our distributors, we strive to ensure that our end-users are consistently supplied with our paper consumables on-time and that their protective packaging systems are running with minimal downtime. Most importantly, we, either directly or with our distributors, work with end-users to examine their end-of-line operations to maximize throughput, minimize cost and reduce breakage.

•	Unique Approach to Automation. We provide end-of-line automation systems that solve two distinct challenges facing end-users of our products:
i.	Customization to place the right amount of voidfill, wrapping or cushioning in the box to reduce the total cost of ownership by reducing labor and paper costs; and
ii.

We also provide several automated box-sizing solutions and corrugated case erectors to tailor the corrugated box to the highest product to reduce voidfill needs and optimize logistics with smaller boxes.

These solutions offer numerous benefits including the reduction of shipping costs, waste, and labor, resulting in improved efficiency.

•	Multiple Drivers of Growth. We believe that our business benefits from multiple factors that will drive our future growth:
i.

Growth of E-commerce. E-commerce is a significant growth driver in our business. Approximately 34.9% of our net revenue is derived from sales to e-commerce end-users, and the overall e-commerce market demonstrated compound annual growth in the high teens from 2015 to 2019. We believe that continued global growth in e-commerce provides a significant tailwind for us.  We also believe that e-commerce activity will remain at high levels following the growth experienced during the ongoing COVID-19 pandemic.

ii.

Focus on Sustainability. Additionally, we believe both our end-users and consumers, generally, are demonstrating an increasing preference for environmentally sustainable solutions. We believe that these increasing preferences in favor of environmental sustainability will also be a significant driver of our continued growth.  We believe our investments into paper innovations help close the price gap for sustainable solutions, an important tailwind for continued growth.

iii.

Demand for Automated Solutions. Our Ranpak Automation product line provides significant improvements to end-of-line packaging speed and lower labor costs for many high-volume businesses. As businesses become more sophisticated, we believe many will look for ways to improve production efficiencies driving further demand for automated solutions.

iv.

Expansion into Retail Channel. We believe the retail channel provides a great opportunity for our existing Wrapping product line, as well as the potential to sell environmentally friendly packaging alternatives directly to consumers.

v.	Continued Product Development and Innovation. We believe our ability to consistently innovate and introduce new products will provide us with additional growth opportunities.
vi.	Geographic Expansion. Historically, geographic expansion has fueled our growth, and we believe further geographic expansion will continue to drive our future growth.
•

Keen Focus on Innovation.  We believe we are a leading innovator in packaging material, packaging systems and manufacturing technologies. Our solutions deliver automation, productivity and sustainability enhancements to our end-users’ operations. Through our robust research and development (“R&D”) pipeline, we plan to continue to improve our value proposition by rolling-out next generation products to improve performance and efficiency as well as expanding product lines adapted to continuously evolving consumer and business preferences.  In 2020, we launched an enhanced model of our FillPak Trident™ solution in our Void-Fill products.  Further, we launched a new Cushioning product, PadPak® Guardian™, in North America.  We work to respond to customer needs and develop innovative products and solutions that improve supply chain performance, reduce costs and environmental impact, and deliver value.

•

Intellectual Property.  We have a long history of continuous systems innovation and product development supported by our comprehensive patent portfolio. We have maintained an extensive patenting program since our inception for our protective packaging systems and accessories, processes and paper packaging materials. We maintain substantial trade secret knowledge regarding the utilization of our paper consumables in each model of our protective packaging systems product lines, which, together with the distributor contractual arrangements described above, prevent third-party paper from being used on our protective packaging systems. We hold over 645 U.S. and foreign patents and patent applications directed to various innovations related to our business, as well as more than 180 U.S. and foreign trademark registrations and trademark applications that protect our branding.

•

Focus on Talent and Leadership:  We have assembled a strong international team of talented, motivated inclusive and diverse employees to maintain our leadership in the industry, drive our growth and to achieve our strategic objectives. We have implemented a focused talent acquisition and development strategy to ensure our teams continue to have the right skills to execute our strategy on a global basis.  We are committed to adding exceptional talent to Ranpak and have hired strong personnel in our finance, accounting, sales, and marketing groups throughout 2020.

Our Product Lines

Our protective packaging systems are designed to be flexible and responsive to the needs of our end-users. The flexibility and breadth of our full range of systems allows us to provide our end-users with the optimal protective solution to meet their specific needs. These protective packaging solutions, which include the accompanying paper consumables, fall into four broad categories:

•

Void-Fill.  Our Void-Fill protective systems quickly and efficiently convert paper to fill empty spaces in secondary packages and protect objects, reducing object movement during shipping and potential damage sustained in transit. Our Void-Fill products accounted for 41.9% of our net revenue in 2020.

•

Cushioning.  Our Cushioning protective systems convert paper into cushioning pads by crimping paper to trap air between the layers so that objects are protected from external shocks and vibrations during shipping as well as to prevent movement of objects as they travel through the global supply chain. Our Cushioning products accounted for 42.2% of our net revenue in 2020.

•

Wrapping.  Our Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items from shock and surface damage sustained during the shipping and handling process. In addition to securely wrapping and protecting fragile items, our Wrapping systems are used to line boxes and provide separation when shipping multiple objects. Some of our Wrapping systems may also be used to provide insulation for goods that require temperatures to be controlled during transport.  Our Wrapping products accounted for 13.0% of our net revenue in 2020.

•

Automation.  Our Ranpak Automation product line is focused on highly automated, integrated systems for high-volume end-users. These systems are designed to help optimize the use of in-the-box packaging for these end-users, while fully automating their end-of-line packaging operations to improve speed and efficiency of operations. Our Ranpak Automation line enables end-users to optimize carton size to fit contents, apply glued lids to the box, and automatically place cushioning liners within boxes. Additionally, we also offer automated systems that can be used with our paper converters, which are able to identify contents of a shipment and optimize the dunnage required to safely protect items being shipped, reducing potential waste and improving protection for items being shipped.  Our Automation products accounted for 2.9% of our net revenue in 2020.

Moreover, unlike many competitive products (e.g., foam, air pillows, bubble wrap, loose fill, etc.), our paper packaging materials are fiber-based, renewable and environmentally sustainable. Our paper consumables do not include plastic or other resin-based components. Instead, they are paper-based and biodegradable, renewable, and curb-side recyclable. Additionally, all of our paper consumables sold to end-users are created from entirely or partially recycled content and the vast majority are sourced from suppliers that are SFI and/or FSC certified. Finally, our consumables ship in bulk which is efficient for customers in shipping and require less storage space than many competing products.

Our Distribution Model

We sell our paper consumable products to an established network of approximately 250 distributors worldwide who, in turn, store, market and sell our products to end-users. Moreover, substantially all of our net revenue from distributors is generated by those who have agreed to exclusivity with our products and not to sell or promote competitors’ paper-based solutions. Our sales and marketing teams, as well as our highly skilled engineers, work closely with distributors and ultimate end-users, on-site or remotely, to optimize the custom configuration and installation of our protective packaging systems at the end-user’s facility. Sales through our global distributor network accounted for 85.5% of our net revenue in 2020.

In addition, we sell our products directly to certain select end-users. In some cases, these end-users operate some of the largest, most complex and sophisticated warehouse operations into which our protective packaging systems are integrated. Our engineering and other teams also assist our direct-sale end-users in ensuring the optimal customized installation of our products at their facilities. Direct sales to end-users accounted for 14.5% of our net revenue in 2020.

Through our distributor network and our direct sales, we serve greater than 33,000 end-users including participants in e-commerce, the auto after-market, electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other markets. Our universe of end-users is diverse, with greater than 80.0% of distributor-serviced end-users generating less than $10,000 in net revenue in 2020.

Our Performance

In 2020, we generated net revenue of $298.2 million and $11.7 million of income from operations. Our revenues are geographically diverse, with 42.7% of our 2020 net revenue generated from end-users in North America, 47.0% generated from end-users in Europe, and 10.3% generated from end-users in Asia and other locations. In addition, approximately 61.0% of our net revenue in 2020 was generated from outside the United States.

We also believe, based on our performance during the ongoing COVID-19 pandemic and its macroeconomic impact, as well as the global financial crisis from 2007 to 2010, that our business is relatively resilient to economic recessions due in part to the nature of our input costs, including paper, and our ability to adjust our operations.  During the global financial crisis, declining paper costs and a reduction in our growth capital expenditures enabled us to protect profit margins and grow free cash flow despite reduced sales volume.  So far, the COVID-19 pandemic has highlighted the world economy’s growing emphasis on e-commerce and we have experienced growth in revenues and EBITDA.

Our Strategy

Our strategy for adding to our customer base includes investing in innovation, our sales force and distributor relationships across all end markets as well as expanding geographically. Beyond our leading position in paper-based Void-Fill and Cushioning protective packaging systems, we expect to also focus on other emerging applications, such as Wrapping, Automation, Cold Chain, and retail consumables, for continued growth. While still relatively small, representing 13.0% of our net revenue in 2020, our Wrapping product line expanded in 2014 through the acquisition of Geami, which provides a highly effective and environmentally friendly alternative to plastic bubble wrap, as well as an opportunity to expand our distribution channels into the retail and retail shipping segments. Although our initiative to expand into the retail channel has been delayed due to the ongoing COVID-19 pandemic, we expect to have the opportunity to increase our product line in the future to include environmentally friendly packaging materials directly for sale to customers. Our Automation solution represented only 2.9% of our net revenue in 2020, however, following its development through acquisitions and organic growth to date, we believe it will serve as a platform for expansion to better serve end-users with higher volume requirements and more sophisticated end-of-line needs. Moreover, we seek to increase our penetration with existing customers and broaden our customer base to include business segments that we have not historically served. We will also continue to identify additional product and service opportunities for our current and future end-user markets.

As the world economy works to recover from the impact of COVID-19, we look to solidify our gains in e-commerce and Void-Fill products, as well as be an integral partner in facilitating the industrial sectors return to normal operations.  We believe these factors contribute to the significant tailwinds for our growth expansion.

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

•

Grow organically.  We will continue to focus on offering innovative solutions that enable our end-users to meet their sustainability needs while growing their business, reducing their costs and mitigating the risks associated with ineffective and/or unreliable end-of-line systems. We will also continue to provide distributors with the tools to win new accounts through training programs such as our Ranpak Academy and collaboration with our sales and engineering teams. We plan on leveraging our position as a trusted provider of sustainable packaging solutions to leading e-commerce end-users and industrial business to business end-users and further align ourselves with these market leaders as they expand to new locations and geographies, as well as continue to serve small, high growth platforms. We also believe there are significant opportunities to increase penetration across end markets. We aim to grow beyond our current core applications (primarily Void-Fill and Cushioning) by expanding our existing Wrapping, Automation and retail consumable offerings into new end-markets. Finally, we believe our fiber-based wrapping systems offer a cost-competitive, environmentally friendly, and compelling alternative to plastic-based wrap and we expect them to gain share as the focus on environmental sustainability becomes increasingly ingrained in commerce.

•

Drive innovation.  We intend to maintain and extend our technological leadership, expertise and our environmentally sustainable value proposition through continuous improvement of our product and service offerings to bolster speed, improve efficacy, and decrease packing footprint, as well as by introducing new products that deliver the environmentally friendly solutions customers require for their business needs.  In 2020, we launched an enhanced model of our FillPak Trident™ solution in our Void-Fill products.  Further, we launched a new Cushioning product, PadPak® Guardian™, in North America.

•

Pursue targeted growth opportunities.  We have identified a number of potential growth opportunities, including market expansion for existing products, such as Wrapping, as well as in additional areas of focus, such as cold chain/thermal packaging, sales through the retail channel, and automation. We intend to further build out our regional capabilities and combine our local market knowledge in new or currently under-served geographies with our broad portfolio and strengths in innovation and customer service to take advantage of the burgeoning growth opportunities across the globe. For example, the Asia-Pacific region has a large, well-developed parcel shipping business, but currently represents only 10.3% of our net revenue in 2020. We believe that growing environmental awareness world-wide, combined with an increasing regulatory trend to limit the use of polymer-based foams and plastic films in many jurisdictions, present an opportunity for our paper-based protective packaging solutions in an ever-expanding number of geographies.

•

Grow via partnerships and acquisitions.  We believe that we are well-positioned to execute a growth strategy, targeting acquisitions or partnerships in our key areas of focus and adjacent business lines. We will continue to focus on growing the company through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings. We expect to focus on identifying opportunities and executing an accretive merger and acquisition (“M&A”) strategy to further solidify our position as a leader in environmentally sustainable solutions by enhancing growth in our key areas of focus and/or acquiring adjacent businesses to our product offering.

Our Products and Services

Our Business Model

We have a full suite of paper-based protective packaging solutions for end-users. These solutions are designed to ensure that our end-users’ products reach their shipping destination in a cost-effective manner with minimal breakage. Our protective packaging solutions fall into four broad categories: Void-Fill, Cushioning, Wrapping, and Automation.

We employ a “razor/razor-blade” business model with respect to the sale of our Void-Fill, Cushioning, and Wrapping solutions. Under this model, we provide our proprietary protective packaging systems to our distributors for a nominal user fee, charged on a per-unit basis. We also provide our systems directly to certain select end-users. We derive substantially all of our net revenue (over 90% in each period presented) through the sale of high-margin paper consumables that work exclusively with our protective systems. Our paper consumables are converted from raw paper through our paper conversion processes, using paper sourced and subsequently converted to our specifications as to a number of factors, including basis weight, tensile strength, directional strength, and moisture content. As our protective systems are designed to use paper consumables that meet these exacting requirements, any end-user that attempted to use another supplier’s paper on our protective systems would encounter substantial negative consequences, such as significant jamming, ineffective yield, and/or other performance deficiencies. We sell these paper consumables under the Void-Fill, Wrapping and Cushioning product lines. We also derive net revenue from user fees, charged on a per unit basis, with respect to those product lines, and from the sale of products under our Automation product line.

We retain ownership of most of our Void-Fill, Cushioning and Wrapping protective systems (other than, e.g., certain disposable Wrapping systems and FillPak® Manual). This model allows distributors and end-users access to our proprietary systems at little or no capital expense and enables us or our distributors to reclaim un- or under-utilized units for refurbishment and redeployment, which benefits us, our distributors and our end-users through increased efficiency and cost savings. As of December 31, 2020, we had an installed base of approximately 117,400 protective packaging systems.

Each protective system offered under our Void-Fill, Cushioning and Wrapping product lines is distinguished by its level of automation, the speed at which it dispenses paper consumables, the type and form of paper it consumes, and the type of protective paper or pad it produces. We believe we offer the widest variety of paper-based protective packaging systems in the industry. In contrast to some more limited product offerings of our competitors, we have numerous Void-Fill, Cushioning and Wrapping systems, and extensive options to create custom variations.

We convert the vast majority of raw paper at four U.S. and two European production facilities to create rolls and bundles of paper that integrate with our protective packaging systems and into direct or consumable products. Our systems predominantly use kraft paper of varying weights, sizes and configurations. In 2020, 53.8% of our raw paper supply consisted of 100% recycled sheet, 42.2% consisted of 100% virgin sheet, and 4.0% consisted of a blended sheet incorporating both virgin and recycled fiber. We believe we offer the widest variety of bundle, roll sizes and formats in the industry.

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

In addition, we have a customized Automation suite of products, which we market under the Ranpak Automation brand, that provides higher volume customers with a highly automated box sizing system, accurate dispensing, labor-free packing, and optimization consulting services.  Ranpak Automation customer’s purchase directly from us the automated box-sizing machines and equipment they need to optimize their end-of-line capabilities.  Often, with respect to our Automation product line, we do not retain ownership of the machines, nor do we customarily have maintenance or support obligations beyond an initial warranty period. However, the automation market is rapidly evolving and we have expanded Automation services to offer extended service within and beyond the initial warranty period, packaging line design solutions, as well as the sale of spare parts. We see this as a potential growth position as the Automation installed base expands.  To service this growth potential, Ranpak Automation opened a dedicated facility in 2020 where our equipment is manufactured and assembled in-house.

Void-Fill

We sell our Void-Fill products under the brand name FillPak®. We offer a variety of FillPak® units, each of which is designed to convert paper to fill empty spaces in secondary packages and limit object movement during the shipping process. We introduced our

FillPak® family of products in 2003 to provide an environmentally friendly solution to the growing void-fill market that arose with the explosion of e-commerce. We believe our FillPak® systems are known in the marketplace for their efficacy, speed, efficiency and reliability.

We have an installed base of approximately 68,000 FillPak® units as of December 31, 2020. In 2020, our FillPak® products generated $125.0 million in net revenue, which accounted for 41.9% of our net revenue.

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

Cushioning

We sell our Cushioning products under the brand name “PadPak®.” We offer a variety of PadPak® units, each of which provide protection for fragile objects from shocks and vibrations experienced during the shipping process. These proprietary systems convert paper into cushioning pads by crimping the paper to trap air between the layers and/or winding paper into dense discs for use in cushioning particularly heavy objects for shipping. Our PadPak® family of products was the original product offering from when our company was founded in 1972. We believe our PadPak® systems are known in the marketplace for their high level of breakage protection, low in-the-box cost, high-speed throughput and operational reliability.

We have an installed base of approximately 34,000 PadPak® units as of December 31, 2020. In 2020, our PadPak® products generated $125.7 million in net revenue, which accounted for 42.2% of our net revenue.

The primary competitors to our Cushioning product line are foam-in-place, plastic bubble on demand and other competing paper systems. We believe our PadPak® products are superior to these products for a number of reasons. First, our PadPak® product line is more environmentally friendly than foam and plastic bubble wrap, as the paper packaging material is entirely paper-based, biodegradable and curb-side recyclable for end consumers, whereas foam products are chemical- and petroleum-based. As a result, foams are not biodegradable and, in production, foam-in-place can release harmful byproducts. Also, foam-in-place, EPE/EPS foams and plastic bubble wrap are of limited recyclability. Second, we believe our PadPak® cushioning solutions absorb shocks and maintain their shape better than other packaging media, such as plastic bubble wrap, which is not well-suited for sharp or heavy products and can transmit shock to lighter weight products. Third, within an end-user’s facility, we believe our PadPak® systems require less physical space and less maintenance and are easier to handle than the toxic elements required by packaging systems like polymer-based foam-in-place. Moreover, our PadPak® systems can be deployed in greater number of configurations, at a higher level of automation, and require less facility space for material storage than bubble wrap applications, and safe storage versus hazardous chemicals like foam-in-place chemicals.

Wrapping

We sell our Wrapping products under the brand names WrapPak®, Geami®, and “ReadyRoll.” We manufacture a variety of WrapPak® and Geami® converter units. Our WrapPak® protective packaging systems crimp kraft paper into flat pads that, we believe, are highly effective in wrapping, interleaving, box-lining and cold chain applications.

Our Geami® product line is a high-end wrapping system that combines tissue paper and kraft paper which is dispensed simultaneously by Geami® converting machines. The kraft paper is die-cut at our production facilities using a proprietary process, so that when it is dispensed on-site by an end-user the paper expands into a two-dimensional ridged honeycomb. The tissue paper provides surface protection for the wrapped item and separates layers of the honeycomb to maximize its cushioning properties. The resulting Geami construction is ideal for securely wrapping household goods and other fragile items.

We have an installed base of approximately 16,000 WrapPak® units, which were predominantly Geami® converter units, as of December 31, 2020. In 2020, Wrapping products generated $38.8 million in net revenue, which accounted for 13.0% of our net revenue.  Geami® net revenue includes sale of tissue rolls in addition to kraft paper.

We offer both motorized Geami® dispensing systems and manual systems, where the operator simply pulls the paired sheets against tension to expand the die-cut kraft paper. We also offer the Geami® combination of die-cut and tissue in a disposable cardboard dispenser as well as in a Geami®-based offering to be sold directly to consumers without a dispenser in retail stores under the brand name “Ranpak ReadyRoll.” We do not set minimum annual paper consumption targets for the disposable units, as the full production cost and margin associated with the dispenser is covered with each sale.

The primary competitor to our Wrapping product lines is plastic bubble wrap. We believe our Wrapping products are superior to plastic bubble wrap for a number of reasons. First, we believe our Wrapping products are more environmentally friendly, as the paper packaging material is paper-based, curb-side recyclable and biodegradable, whereas plastic film-based wrapping products, like plastic bubble wrap, are often difficult for consumers to recycle if they are recyclable at all. Second, we believe our Wrapping solutions absorb shocks and maintain their shape better than bubble wrap, which is not well-suited for sharp or heavy products and can transmit shock to lighter weight products. Third, our Wrapping systems can be deployed in greater number of configurations, at a higher level of automation, and require less facility space for material storage than bubble wrap applications. Finally, we believe that Geami® and Ranpak ReadyRoll provide a much more elegant unboxing experience for our end-users’ customers, particularly when compared to that of plastic bubble wrap.

Automation

We sell a highly customized Automation solution under the brand name “Ranpak Automation.” Our Ranpak Automation product line is focused on designing, manufacturing, and selling highly automated, turn-key integrated box-sizing systems to high-volume end-users. We are in the process of expanding Ranpak Automation’s offering to grow the ongoing spare parts design and service business. The systems are designed to help minimize the use of in-the-box packaging for these end-users while fully automating their end-of-line operations. We acquired our Ranpak Automation product line through our acquisition of Neopack Solutions S.A.S. in 2017 (“e3neo”).

Our highly automated Ranpak Automation systems integrate devices that determine the optimal box height for the items to be shipped with a mechanism that automatically sizes the height of the box to fit the item. These systems are designed to give end-users the flexibility to make various box heights along a single production line. Moreover, our Automation systems consist of linked modular units that can easily be expanded with additional modules to meet an end-user’s changing needs.

In 2020, Ranpak Automation generated $8.7 million in net revenue, which accounted for 2.9% of our net revenue.

Unlike our Void-Fill, Cushioning and Wrapping systems, we currently design and sell our Automation systems outright to our customers, and derive net revenue from our Automation products by designing, manufacturing, installing and servicing Automation systems at end-user facilities. Accordingly, our current business model for our Automation product line involves the direct or indirect sale of highly customized systems, designed on the basis of our consultancy and product engineering expertise.

We believe the growing operational, through-put requirements and a tight labor market experienced by medium- and large-scale e-commerce retailers will increase the demand for highly automated end-of-line systems. Accordingly, we expect our Automation business model and product offerings, as well as those of our competitors, to evolve rapidly within the next several years as the market continues to develop and we address the growing needs of our end-users.

We believe our Automation product line is superior to its competition for a number of reasons. First, in our view, our Automation systems can typically operate at a higher speed than comparable products, resulting in a higher through-put for end-users. Second, our Automation systems typically require less floor space for installation and operation in an end-user’s facility. Third, we believe our Automation systems provide end-users with greater flexibility than our competitors’ products, in terms of the high level of customization and the ease of expansion through the addition of new modules.  Finally, we believe that we provide customers with a comprehensive and optimal end-of-line automated packaging solution, rather than just selling a product.

Industry

Although the macroeconomic effects of COVID-19 are not yet fully known, our relevant addressable market of the broader global protective packaging industry is an estimated $8.8 billion in 2021 and growing. The global protective packaging industry is fragmented and competitive with market leaders accounting for a relatively small share of the market. This fragmentation is due primarily to the variety of product types and the myriad of applications in which they are used around the world.

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

The protective packaging industry is characterized by a diversity of applications and end markets, within both the industrial and consumer segments. Historically, growth in the protective packaging industry has been positively impacted by trends such as expedited delivery of individualized packages, globalization of the supply chain, and increased focus on efficiency and reduced shipping costs. We believe more recent and future growth drivers include further expansion of e-commerce activity, increased customization of protective packaging systems in markets such as electronics, and increased demand for environmentally friendly protective packaging. Moreover, in our view, those markets most closely linked to e-commerce and/or sustainable packaging are those best positioned for growth in the future.

Our Market

Our end-user market consists of any business that sells and ships products requiring random packaging. Accordingly, these end-users are highly dependent on their ability to obtain a cost-effective and efficient in-the-box packaging solution. Our end-users operate in a variety of businesses, including e-commerce, the automotive after-market, electronics, machinery/manufacturing, home goods, pharmaceuticals, retail and others.

We primarily sell our products to our distributors which, in turn, market and sell our products to our end-users. We also sell products directly to select end-users. In 2020, 85.5% of our net revenue was derived from sales to our distributors and approximately 14.5% of our net revenue was derived from sales directly to end-users.

Distributors.  We primarily sell our products to our network of over 250 distributors worldwide. These distributors vary in size and, generally, offer a broad suite of packaging and other warehousing products and services to the end-users they serve, including other protective packaging systems, such as plastic bubble wrap and air pillows. Substantially all of our net revenue from distributors is generated by those who have agreed to exclusivity with our products and not to sell or promote competitors’ paper-based solutions.  We believe that our distributors agree to these restrictions due to the exceptional value proposition our products provide to the end-users they serve.

Additionally, our distributors benefit from the collaborative approach we foster with our internal sales, engineering and marketing organization. We work with our distributors to win additional end-users of our paper-based products that the distributor, in turn, can service on an on-going basis with a broad suite of packaging equipment and supplies. Our distributors also typically address the needs of our end-users directly with respect to any ongoing protective system service needs. In order to facilitate the collaborative process, we meet with our distributors to discuss end-user needs and potential solutions, provide training programs (including through our Ranpak Academy program) for distributors that are designed to cultivate their knowledge of, and loyalty to, our brands, as well as provide the tools they need to successfully market and place our systems.

As a result of these and other efforts, we have built and maintained a well-established distributor network that is comprised primarily of long-term business relationships, as demonstrated by an average relationship greater than 20 years with our top ten global distributors. The continuity of these relationships evidences the strength of our business model, as well as the value proposition for our distributors and end-users. Furthermore, the depth and longevity of these relationships result in a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to end-users.

We believe that our distributor-based distribution model is particularly well suited to the highly fragmented nature of the protective packaging solution end-user market we seek to serve by enabling us to reach a broad range of end users across size, industry and geography while maintaining a lean internal salesforce and capital base.

We charge our distributors for the paper consumables they purchase from us to provide to end-users, as well as a user fee for each protective packaging system they obtain from us for installation with an end-user. Our distributors take possession of our systems and paper consumables at our facilities and are responsible for any transit costs incurred to ship our products to their own inventory warehouses or an end-user’s location. Moreover, distributors take responsibility to ensure that the converters are, and remain, a highly valuable asset to all the players along the value chain.

End-Users.  We have greater than 33,000 end-users located across North America, Europe, Asia, Oceania, South America, and Africa. These end-users operate in wide variety of businesses and rely on our systems for a cost-effective and efficient paper-based protective packaging solution that meets their operational and shipping needs. Our universe of end-users is diverse and historically stable, with greater than 80.0% of distributor-serviced accounts generating less than $10,000 in annual net revenue in 2020. Our end-users vary in size from extremely small specialty manufacturers or retailers to some of the largest global e-commerce companies. While most of our end-users purchase our products from our distributors, we also sell our products directly to select end-users. Direct sales to end-users accounted for approximately 14.5% of our net revenue in 2020.

E-commerce.  We believe changing consumer preferences and buying habits will drive continued e-commerce growth, both among pure-play e-commerce companies, as well as among historical brick-and-mortar companies seeking to expand their e-commerce presence. We further believe the critical necessity of brand owners to optimize supply chains and reduce capital spend drives the important trend in concentration of logistics through third-party logistics providers that in turn drives increasing needs for efficient packaging end-of-line solutions. The availability of a broader product selection on-line, faster delivery times, and increased in-store pickup options all drive significant growth in on-line sales. This expansion of e-commerce is a worldwide trend that we believe will continue to accelerate as on-line penetration grows in developed and emerging markets. The ongoing COVID-19 pandemic has demonstrated the growing macroeconomic emphasis on e-commerce in the global economy.  Although some of our e-commerce end-users are focused on the responsible reduction of their need for void-fill material more broadly, they generally require protective packaging solutions that can be integrated into their existing supply and distribution infrastructures on a low-cost and efficient basis. Most commonly, our e-commerce end-users purchase our Void-Fill solutions, but many also use our Automation, Wrapping and/or Cushioning systems. Sales to our e-commerce end-users, directly and through distributors accounted for approximately 34.9% of our net revenue in 2020.

Industrial Manufacturing.  Our industrial manufacturing end market includes end users manufacturing products utilized for tools, construction supplies, energy and utilities, chemicals, paints, and metals. We believe demand in these sectors will increase as growing populations and expanding middle classes in developing countries generate more disposable income. Higher demand for advanced machines spurs increased spending on tools and robotics while higher demand for housing, infrastructure and commercial buildings benefits the tools and construction supplies sectors.  Sales to industrial manufacturing end-users accounted for approximately 12.6% of our net revenue in 2020.

Automotive Aftermarket.  The automotive after-market is driven by the need for replacement parts as automobiles age, as well as by the desire of consumers to customize vehicles to enhance performance and improve aesthetics. Increasing average age of vehicles and digitalization of component delivery sales and services, along with the advent of on-line portals distributing after-market components is expected to contribute to the continued growth of the automotive after-market industry. Our automotive after-market end-users require protective packaging solutions that have strong protective qualities, as the products they ship are often heavy, require greater care in handling, and have a higher individual per-unit value. Accordingly, these end-users most commonly purchase our Cushioning solutions. Our packaging solutions are typically designed to integrate into these end-users’ existing industrial processes for the production and distribution of automotive parts. Sales to our automotive after-market end-users accounted for approximately 9.9% of our net revenue in 2020.

Electronics.  Widespread product innovation combined with an expanding working population, a corresponding growth in household formation and disposable incomes are key factors contributing to the growth of the global consumer electronics market. Thriving demand for smartphones across the globe and the miniaturization of electronic devices are additional factors boosting growth in the global consumer electronics market. We believe this demand for electronics will continue to grow as innovation, such as the Internet-of-Things and voice-connected devices, drives increased demand for the latest electronics hardware. Our electronics end-users customarily sell products such as computer hardware and electronics that are often already securely packaged in primary packages by the manufacturer and, as a result, require less robust protective packaging systems from us. Sales to our electronics end-users accounted for approximately 7.6% of our net revenue in 2020.

Industrial Machinery.  We believe demand for industrial machinery and equipment used in sectors such as agriculture, construction, mining, packaging, and food processing will increase as economies expand, thus requiring additional infrastructure spend as well as increasing the need to feed growing middle-class populations across the globe. Sales to our machinery end-users accounted for approximately 6.1% of our net revenue in 2020.

Other.  Our end-users also operate in many other industries, including Warehousing (5.2% of net revenue in 2020), Home Furnishings (4.2%), Printing and Business Services (3.1%), and other various industries (16.4%).

Our Sales, Marketing, and Distribution

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

As of December 31, 2020, we employed 80 sales, marketing and customer service personnel in the United States; 94 sales, marketing and customer service personnel in Europe; and 23 sales, marketing and customer service personnel in Asia.

Our Manufacturing and Assembly Processes

We manufacture and assemble proprietary protective systems that convert kraft paper into a broad range of packaging and cushioning products to address our customers’ needs. Our objective is to leverage our scale to achieve purchasing efficiencies and reduce our total delivered cost across our regions. We do this while adhering to strategic performance metrics and stringent purchasing practices. All four of our U.S. sites and both of our European sites renewed their certification under ISO 9001:2015 standards in 2019.  The certification expires in 2021, however, is anticipated to be renewed.

We purchase the components for our protective packaging systems, as well as certain assembled systems, from a variety of well-established international design and manufacturing partners. We then assemble certain proprietary protective systems at our in-house facilities, employing highly skilled machine assembly teams. We also outsource the manufacture and assembly of a number of our proprietary protective systems to third-party manufacturing partners to be built in accordance with our design specifications, with a majority originating from China. We hold our suppliers to strict quality standards, and periodically conduct in-person audits of their facilities. With respect to our Ranpak Automation product line, the products are designed and manufactured at our in-house facilities or external contractors before installation at a customer’s facility. In 2020, we completed a facility dedicated solely to Ranpak Automation in Kerkrade, the Netherlands, located approximately three miles from our Heerlen location, to enhance our production capacity in our Automation business. We believe this state-of-the-art facility substantially increases our manufacturing and R&D capabilities, as well as provides a showroom for potential customers to see our extensive Automation product line.  As our Automation business expands globally, we believe the Kerkrade facility can serve as a blueprint for adding other potential Automation facilities, including in North America.

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

Our Paper Suppliers

We purchase both 100% virgin and 100% recycled kraft paper, as well as blends of materials recycled from post-consumer waste, from various suppliers for conversion into the paper consumables we sell. Before we determine to purchase paper from any supplier, the supplier must undergo a qualification process to ensure that its product meets our exacting requirements. This qualification process involves an evaluation of the physical specifications of the potential supply source, as well as extensive testing for the paper’s convertibility – on the fan-folding, rewinding and die-cutting raw paper converters in our facilities – and in the protective packaging systems we place with our end-users. All of our paper is sourced from suppliers that are SFI and/or FSC certified. Once a supplier is qualified, we purchase large rolls of kraft paper from that supplier for integration into our existing supply and production chain. The paper rolls are converted at our facilities before sale to our distributors and direct end-users for use with our Void-Fill, Cushioning and Wrapping protective systems.

In 2020, we purchased paper from approximately 22 paper suppliers and our largest single source of paper supplies sold us approximately 44.9% of the paper supplies purchased in North America. While the cost of paper supplies is our largest input cost, we negotiate supply and pricing arrangements with most of our paper suppliers annually, many of which we have long-standing relationships with, which helps us mitigate shorter term fluctuations in paper cost.

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

Companies in the protective packaging industry employ a variety of strategies to gain market share and compete. We are one of the few suppliers offering a full suite of fiber-based renewable protective packaging solutions to a diversified set of end markets on a global basis. Our “in-the-box” protective packaging solutions serve to minimize movement of products in a box and provide cushioning or bracing, which minimize damage. Most frequent competing products are air pillows, bubble wrap, foam-in-place, loose-fill and other fiber-based solutions. We believe fiber-based solutions are the most versatile option used for a wide variety of products in various end markets (electronics, automotive, e-commerce) and is the preferred environmentally friendly solution. Competition for most of our packaging products is based primarily on packaging product quality (reliability and durability), breakage protection, service, price, speed/throughput, environmental sustainability, and company reputation. Since competition is also based upon innovations in packaging technology, we maintain ongoing R&D programs to enable us to maintain technological leadership. We protect our investments in improving technology through maintaining a comprehensive patenting program and aggressively pursue infringers of our patented technology, features, and processes.

We compete with companies producing competing products that are well-established, have significant scale, and have a broad product offering. There are other manufacturers of protective packaging products, some of which are companies offering similar products that operate across regions and others that operate in a single region or single country. Our primary competitors include Sealed Air Product Care Division, Pregis (FP International/Easypack), Intertape Polymer Group (IPG), Storopack and Sprick. Most competing manufacturers offer multi-substrate solutions including foam, loose-fill, plastic air pillows, and plastic bubble wrap in addition to a fiber-based offering. We believe we are the only major “in-the-box” protective packaging specialist that has a focus on a single environmentally friendly substrate (i.e., fiber) which enables us to have a best in class product offering as well as the credibility with customers that we are truly devoted to seeking environmentally sustainable solutions. We believe that we are one of the leading suppliers of fiber-based packaging materials and related systems in the principal geographic areas in which we offer those products. Additionally, due to internal technology development investments and the acquisition of the Ranpak Automation product line in 2017, we believe we are a leader in automated void reduction systems technology. Our Automation segment designs, manufactures, and sells automated box sizing equipment and provides turn-key end-of-line solutions to our customers.

Human Capital Resources

As of December 31, 2020, we had 645 employees worldwide, 264 of whom were located in the United States.  We have 153 of our employees located in Europe who are covered by collective bargaining agreements.

We are proud to count men and women of all races and ethnicities as members of our Board of Directors, management team, and employee workforce.  In 2020, we joined The Board Challenge as a Charter Pledge Partner.  The Board Challenge is an initiative to improve diverse representation in corporate U.S. boardrooms.  As a Charter Pledge Partner, we acknowledge that we already have diversity in our boardroom and pledge to use our resources to accelerate change within other companies.  We are a global organization that values life experiences, ideas, and cultures that each of our employees bring to Ranpak, striving to create an atmosphere of acceptance and respect, facilitating an encouraging environment, and helping employees attain professional and educational goals.  We strive to maintain an active dialogue with our employees and provide employees a comprehensive benefits package including competitive wages, medical, life, and accident insurance, incentive bonus programs, and a 401(k) plan with an employer matching contribution.  We have departmental budgets set aside for training and also provide a tuition reimbursement program for employees seeking bachelors or masters degrees.  Certain employees are also eligible for stock-based compensation programs that are designed to encourage long-term performance aligned with Company objectives.

Our Intellectual Property

Our intellectual property provides a strong competitive advantage. We own or license over 645 U.S. and foreign patents and patent applications directed to various innovations related to packaging machines, stock material, packaging processes, and packaging products, as well as more than 180 U.S. and foreign trademark registrations and trademark applications that protect our branding of our packaging products, services, and equipment. We continue to innovate and advance that competitive advantage. We have filed an average of approximately 25 U.S. and foreign patent applications per year over the past 10 years. We are also vigilant in protecting our intellectual property, by monitoring competitor activity, providing notice to potential infringers, and bringing litigation whenever and wherever necessary and appropriate.

Seasonality

Ranpak estimates that approximately 34.9% of its net revenue in 2020, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter.  Ranpak’s results tend to follow similar patterns, with the highest net revenue typically recorded in its fourth fiscal quarter and the slowest sales in its first fiscal quarter of each fiscal year.  Ranpak expects this seasonality to continue in the future, as a result of which its results of operations between fiscal quarters in a given year may not be directly comparable.

Governmental Regulation

Federal, State, Local, and International Regulations

We are required to comply with numerous laws and regulations covering areas such as workplace health and safety, data privacy and protection, labor and employment. We monitor changes in these laws to maintain compliance with applicable requirements.  Compliance with, or liability under, these laws and regulations may require us to incur significant costs and have a material adverse effect on our capital expenditures, earnings, and competitive position.

Environmental Matters

We are subject to a number of federal, state, local and international environmental-related health and safety laws and regulations that govern, among other things, the manufacture and assembly of our products; the discharge or pollutants into the air, soil and water; the use, handling, transportation, storage and disposals of hazardous materials; and environmental remediation or reclamation activities. We are required to hold various permits to conduct our operations. Compliance with, or liability under, these laws, regulations and permits can require us to incur significant costs and have a material adverse effect on our capital expenditures, earnings, and competitive position.

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

Corporate Information

We are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “PACK.”  Our corporate headquarters is located at 7990 Auburn Road, Concord Township, Ohio 44077.  Our telephone number is (440) 354-4445.  We maintain a website at www.ranpak.com. We make available, free of charge, on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available at the SEC’s website, www.sec.gov. Apart from SEC filings, we also use our website to publish information which may be important to investors, such as analyst and investor presentations.  Any information on our website or obtained through our website is not part of this Report.

ITEM 1A.  RISK FACTORS

Summary Risk Factors

Our business faces significant risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Report. We may be subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this Report. Some of the more significant risks relating to our business include:

•	The COVID-19 pandemic has impacted our business and could in the future materially and adversely affect our business.
•	We may be unable to secure a sufficient supply of paper to meet our production requirements given the limited number of suppliers that produce paper suitable for our products.
•	Paper pricing may negatively impact our results of operations, including our profit margins, and financial condition.
•

If significant tariffs or other restrictions are placed on the import of Chinese goods, or if China places tariffs or other restrictions on the import of U.S. goods, our business, financial condition or results of operations may be materially adversely affected.

•	We rely on third-party distributors to store, sell, market, service and distribute our products.
•	We are dependent upon certain key personnel.
•	Our level of outstanding indebtedness could adversely affect our financial condition and ability to fulfill our obligations.

•	Certain of our stockholders, including JS Capital, own a significant portion of the outstanding voting stock of the Company.
•	The price for our securities may be volatile.
•

Our business is exposed to risks associated with our reliance on third-party suppliers to provide both the components used in our protective packaging systems as well as certain fully assembled protective packaging systems.

•	Unfavorable end-user responses to price increases could have a material adverse impact on our business, results of operations and financial condition.
•	Continued consolidation in sectors in which many of our end-users operate may adversely affect our business, financial condition or results of operations.
•	Our efforts to expand beyond our core product offerings and into adjacent markets may not succeed and could adversely impact our business, financial condition or results of operations.
•	The global nature of our operations exposes us to numerous risks that could materially adversely affect our financial condition or results of operations.
•	Fluctuations between foreign currencies and the U.S. dollar could materially impact our consolidated financial condition or results of operations.
•	We are subject to a variety of environmental and product registration laws that expose us to potential financial liability and increased operating costs.
•

If we are not able to protect or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing their products in a manner that capitalizes on our trademarks, and this loss of a competitive advantage may have a material adverse effect on our business, financial position or results of operations.

•	Our acquisition and integration of businesses could adversely affect our business, financial condition or results of operations.
•	Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.
•

Our annual effective income tax rate can change materially as a result of changes in our mix of U.S. and foreign earnings and other factors, including changes in tax laws and changes made by regulatory authorities.

•	The full realization of our deferred tax assets may be affected by a number of factors, including earnings in the United States.
•

We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect on our business, consolidated financial condition or results of operations.

•	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
•

We may be required to take write-downs or write-offs, restructuring and impairment or other charges in connection with the business combination that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

•	Our debt financing may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
•	We may be unable to obtain additional financing to fund our operations or growth.
•

Provisions in our organizational documents may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Risks Related to Our Business

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

Similarly, as a result of the COVID-19 pandemic and measures taken in response to it, our suppliers and vendors may not have the materials, capacity, or capability to enable the manufacture of the parts we use to assemble our packaging machines or the paper we convert into packaging consumables. To date, we experienced delays in obtaining certain supplies used in the assembly of our packaging machines that we source from China.  While these delays have not resulted in our inability to deliver packaging machines to any of our distributors or end-users, to the extent they continue, or other of our suppliers or vendors are unable to provide us with the supplies we need according to our schedule and specifications, we may need to seek alternate suppliers or vendors, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our distributors or end-users, each of which would affect our results of operations. Additionally, restrictions or disruptions in transportation logistics, such as reduced availability of sea or ground transport, port closures and increased border controls or closures, may result in delays and could result in higher costs, either of which could harm our profitability, make our products less competitive, or cause our distributors or end-users to seek alternative suppliers.

Additionally, social distancing and similar measures adopted in many jurisdictions around the world have impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations have been delayed, which could have a material adverse effect on our business, results of operations, and financial condition.

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

A limited number of paper mills produce paper that is suitable for use in our products in the markets in which we operate, and if they fail, experience interruptions in service, or are otherwise unable or unwilling to fill our purchase orders, we may not be able to produce enough of our paper consumables to meet our own production requirements. In addition, there are several grades or types of paper that we use in our products that we obtain from a single source due to the specificity of our requirements and limitations in the available paper products in a given market. For example, in 2020, we purchased approximately 44.9% of our raw paper requirements in North America from a single supplier, WestRock Company (“WestRock”). Increasing consolidation among our suppliers or the paper supply market more broadly may increase our reliance on existing suppliers or impact our ability to obtain alternative suppliers, if necessary.

If WestRock or one of our other major suppliers of paper in any of the markets in which we operate, fails or experiences an interruption or delay in service, there may be short-term or long-term disruption in our ability to secure paper from qualified sources and we may not have enough inventory to maintain our production schedule or continue to provide paper consumables to our distributors and end-users on a timely basis, or at all. For example, at most of our facilities, quantities of raw paper stored on-site represent approximately five days of paper consumables production at such facilities due to cost savings and storage limitations. Any such failure, interruption or delay may result in on-site paper storage at our paper consumable production facilities being depleted and, as a result, a reduction in the volume of production and sales of our paper consumables, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our business is exposed to risks associated with our reliance on third-party suppliers to provide both the components used in our protective packaging systems as well as certain fully assembled protective packaging systems.

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

•	the risk that our suppliers will fail, or will no longer be able to provide the components which we use to produce our protective packaging systems;
•	the risk that our suppliers will not be able to meet an increase in demand for the components which we use to produce our protective packaging systems;
•	the risk that our suppliers’ costs will increase, and that they will increase the prices of components or fully assembled protective packaging systems;
•	the risk that suppliers of fully assembled protective packaging systems will increase their prices or will no longer be able to provide us with protective packaging systems; and
•

the risk that our suppliers in China will be subject to increased trade barriers as a result of U.S.-Chinese trade measures, and such trade barriers will increase the costs of these components and systems or negatively impact our ability to purchase these components and systems.

For example, since the outbreak of the ongoing COVID-19 pandemic, we have experienced delays in the supply of certain components used in the assembly of certain of our protective packaging systems. Should these delays continue or should our supply of such components be interrupted, our business and results of operations may be adversely affected.

In addition, some of our third-party suppliers for components and fully assembled systems, including certain suppliers impacted by the ongoing coronavirus outbreak, represent our only source for such products. If we are unable to continue to purchase such components and systems from such suppliers, we may face additional costs or delays, or be unable to obtain similar components and systems. These and other factors may have a material adverse effect on our business, results of operation or financial condition.

Demand for our products could be adversely affected by changes in end-user or consumer preferences, which could have a material adverse effect on our business, financial condition or results of operations.

Our net revenue depends primarily on the volume of purchases by our end-users in the e-commerce industry and other industries it serves. End-user preferences for packaging formats, as well as the preferences of our end-users, can influence net revenue. Changes in these preferences, as well as changes in consumer behavior generally, could negatively impact demand for our products which could have a material adverse effect on our business, financial condition or results of operations.

Moreover, we position ourselves in the protective packaging market as the leading environmentally sustainable protective packaging solutions provider. Although we believe a market and consumer preference for environmentally sustainable solutions is a trend that is likely to continue, there is no guarantee that it will do so or that we will benefit from the continuing trend. If the current trend in favor of environmental sustainability does not continue, diminishes, or shifts away from paper and fiber-based products, demand for our products could decrease, which could have an adverse impact on our business or results of operations, including through reduced net revenue and a subsequent decrease in gross margin and earnings. Additionally, the advent of emerging or improved technologies, such as the potential widespread availability of lower cost bio-plastics or increased recyclability of resin-based packaging solutions, could satisfy market and consumer demand for environmentally sustainable packaging solutions and negatively impact our business, financial condition or results of operations even if the current trend in favor of environmentally sustainable solutions continues.

Continued consolidation in sectors in which many of our end-users operate may adversely affect our business, financial condition or results of operations.

Many of the sectors in which many of our end-users operate, such as the e-commerce, automotive after-market, electronics, machinery and home goods markets, have been consolidating in recent years, and this trend may continue. Because our business relies on integrating our protective packaging systems into end-users’ existing operations and generating revenue through the sale of our paper consumables, increased consolidation may have an adverse impact on our or our distributors’ ability to attract additional end-users or retain existing end-users, or on the pricing of our products and services, which could in turn adversely affect our business, financial condition or results of operations.

The loss of end-users, particularly our e-commerce end-users, or a reduction in their production requirements, could have a significant adverse impact on our net revenue and profitability.

Although we have a diverse base of end-users, the loss of significant end-users or a large group of end-users, or a reduction in their production requirements, could have an adverse effect on our net revenue and, depending on the magnitude of the loss or reduction, our financial condition or results of operations. There can be no assurance that our existing end-user relationships will continue or be renewed at the same level of production, or at all, in the future.

In particular, a number of our e-commerce end-users that currently use our paper consumables for void-fill, cushioning or wrapping have established internal goals or initiatives relating to reducing the quantity of consumables that they utilize in their product packaging as part of environmental responsibility initiatives. If these end-users achieve their goals or if additional end-users pursue similar initiatives, they may require a reduced quantity of our paper consumables for protective packaging of their products. The loss of any e- commerce end-users, or a reduction in their purchasing levels, could have a material adverse effect on our business, financial condition or results of operations.

Our investments in R&D may not yield the results expected.

In order to compete in the protective packaging market, we must, among other things, adapt to changing consumer preferences and a competitive market through technological innovation. As a result of technological innovation as well as changing consumer preferences, new products can become standardized rapidly, leading to more intense competition and ongoing price erosion. In order to maintain our competitive advantage, we have invested, and will continue to invest, in R&D of new products and technologies. However, these investments may not yield the innovation or results expected on a timely basis, or at all, and any resulting technological innovations may not lead to successful new products or otherwise improve our performance and competitive advantage. Furthermore, our competitors may develop new products that are better suited to meet consumer demands, may develop and introduce such products before we are able to do so or may otherwise negatively impact the success of our new products, any of which could have a material adverse impact on our business, financial condition or results of operations.

The global nature of our operations exposes us to numerous risks that could materially adversely affect our financial condition or results of operations.

We maintain production facilities in three countries and territories, and our products are distributed to approximately 50 countries and territories around the world. A substantial portion of our operations are located outside of the United States and 61.0% of our 2020 revenue was generated outside of the United States. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. and European operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact our cash flows or operations in those areas. Risks inherent in our international operations include:

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
•

political, social, legal and economic instability, civil unrest, war, catastrophic events, acts of terrorism, and widespread outbreaks of infectious diseases. including the ongoing COVID-19 pandemic; and

•

compliance with data protection and privacy regulations in many of the countries in which we operate, including the General Data Protection Regulation (“GDPR”) in the EU which has been in effect since May 2018. Under this regulation, our collection, processing storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches.

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

A disruption in operations at one or more of our assembly and distribution facilities, or those of our suppliers, could have a material adverse effect on our business or operations. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, outbreaks of infectious diseases, including the ongoing COVID-19 pandemic, strikes or other labor unrest, transportation interruption, government regulation, contractual disputes, political unrest or terrorism. For example, we operate in leased facilities in Reno, Nevada, Raleigh, North Carolina, Kansas City, Missouri, and Nyrany, Czech Republic. If we are unable to renew leases at existing facilities on favorable terms or to relocate our operations to nearby facilities in an orderly fashion upon the expiration of those leases, we could suffer interruptions in our production and significant increases in costs.

Furthermore, alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key assembly or paper converter facilities is unable to assemble our products or convert raw paper into our paper consumables, respectively, for an extended period of time, our net revenue may be reduced by the shortfall caused by the disruption and we may not be able to meet our distributors’ and end-users’ needs, which could have a material adverse effect on our business, financial condition or results of operations.

Fluctuations between foreign currencies and the U.S. dollar could materially impact our consolidated financial condition or results of operations.

Approximately 61.0% of our net revenue in 2020 was generated outside the United States. We translate net revenue and other results denominated in foreign currency into U.S. dollars for our consolidated financial statements. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to U.S. dollars. During periods of a strengthening U.S. dollar, we reported international net revenue and net earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors.

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

In Europe, most of our employees, including most of our employees in the Netherlands, are represented by either labor unions or workers councils and are covered by collective bargaining agreements that are generally renewable on an annual or bi-annual basis. In addition, as our business expands globally, we may be subject to new labor-related requirements that may impose additional requirements or costs on our business. As is the case with any negotiation, we may not be able to negotiate or renew acceptable collective bargaining agreements in such cases, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially adversely affect our business, financial condition or results of operations.

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

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. If we are unable to maintain the proprietary nature of our intellectual property, this loss of a competitive advantage could result in decreased net revenue or increased operating costs, either of which could have a material adverse effect on our business, financial condition or results of operations.

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

From time to time, we consider acquisitions that either complement or expand our existing lines of business as part of our growth strategy. We are unable to predict the size, timing and number of acquisitions we may complete, if any, in the future. Integrating acquired businesses may create substantial costs, delays or other problems for us that could adversely affect our business, financial condition or results of operations. In addition, we may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), and we also may pay fees and expenses associated with financing acquisitions to investment banks and other advisors. We may also assume the liabilities of an acquired company, there can be no assurances that all potential liabilities will be identified or known to us and any such liabilities could materially adversely impact our business and financial condition.

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

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and corporate and financing structure. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. Additional changes in tax laws could increase our overall taxes and our business, consolidated financial condition or results of operations could be adversely affected in a material way. In addition, the tax authorities in any applicable jurisdiction, including the U.S., may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities, including U.S. tax authorities, were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, consolidated financial condition or results of our operations.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges in connection with the business combination that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we conducted due diligence on Rack Holdings before we acquired it, we cannot assure you that this diligence revealed all material issues that may be present in Rack Holdings’ business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our and Rack Holdings’ control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be noncash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

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

We are an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could remain an emerging growth company for up to five years from the date of our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

The Company completed the Ranpak Business Combination on June 3, 2019. Prior to the Ranpak Business Combination, the Company was a publicly traded, blank check company and the Ranpak business was part of a private, Delaware limited partnership. As a result, the design of public company internal controls over financial reporting for the Company post-Ranpak Business Combination has required and will continue to require significant time and resources from our management and other personnel. Therefore, management was unable, without deploying an unreasonable level of resources, to conduct an assessment of the Company’s internal control over financial reporting as of December 31, 2019.

Despite the fact that our management was unable to make a full assessment regarding internal control over financial reporting, in the course of preparing our financial statements as of and for the year ended December 31, 2019, we identified certain deficiencies in internal control over financial reporting that we believed to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Based on the determination that material weaknesses in our internal control over financial reporting existed as a result of an insufficient number of trained professionals with an appropriate level of public-company accounting knowledge, training and experience, our management concluded that our disclosure controls and procedures were ineffective. Management developed and executed a plan to remedy these material weaknesses, which were fully remediated in 2020.  There can be no guarantee that potential material weaknesses will be alleviated in the time anticipated by management. Moreover, there can be no guarantee material weaknesses, so long as they prevail, do not lead to errors in our financial statements.

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

Risk Related to Ownership of Our Securities

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of common stock in the public market could occur at any time, either pursuant to the Registration Statement on Form S-3 filed on June 13, 2019, as amended, or otherwise. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, JS Capital holds approximately 39.7% of our total outstanding shares. Pursuant to the terms of the forward purchase agreements entered into at the time of the IPO and the reallocation agreement, the founder shares may not be transferred until the earlier to occur of (i) one year after the closing or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing, the common stock into which the founder shares convert will be released from these transfer restrictions. Additional sales of our common stock into the market may cause the market price of our common to drop significantly.  In the first quarter of 2021, our stock exceeded $15.00 for the necessary 20-day trading period, removing all applicable restrictions on our common stock.

Certain of our stockholders, including JS Capital, own a significant portion of the outstanding voting stock of the Company.

As of December 31, 2020, JS Capital holds approximately 39.7% of our total outstanding shares. As long as JS Capital owns or controls a significant percentage of outstanding voting power, JS Capital will have the ability to strongly influence all corporate actions requiring shareholder approval, including the election and removal of directors and the size of our Board of Directors, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The interests of JS Capital may not align with the interests of our other shareholders. JS Capital is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. JS Capital may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Our, Class A common stock is listed on the NYSE. We cannot guarantee that our securities will remain listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The price of our securities may be volatile.

The price of our securities can vary due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. During 2020, our Class A common shares traded between $5.94 and $13.44 per share. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. In an active market for our securities, the trading price of our securities following the business combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

Risks Related to Our Indebtedness

Our debt financing may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We are a borrower under senior secured credit facilities provided by Goldman Sachs Merchant Banking Division consisting of a $270.9 million dollar-denominated first lien term facility, a €138.6 million euro-denominated first lien term facility and a $45.0 million revolving facility. Our senior secured credit facilities, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities which may adversely affect our ability to finance capital expenditures, acquisitions, debt service requirements or to engage in new business activities or otherwise adversely affect our ability to execute our business strategy compared to our competitors who have less debt. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, such agreements restrict our ability to, among other things:

•	incur additional indebtedness, issue disqualified stock and make guarantees;
•	incur liens on assets;
•	engage in mergers or consolidations or fundamental changes;
•	sell assets;
•	pay dividends and distributions or repurchase capital stock;
•	make investments, loans and advances, including acquisitions;
•	amend organizational documents;
•	enter into certain agreements that would restrict the ability to incur liens on assets;
•	repay certain junior indebtedness;
•	enter into sale-leasebacks;
•	engage in transactions with affiliates; and
•	in the case of the direct parent holding company of the U.S. Borrower, engage in activities other than passively holding the equity interests in the U.S. Borrower.

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

General Risk Factors

We experience competition in the markets for our products and services

We compete with a number of companies that produce and/or sell similar or competing packaging products from a variety of materials. We have several foreign and domestic competitors that are well established in the protective packaging market, including some with substantially greater financial, technical and other resources than we have or broader geographic reach. Many of our existing competitors also invest substantial resources in ongoing R&D, and we anticipate increased competition as consumer preferences and other trends increase the appeal of our product areas. To the extent that our competitors introduce new products or technologies, such developments could render our products obsolete, less competitive or uneconomical.

We compete with these companies on, among other factors, the performance characteristics of our products, service, price, and the ability to develop new packaging products and solutions. Accordingly, we may not be able to maintain a competitive advantage over our competitors with respect to these or other factors, which may adversely affect our net revenue, which could have a material adverse effect on our business, results of operations or financial condition.

Unfavorable end-user responses to price increases could have a material adverse impact on our business, results of operations and financial condition.

From time to time, and especially in periods of rising paper costs, we increase the prices of our products. Significant price increases, particularly if not taken by competitors in respect of similar products, could result in lower net revenue. For instance, interruptions in paper supply may lead us to increase the price of our paper consumables while plastic-based packaging competitors would not similarly increase the price of their products, which may result in a reduction in our market share and net revenue. Such loss of end-users or lower net revenue may materially adversely affect our business, results of operations and financial condition.

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

We may seek to expand beyond our core fiber-based protective packaging systems and develop products or business strategies that have wider applications for manufacturers, end-users, or consumers. Expanding into new markets would require us to devote substantial additional resources to such expansion, and our ability to succeed in developing such products to address such markets is not certain. It is likely that we would need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable R&D expenses, in order to pursue such an expansion successfully.

Any such expansion would be subject to additional uncertainties. For example, we could encounter difficulties in attracting new end-users due to lower levels of familiarity with our brand among potential distributor partners and end-users in markets we do not currently serve. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies or new product types, and our ability to generate net revenue from our current products and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow net revenue or recover any associated development costs, our business, financial condition or results of operations could be adversely affected.

Uncertain global economic conditions have had and could continue to have an adverse effect on our financial condition or results of operations.

Uncertain global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net revenue due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, global economic downturns have adversely impacted some of our end-users, such as automotive companies, distributors, electronic manufacturers, machinery manufacturers, home goods manufacturers and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending.

During economic downturns or recessions, there can be heightened competition for net revenue and increased pressure to reduce selling prices as end-users may reduce their volume of purchases. Also, reduced availability of credit may adversely affect the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures. This could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from distributors or end-users. If we lose significant sales volume, are required to reduce our selling prices significantly or are unable to collect amounts due, there could be a negative impact on our profitability and cash flows, which could have a material adverse effect on our business, financial condition or results of operations.

Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition or results of operations.

We are subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data.

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

We are subject to the Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit us from authorizing, offering, or directly or indirectly providing improper payments or benefits to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of these third parties, our employees, representatives, contractors and agents, even if we do not explicitly authorize such activities. In addition, although we have implemented policies and procedures to ensure compliance with anticorruption and related laws, there can be no assurance that all of our employees, representatives, contractors, partners, or agents will comply with these laws at all times. Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and debarment from contracting with certain governments or other persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our brands.

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or adversely impact the value of our brands or ability to sell our products in certain jurisdictions. We could also be required to recall possibly defective products, or voluntarily do so, which could result in adverse publicity and significant expenses and reduced net revenue. Although we maintain product liability insurance coverage, potential product liabilities claims could be excluded or exceed coverage limits under the terms of our insurance policies or could result in increased costs for such coverage.

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

We rely on third-party distributors to store, sell, market, service and distribute our products.

We rely on our network of third-party distributors to store, sell (in the case of paper consumables), market, service and distribute our protective packaging systems and paper consumables to a majority of our end-users. Because we rely on third-party distributors, we are subject to a number of risks, including:

•	the risk that distributors may terminate or decline to renew their contractual relationship with us;
•	the risk that we may not be able to renew our contracts with distributors on the same contractual terms;
•	the risk that distributors, or the services that they rely on, will fail, or will be unable to deliver our protective packaging systems and paper-based products in a timely manner;
•	the risk that distributors will be otherwise unable or unwilling to sell, market, service and distribute our products to end-users at the same rate they have historically, or at all; and
•	the risk that end-users will increasingly seek to purchase consumables directly from suppliers, which would require us to alter our business model in order to accommodate direct-to-consumer sales.

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

We are subject to income and other taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations or interpretations thereof; or
•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

We may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.

We record a significant amount of goodwill and other identifiable intangible assets, including end-user relationships, trademarks and developed technologies. We test goodwill and intangible assets with indefinite useful lives for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Amortizable intangible assets are periodically reviewed for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment may result from, among other things, (i) a decrease in our expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or business climates; (vi) heightened competition; (vii) strategic decisions made in response to economic or competitive conditions; or (viii) a more- likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event that we determine that events or circumstances exist that indicate that the carrying value of goodwill or identifiable intangible assets may no longer be recoverable, we might have to recognize a non-cash impairment of goodwill or other identifiable intangible assets, which could have a material adverse effect on our consolidated financial condition or results of operations.

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

We have facilities for the assembly of our systems in Concord Township, Ohio; Heerlen, The Netherlands; and Nyrany, Czech Republic. We convert our paper consumables in Concord Township, Ohio; Kansas City, Missouri; Raleigh, North Carolina; Reno, Nevada; Heerlen, The Netherlands; and Nyrany, Czech Republic. We have a dedicated Ranpak Automation facility in Kerkrade, the Netherlands.

We also maintain sales offices in Shanghai, China; Laoshan, China; Paris, France; Tokyo, Japan; and Singapore.

The geographic dispersion of our manufacturing facilities gives us the flexibility to make our products available to our distributors and direct end-use customers at a location that is closer to their own facilities.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings, lawsuits, and claims incidental to the conduct of our business.  Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Shares are listed on the NYSE under the symbol, “PACK.”

Holders of Record

As of March 2, 2021, there were 23 holders of record of our Class A Common Shares and two holders of our Class C Common Shares. The actual number of holders is greater than the number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common shares to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements and general financial condition. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Our ability to declare dividends is limited by restrictive covenants contained within our Facilities.  Refer to Note 11 to our consolidated financial statements for further information.

Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The graph below compares the cumulative total return of our common stock from June 3, 2019 through December 31, 2020, with the comparable cumulative return of two indices, the Russell 2000 Index (“RTY”) and the Dow Jones U.S. Containers and Packaging Index (“DJUSCP”).

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

150
130
110
90
70
50
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
Ranpak
DJUSCP
RTY

ITEM 6.  SELECTED FINANCIAL DATA

On June 3, 2019, we consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, Inc. (“Rack Holdings”) pursuant to a stock purchase agreement (the “Ranpak Business Combination”). The Company (then One Madison Corporation) was deemed to be the accounting acquirer in the Ranpak Business Combination, as a result of which the Company allocated its purchase price to Rack Holdings’ assets and liabilities at fair value, which created a new basis of accounting. Until the consummation of the Ranpak Business Combination, Rack Holdings operated as a separate business holding all of the historical assets and liabilities related to our business. Except as otherwise provided herein, our financial statement presentation includes (i) the results of Rack Holdings and its subsidiaries in Predecessor periods, and (ii) the consolidated results of Rack Holdings and its subsidiaries and One Madison Corporation for Successor periods.

Pursuant to the November 2020 Amendments, we elect to provide disclosure consistent with the recent amendments to Regulation S-K, Item 301, which eliminate the requirement to provide selected financial data in comparative tabular form for each of our last five fiscal years.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and related notes set forth in Part II, Item 8, as well as the discussion included in Part I, Item 1A, “Risk Factors,” of this Report. All amounts and percentages are approximate due to rounding.

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

The forward-looking statements contained in this Report and the Exhibits attached hereto are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled, “Risk Factors” included elsewhere in this Report. Except as required by law, we are not undertaking any obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. You should not take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future. Accordingly, you should not put undue reliance on these statements.

Overview

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains.  Since our inception in 1972, we have delivered high quality protective packaging solutions, while maintaining our commitment to environmental sustainability.  We assemble our protective packaging systems and provide the systems and paper consumables to customers, which include direct end-users and our network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials.  We operate manufacturing facilities in Concord Township, Ohio; Kansas City, Missouri; Raleigh, North Carolina; and Reno, Nevada in the United States, in Heerlen and Kerkrade, the Netherlands as well as

Nyrany, Czech Republic.  In the second quarter of 2020, we opened a new production facility for our automation business in Kerkrade, the Netherlands, located approximately three miles from our Heerlen location, to enhance our production capacity in our automation business.  We also maintain sales and administrative offices in Paris, France; Laoshan, China; Shanghai, China; Tokyo, Japan; and Singapore.  We are a global business that generated approximately 61.0% of our 2020 net revenue outside of the United States.

As of December 31, 2020, we had an installed base of approximately 117.4 thousand protective packaging systems serving a diverse set of distributors and end-users.  We generated net revenue of $298.2 million in 2020.  Additionally, we generated net revenue of $163.1 million in the Successor Period and $106.4 million in the 1H 2019 Predecessor Period.

The Ranpak Business Combination

On June 3, 2019, we consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, Inc. (“Rack Holdings”) pursuant to a stock purchase agreement for consideration of $794.9 million, which reflects a post-closing adjustment of $0.7 million for net working capital and additional consideration, and €140.0 million ($160.8 million) in cash, (i) $341.5 million and €140.0 million of which, respectively, was used by the Seller to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the stock purchase agreement and (ii) the remainder of which was paid to Rack Holdings L.P. (“Seller”).

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

The Ranpak Business Combination was financed, in part, with debt of approximately $534.6 million, which became Ranpak’s direct obligation upon the consummation of the Ranpak Business Combination.  Upon the consummation of the Ranpak Business Combination on June 3, 2019, Rack Holdings’ then-existing debt, which amounted to approximately $487.6 million as of such date, was repaid in full.  In December 2019, the Company closed a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility.

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

Factors Affecting the Comparability of Our Results of Operations

The following factors may have affected the comparability of Ranpak’s results of operations between the periods presented in this Report and may affect the comparability of its results of operations in future periods.

Effect of Currency Fluctuations.  As a result of the geographic diversity of Ranpak’s operations, it is exposed to the effects of currency translation. Currency transaction exposure results when Ranpak generates net revenue in one currency at one time and incurs expenses in another currency at another time, or when it realizes gain or loss on intercompany transfers. While Ranpak seeks to limit its currency transaction exposure by matching the currencies in which it incurs sales and expenses, it may not always be able to do so.

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

Ranpak does not currently hedge its foreign currency transaction or translation exposure. As a result, significant currency fluctuations could impact the comparability of its results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact its cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”

Acquisitions.  On February 28, 2017, Ranpak acquired e3neo for total consideration of $3.3 million, including contingent consideration of $1.1 million which was paid in full in 2018, plus an earn-out opportunity, which was not earned and, in April 2020, we entered into a settlement arrangement with the former majority owner of e3neo to provide, among other things, for a payment to the earn-out counterparties in the amount of approximately $1.6 million.  All amounts were paid by the end of October 2020.  See Note 10, “Acquisition” to our consolidated financial statements included elsewhere in this Report.

In October 2020, we acquired certain amortizable intangible assets, including patents and other intellectual property, from a European manufacturer in a €1.1 million (or $1.3 million) asset acquisition transaction.  Please refer to Note 9, “Goodwill, Long-Lived, and Intangible Assets, net” to our consolidated financial statements included elsewhere in this Report for further detail.

While recent acquisitions have been relatively small, any significant future business acquisitions may impact the comparability of Ranpak’s results in future periods with those for prior periods.

Impact of the COVID-19 Pandemic.  The COVID-19 pandemic has resulted in rapid changes in market and economic conditions around the world as COVID-19 continues to spread.  We derive a significant portion of our revenue from sales of Void-Fill, Cushioning and Wrapping solutions to e-commerce end-users and demand from these end-users has been strong, offsetting reductions in demand for these products from customers in other industries.  However, social distancing and similar measures adopted in many jurisdictions around the world have impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations have been delayed.  If social distancing measures continue for an extended period of time, growth in our protective packaging system base, acquisition of new customers and sales of Automation products may be adversely affected.  We believe that these impacts are not unique to us and that our industry competitors have been impacted in a similar fashion.  We are deemed an essential business under the Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response issued by the United States Cybersecurity and Infrastructure Security Agency and pursuant to state decisions in states where our domestic production and distribution facilities are located.  We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to social distancing and other measures to promote a safe operating environment.  While we have experienced limited delays in receiving certain supplies we use to assemble our packaging systems, to date, these measures have not materially impacted the cost of producing and distributing our products, the cost and availability of raw materials and components, and we have encountered minimal disruption in our ability to fulfill customer orders.  We continue to monitor our liquidity position closely and have extended payment terms to certain of our customers when necessary, while correspondingly seeking extended terms from our key suppliers.  While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, at the time of this filing, we cannot predict the extent to which we will ultimately be impacted due to the evolving and highly uncertain nature and duration of the COVID-19 pandemic.  See “Risk Factors” located previously in this Report.  We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.

Key Performance Indicators and Other Factors Affecting Performance

Ranpak uses the following key performance indicators and monitors the following other factors to analyze its business performance, determine financial forecasts, and help develop long-term strategic plans:

Protective Packaging Systems Base — Ranpak closely tracks the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Ranpak’s installed base of protective packaging systems also drives its capital expenditure budgets.  The following table presents Ranpak’s installed base of protective packaging systems by product line as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019	Change	% Change
Protective Packaging Systems	(in thousands)
Cushioning machines	33.6	32.3	1.3	4.0
Void-fill machines	68.0	60.6	7.4	12.2
Wrapping machines	15.8	11.7	4.1	35.0
Total	117.4	104.6	12.8	12.2

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

Basis of Presentation

Net Revenue.  Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and we no longer have an obligation to transfer additional goods or services to the customer or collectability becomes probable.

We sell our paper products to end-users primarily through an established distributor network and direct sales to select end-users. Our protective packaging solutions fall into four broad categories: Void-Fill, Cushioning, Wrapping, and End-of-Line Automation. The Void-Fill protective systems convert paper to fill empty spaces in secondary packages and protect objects. The Cushioning protective systems convert paper into cushioning pads. The Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items as well as to line boxes and provide separation when shipping multiple objects. The end-of-line Automation solutions include capital equipment which can size, pad, fill, flap, lid, tape and/or label the product in an integrated fashion with the speed and flow of the customer’s packaging line.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid.

We also charge many customers a quarterly/annual fee for the use of our protective packaging systems on a per-unit basis, which is generally billed in advance, recorded as deferred revenue upon billing and subsequently recorded as net revenue on a straight-line basis when earned over the period. Net revenue also includes sales of Ranpak Automation’s highly automated box sizing system to certain higher volume customers. See Note 8, “Revenue Recognition, Contracts with Customers” to our consolidated financial statements included elsewhere in this Report.

Cost of Goods Sold.  Cost of goods sold consists primarily of raw materials, mainly paper, depreciation of protective packaging systems and salaries, wages, benefits and bonuses for employees and contractors engaged in the conversion and production of paper. For Ranpak Automation cost of sales consists of equipment components and related labor to assemble the end-of-line solutions. Costs related to systems maintenance billed to customers are recorded as cost of goods sold as incurred.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, benefits, and bonuses for sales and marketing, executive, finance and accounting, human resources and administrative employees, third-party legal, accounting and other professional services, insurance (including auto, workers’ compensation and general liability), corporate travel and entertainment and facilities rent and utilities.

Transaction Costs. Transaction costs consist primarily of one-time professional fees and costs related to acquiring a business or engaging in equity transactions that are unable to be capitalized.

Depreciation and Amortization Expense.  Depreciation and amortization expense is comprised primarily of amortization of customer and distributor relationships and to a lesser extent building and leasehold improvements. Our intangible customer and distributor relationship assets are amortized on a straight-line basis over the useful life of the asset. All of these assets reflect the valuations ascribed to them through fair value accounting in conjunction with the Ranpak’s Business Combination.  Depreciation related to production equipment and our protective packaging systems is included in cost of goods sold.

Other Operating Expense (Income), Net.  Other operating expense (income), net, includes losses on the return of equipment, mainly protective packaging systems, by customers, R&D expenses and litigation-related settlements. Returned systems are typically refurbished or disposed for salvage value.

Interest Expense.  Interest expense includes mainly the interest incurred and accrued on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees.

Foreign Currency (Gain) Loss.  Foreign currency (gain) loss consists of foreign currency remeasurement, mainly consisting of conversion gains and losses on our Euro-denominated term facility, and, to a lesser extent, transaction losses and gains. See “— Factors Affecting the Comparability of Ranpak’s Results of Operations — Effect of Currency Fluctuations” above.

Income Tax Expense (Benefit).  Income tax expense (benefit) consists mainly of taxes payable to national, state and local authorities. We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. In assessing the ability to realize deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We evaluate for uncertain tax positions at each reported balance sheet date.

Emerging Growth Company.  Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts an Emerging Growth Company (“EGC”) from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.  We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make comparison of our financial statements with another public company that is not an EGC or that is an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Results of Operations

The following tables set forth Ranpak’s results of operations for 2020, the Successor Period, and the 1H 2019 Predecessor Period, with line items presented in millions of dollars.

The Ranpak Business Combination is accounted for under the scope of business combination guidance in ASC 805.  Accordingly, the Ranpak Business Combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (see Note 10, “Acquisition”).

In addition, in our discussion below, we include certain unaudited, non-GAAP pro forma data for 2020, the Successor Period, and the 1H 2019 Predecessor Period.  This data is based on our historical financial statements included elsewhere in this Report, adjusted (where applicable) to remove the effect of costs incurred to consummate the Ranpak Business Combination, other one-time costs incurred due to the Company entering into the Ranpak Business Combination and for purchase accounting adjustments related to the Ranpak Business Combination as well as to reflect a constant currency presentation between periods for the convenience of readers.  We refer to these data as pro forma data in our discussion.  However, such pro forma data have not been prepared in accordance with Article 11 of Regulation S-X.  We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for 2020 and 2019.

Comparison of 2020 to the Successor Period and 1H 2019 Predecessor Period

	Successor				Predecessor
	Year Ended December 31,		June 3, 2019 – December 31, 2019		January 1, 2019 – June 2, 2019
	2020	% Net revenue	2019	% Net revenue	2019	% Net revenue
Net revenue	$298.2	―	$163.1	―	$106.4	―
Cost of goods sold	175.6	58.9	97.4	59.7	61.2	57.5
Gross profit	122.6	41.1	65.7	40.3	45.2	42.5
Selling, general and administrative expenses	72.5	24.3	37.7	23.1	23.8	22.4
Transaction costs	2.2	0.7	0.3	0.2	7.4	7.0
Depreciation and amortization expense	31.5	10.6	17.2	10.5	17.7	16.6
Other operating expense, net	4.7	1.6	2.4	1.5	2.2	2.1
Income (loss) from operations	11.7	3.9	8.1	5.0	(5.9)	(5.5)
Interest expense	30.2	10.1	27.3	16.7	20.2	19.0
Foreign currency (gain) loss	6.1	2.0	0.7	0.4	(2.2)	(2.1)
Loss before income tax benefit	(24.6)	(8.2)	(19.9)	(12.2)	(23.9)	(22.5)
Income tax benefit	(1.2)	(0.4)	(2.7)	(1.7)	(4.9)	(4.6)
Net loss	$(23.4)	(7.8)	$(17.2)	(10.5)	$(19.0)	(17.9)

Non-GAAP
EBITDA	$67.9		$39.2		$22.9
AEBITDA	$93.7		―		―

	Pro Forma
	Year Ended December 31,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
Net revenue	$298.9	―	$277.4	―	$21.5	7.8
Cost of goods sold	175.9	58.8	158.6	57.2	17.3	10.9
Gross profit	123.0	41.2	118.8	42.8	4.2	3.5
Selling, general and administrative expenses	72.9	24.4	55.6	20.0	17.3	31.1
Transaction costs	2.2	0.7	-	-	2.2	―
Depreciation and amortization expense	31.7	10.6	34.8	12.5	(3.1)	(8.9)
Other operating expense, net	4.7	1.6	5.0	1.8	(0.3)	(6.0)
Income (loss) from operations	11.5	3.8	23.4	8.4	(11.9)	(50.9)
Interest expense	30.1	10.1	35.9	12.9	(5.8)	(16.2)
Foreign currency (gain) loss	6.2	2.1	(1.5)	(0.5)	7.7	(513.3)
Loss before income tax benefit	(24.8)	(8.3)	(11.0)	(4.0)	(13.8)	125.5
Income tax benefit	(1.4)	(0.5)	-	-	(1.4)	―
Net loss	$(23.4)	(7.8)	$(11.0)	(4.0)	$(12.4)	112.7

Non-GAAP
EBITDA	$67.9		$84.5		$(16.6)	(19.6)
AEBITDA	$93.7		$87.3		$6.4	7.3

Net Revenue

The following table and the discussion that follows compares Ranpak’s net revenue by geographic region and by product line for 2020 and 2019 on a GAAP basis and on a non-GAAP, pro forma basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further details:

	Successor				Predecessor
	Year Ended December 31,		June 3, 2019 – December 31, 2019		January 1, 2019 – June 2, 2019
	2020	% Net revenue	2019	% Net revenue	2019	% Net revenue
North America	$127.4	42.7	$81.8	50.2	$50.1	47.1
Europe/Asia	170.8	57.3	81.3	49.8	56.3	52.9
Net revenue	$298.2	100.0	$163.1	100.0	$106.4	100.0

Cushioning machines	$125.7	42.2	$72.3	44.3	$46.4	43.6
Void-fill machines	125.0	41.9	69.1	42.4	42.7	40.1
Wrapping machines	38.8	13.0	17.6	10.8	8.8	8.3
Other	8.7	2.9	4.1	2.5	8.5	8.0
Net revenue	$298.2	100.0	$163.1	100.0	$106.4	100.0

	Pro Forma
	Year Ended December 31,
	2020	% Net revenue	2019	% Net revenue	$ Change	% Change
North America	$127.4	42.6	$132.4	47.7	$(5.0)	(3.8)
Europe/Asia	171.5	57.4	145.0	52.3	26.5	18.3
Net revenue	$298.9	100.0	$277.4	100.0	$21.5	7.8

Cushioning machines	$125.9	42.1	$125.4	45.2	$0.5	0.4
Void-fill machines	125.1	41.9	113.5	40.9	11.6	10.2
Wrapping machines	38.8	13.0	26.9	9.7	11.9	44.2
Other	9.1	3.0	11.6	4.2	(2.5)	(21.6)
Net revenue	$298.9	100.0	$277.4	100.0	$21.5	7.8

Net revenue for 2020 was $298.2 million.  Net revenue for the Successor Period was $163.1 million, and $106.4 million in the 1H 2019 Predecessor Period, for a combined $269.5 million in 2019.  Net revenue increased $28.7 million or 10.6% as a result of an increase in the volume of Ranpak’s paper consumable products of approximately 13.1 percentage points (“pp”), partially offset by a 5.2 pp decrease in the price of Ranpak’s paper consumable products and a decrease of approximately 0.6 pp in sales of automated box sizing equipment.  Net revenue on a combined basis was positively impacted by increases in cushioning, void-fill, and wrapping, partially offset by decreases in other sales.  On a combined basis, cushioning increased $7.0 million, or 5.9%, to $125.7 million from $118.7 million, void-fill increased $13.2 million, or 11.8%, to $125.0 million from $111.8 million, wrapping increased $12.4 million, or 47.0%, to $38.8 million from $26.4 million, while other sales decreased $3.9 million, or 31.0% to $8.7 million from $12.6 million, in each case for 2020 compared to 2019.  Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field.  Pro forma net revenue was $298.9 million for 2020, a $21.5 million, or 7.8%, increase on a constant currency basis from pro forma net revenue of $277.4 million for 2019 after adjusting to a constant currency in both periods and purchase accounting adjustments related to revenue recognition in 2019.

Net revenue in North America for 2020 totaled $127.4 million.  Net revenue in North America was $81.8 million in the Successor Period and $50.1 million in the 1H 2019 Predecessor Period for a combined $131.9 million in 2019.  Net revenue in North America decreased $4.5 million, or 3.4% attributable to a decline in cushioning and void-fill volumes, partially offset by an increase in wrapping sales.  Pro forma net revenue in North America was $127.4 million for 2020, a $5.0 million, or 3.8%, decrease from pro forma net revenue in North America of $132.4 million for 2019 after purchase accounting adjustments.

Net revenue in Europe/Asia for 2020 totaled $170.8 million.  Net revenue in Europe/Asia was $81.3 million in the Successor Period and $56.3 million in the 1H 2019 Predecessor Period, for a combined $137.6 million in 2019.  Net revenue in Europe/Asia increased $33.2 million or 24.1% driven primarily by growth in wrapping, void-fill, and cushioning sales.  Pro forma net revenue in Europe/Asia was $171.5 million for 2020, a $26.5 million, or 18.3%, increase from pro forma net revenue of $145.0 million for 2019 after purchase accounting adjustments and adjusting for constant currency.

Cost of Goods Sold

Cost of goods sold for 2020 totaled $175.6 million.  Cost of goods sold was $97.4 million in the Successor Period and $61.2 million in the 1H 2019 Predecessor Period, for a combined $158.6 million in 2019.  Cost of goods sold increased $17.0 million or 10.7% due to increases in sales year over year and higher depreciation expense of $7.6 million due to the Ranpak Business Combination fair value adjustments, an increase in non-recurring operating costs in automation, offset by a decrease in the price of paper.  Pro forma cost of goods sold increased by $17.3 million, or 10.9%, to $175.9 million in 2020 from $158.6 million for 2019 after adjusting to a constant currency in both periods and purchase accounting adjustments of $2.1 million for 2019.  As a result, on a pro forma basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 1.6 pp to 41.2% in 2020 from 42.8% for 2019.

Selling, General, and Administrative Expenses

SG&A expenses for 2020 was $72.5 million.  SG&A was $37.7 million in the Successor Period and $23.8 million in the 1H 2019 Predecessor Period, for a combined $61.5 million in 2019.  SG&A expenses increased $11.0 million or 17.9% due to severance costs, non-cash equity compensation costs, increased support of growth initiatives, and increased costs associated with being a public company.  Pro forma SG&A expenses increased by $17.3 million, or 31.1%, to $72.9 million in 2020 from $55.6 million for 2019 after adjusting to a constant currency in both periods.  As a percentage of pro forma net revenue, pro forma SG&A increased to 24.4% in 2020 from 20.0% in 2019 on a constant currency basis.

Transaction Costs

We incurred transaction costs of $2.2 million associated with the Warrant Exchange and other transactions in 2020.  We incurred approximately $0.3 million in the Successor Period and $7.4 million in the 1H 2019 Predecessor Period for a combined $7.7 million associated with the Ranpak Business Combination.

Depreciation and Amortization

Depreciation and amortization expenses for 2020 were $31.5 million.  Depreciation and amortization expenses were $17.2 million in the Successor Period and $17.7 million in the 1H 2019 Predecessor Period, for a combined $34.9 million in 2019.  Depreciation and amortization expenses decreased $3.4 million, or 9.7% due to the Ranpak Business Combination fair value adjustments, their related amortizable lives and changes in currency rates.  Pro forma depreciation and amortization expenses decreased by $3.1 million, or 8.9%, to $31.7 million in 2020 from $34.8 million for 2019 on a constant currency basis.  As a percentage of pro forma net revenue, pro forma depreciation and amortization expenses decreased to 10.6% in 2020 from 12.5% in 2019 on a constant currency basis.

Other Operating Expense, Net

Other operating expense, net for 2020 was $4.7 million. Other operating expense, net was $2.4 million in the Successor Period and $2.2 million in the 1H 2019 Predecessor Period, for a combined $4.6 million in 2019, nearly flat to the current year.  Pro forma other operating expense, net, was $5.0 million in 2020 and 2019 on a constant currency basis.  As a percentage of pro forma net revenue, pro forma other operating expense, net, decreased to 1.7% in 2020 from 1.8% in 2019 on a constant currency basis.

Interest Expense

Interest expense for 2020 was $30.2 million.  Interest expense was $27.3 million in the Successor Period and $20.2 million in the 1H 2019 Predecessor Period, for a combined $47.5 million in 2019.  Interest expense decreased $17.3 million, or 36.4%.  Interest expense decreased due to decreased debt levels and lower interest rates, as well as transaction-related expenses in June 2019 and December 2019, which included a write-off of deferred financing fees and the termination of an interest rate swap.  Interest expense in 2020 also includes the $8.2 million Exit Payment (defined herein, refer to “Liquidity and Capital Resources” in Item 7 for further information).  Pro forma interest expense decreased by $5.8 million, or 16.2%, to $30.1 million in 2020 compared to $35.9 million for 2019 on a constant currency basis.  As a percentage of pro forma net revenue, pro forma interest expense decreased to 10.1% in 2020 from 12.9% in 2019.

Foreign Currency (Gain) Loss

Foreign currency loss for 2020 was $6.1 million.  Foreign currency loss was $0.7 million in the Successor Period and foreign currency gain was $2.2 million in the 1H 2019 Predecessor Period, for a combined gain of $1.5 million in 2019.  Foreign currency loss increased $7.6 million due to favorable movements in Euro exchange rates, as well as the net impact of the re-measurement of Ranpak’s Euro-denominated term facility and its Euro-denominated intercompany note to a Dutch subsidiary in the Predecessor periods.  Pro forma foreign currency loss was $6.2 million in 2020 compared to a gain of $1.5 million for 2019 on a constant currency basis.  As a percentage of pro forma net revenue, pro forma foreign currency (gain) loss decreased to 2.1% in 2020 from 0.5% in 2019.

Income Tax Benefit

Income tax benefit for 2020 was $1.2 million, or an effective tax rate of 6.2%.  Income tax benefit was $2.7 million in the Successor Period and $4.9 million in the 1H 2019 Predecessor Period, for a combined benefit of $7.6 million in 2019.  The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income between periods and discrete tax expense of $1.3 million recorded in the third quarter of 2020.  The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from the U.S. foreign derived intangible income deduction, tax credits available in the United States, and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for 2020 was $23.4 million.  Net loss was $17.2 million in the Successor Period and $19.0 million in the 1H 2019 Predecessor Period, for a combined net loss of $36.2 million in 2019.  Net loss decreased $12.8 million, or 35.4%.  Pro forma net loss was $23.4 million in 2020 compared to pro forma net loss of $11.0 million for 2019 on a constant currency basis.  The change was primarily due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for 2020 was $67.9 million compared to a combined $84.5 million in 2019.  Adjusting for transaction costs associated with the Ranpak Business Combination, constant currency and other one-time costs, pro forma AEBITDA for 2020 totaled $93.7 million, an increase of $6.4 million, or 7.3% on a constant currency basis from $87.3 million in 2019.

Comparison of 2019 to 2018

Discussions of 2018 items and full year comparisons between 2019 and 2018 that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for 2019.

Presentation and Reconciliation of GAAP to Non-GAAP Measures

As noted above, we believe that in order to better understand the performance of the Company, providing non-GAAP financial measures to users of our financial information is helpful.  Ranpak believes presentation of these non-GAAP measures is useful because they are many of the key measures that allow management to evaluate more effectively its operating performance and compare the results of its operations from period to period and against its peers without regard to financing methods or capital structure.  Management does not consider these non-GAAP measures in isolation or as an alternative to similar financial measures determined in accordance with GAAP.  Additionally, as a result of the Ranpak Business Combination, we believe that users of our financial information will find that non-GAAP, pro forma data is useful when comparing the current and prior periods.  The computations of EBITDA and AEBITDA may not be comparable to other similarly titled measures of other companies.  These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, measures of financial performance as determined in accordance with GAAP or as indicators of operating performance.

The following tables and related notes reconcile certain non-GAAP measures including the non-GAAP pro forma measures, to GAAP information presented in this Report for 2020 and 2019:

	Successor
	Year Ended December 31, 2020
	As reported	Adjustments(6)	Non-GAAP Pro Forma
Net revenue	$298.2	$0.7	$298.9
Cost of goods sold	175.6	0.3	175.9
Gross profit	122.6	0.4	123.0
Selling, general and administrative expenses	72.5	0.4	72.9
Transaction costs	2.2	-	2.2
Depreciation and amortization expense	31.5	0.2	31.7
Other operating expense, net	4.7	-	4.7
Income from operations	11.7	(0.2)	11.5
Interest expense	30.2	(0.1)	30.1
Foreign currency loss	6.1	0.1	6.2
Loss before income tax benefit	(24.6)	(0.2)	(24.8)
Income tax benefit	(1.2)	(0.2)	(1.4)
Net loss	$(23.4)	$(0.0)	(23.4)

Add(4):
Depreciation and amortization expense - COS			31.1
Depreciation and amortization expense - D&A			31.6
Interest expense			30.1
Income tax benefit			(1.5)
EBITDA			67.9

Adjustments(5):
Unrealized (gain) loss translation			5.9
Constant currency			(0.3)
Non-cash impairment losses			2.5
M&A, restructuring, severance			5.9
Amortization of restricted stock units			7.2
Warrant Exchange and transaction costs			2.2
Other non-core and non-cash adjustments			2.4
AEBITDA			$93.7

	Successor	Predecessor
	June 3, 2019 –	January 1, 2019
	December 31, 2019	– June 2, 2019	Year Ended December 31, 2019
	As reported	As reported	Combined	Adjustments(6)		Non-GAAP Pro Forma
Net revenue	$163.1	$106.4	$269.5	$7.9	(1)	$277.4
Cost of goods sold	97.4	61.2	158.6	-	(2)	158.6
Gross profit	65.7	45.2	110.9	7.9		118.8
Selling, general and administrative expenses	37.7	23.8	61.5	(5.9)		55.6
Transaction costs	0.3	7.4	7.7	(7.7)		-
Depreciation and amortization expense	17.2	17.7	34.9	(0.1)		34.8
Other operating expense, net	2.4	2.2	4.6	0.4		5.0
Income (loss) from operations	8.1	(5.9)	2.2	21.2		23.4
Interest expense	27.3	20.2	47.5	(11.6)		35.9
Foreign currency (gain) loss	0.7	(2.2)	(1.5)	-		(1.5)
Income (loss) before income tax expense (benefit)	(19.9)	(23.9)	(43.8)	32.8		(11.0)
Income tax benefit	(2.7)	(4.9)	(7.6)	7.6	(3)	-
Net loss	$(17.2)	$(19.0)	$(36.2)	$25.2		(11.0)

Add(4):
Depreciation and amortization expense - COS						24.8
Depreciation and amortization expense - D&A						34.8
Interest expense						35.9
Income tax benefit						-
EBITDA						84.5

Adjustments(5):
Unrealized (gain) loss translation						(1.5)
Non-cash impairment losses						2.5
Amortization of restricted stock units						1.7
Contingent liability adjustment						(1.2)
Other non-core and non-cash adjustments						1.3
AEBITDA						$87.3

	Non-GAAP Pro Forma
	Year Ended December 31,
	2020	2019	$ Change	% Change
Net revenue	$298.9	$277.4	$21.5	7.8
Cost of goods sold	175.9	158.6	17.3	10.9
Gross profit	123.0	118.8	4.2	3.5
Selling, general and administrative expenses	72.9	55.6	17.3	31.1
Transaction costs	2.2	-	2.2	―
Depreciation and amortization expense	31.7	34.8	(3.1)	(8.9)
Other operating expense, net	4.7	5.0	(0.3)	(6.0)
Income from operations	11.5	23.4	(11.9)	(50.9)
Interest expense	30.1	35.9	(5.8)	(16.2)
Foreign currency (gain) loss	6.2	(1.5)	7.7	(513.3)
Loss before income tax benefit	(24.8)	(11.0)	(13.8)	125.5
Income tax benefit	(1.4)	-	(1.4)	―
Net loss	(23.4)	(11.0)	(12.4)	112.7

Add(4):
Depreciation and amortization expense - COS	31.1	24.8	6.3	25.4
Depreciation and amortization expense - D&A	31.6	34.8	(3.2)	(9.2)
Interest expense	30.1	35.9	(5.8)	(16.2)
Income tax benefit	(1.5)	-	(1.5)	―
EBITDA	67.9	84.5	(16.6)	(19.6)

Adjustments(5):
Unrealized (gain) loss translation	5.9	(1.5)	7.4	(493.3)
Constant currency	(0.3)	-	(0.3)	―
Non-cash impairment losses	2.5	2.5	-	-
M&A, restructuring, severance	5.9	-	5.9	―
Amortization of restricted stock units	7.2	1.7	5.5	323.5
Warrant Exchange and transaction costs	2.2	-	2.2	―
Contingent liability adjustment	-	(1.2)	1.2	(100.0)
Other non-core and non-cash adjustments	2.4	1.3	1.1	84.6
AEBITDA	$93.7	$87.3	$6.4	7.3
(see subsequent footnotes)

(1)	Adjust for percentage of completion revenue recognition change.
(2)	Adjust for percentage of completion revenue recognition change for cost of sales.
(3)	Adjust tax provision at 21.0% corporate rate for items adjusted above.
(4)

Reconciliations of EBITDA and AEBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent, and accordingly include the adjustments shown in the “Adj.” column to net (loss) income of each table.

(5)

Adjustments are related to non-recurring costs such as: unrealized non-cash (gains) losses on translation of the Predecessor debt, private equity monitoring fees, non-cash (gain) loss on the disposal of machines, acquisition costs, severance and a revenue recognition adjustment related to e3neo acquisition. Certain costs related to being a public company, such as additional staff, legal and accounting costs that were not included in the Predecessor are also included in AEBITDA.

(6)	Effect of Euro constant currency adjustment to a rate of $1.15 U.S. Dollar to €1.00 as follows:

	Year Ended December 31,
	2020	2019
Net revenue	$0.7	$3.8
Cost of goods sold	0.3	2.2
Gross profit	0.4	1.6
Selling, general and administrative expenses	0.4	0.8
Transaction costs	-	-
Depreciation and amortization expense	0.2	0.4
Other operating expense (income), net	-	0.4
Income (loss) from operations	(0.2)	-
Interest expense	(0.1)	0.2
Foreign currency loss	0.1	-
Loss before income tax benefit	(0.2)	(0.2)
Income tax benefit	(0.2)	-
Net income (loss)	$(0.0)	$(0.2)

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, capital expenditures, debt service, acquisitions, other commitments and contractual obligations.  We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing, and financing activities.

We believe that our estimated cash from operations together with borrowing capacity under the revolving portion of the Facilities will provide us with sufficient resources to cover our current requirements.  We may also, from time to time, seek to access the equity markets, if appropriate.  Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of protective packaging systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt.  We expect our capital expenditures to increase as we continue to grow our business.  Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business.  Further, volatility in the equity and credit markets resulting from the COVID-19 pandemic could make obtaining new equity or debt financing more difficult or expensive.

We had $48.5 million in cash and cash equivalents as of December 31, 2020 and $19.7 million as of December 31, 2019.  Excluding deferred financing costs, we had $439.8 million in debt, $1.7 million of which was classified as short-term, as of December 31, 2020, compared to $428.2 million in debt, $1.6 million of which was classified as short-term, as of December 31, 2019.  In December 2019, we closed a public offering of our Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down long-term debt.  At December 31, 2020, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through March 4, 2021.

Debt Profile

Ranpak’s previous credit facilities were repaid in connection with the consummation of the Ranpak Business Combination, and were replaced with the following facilities: (i) a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”) and a €140.0 million euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”), and (ii) a $45.0 million revolving facility (together, the “New Credit Facilities”). The material terms of the New Credit Facilities are summarized in Note 11, “Long-Term Debt” to the consolidated financial statements included elsewhere in this Report.

Debt Before the Ranpak Business Combination

Prior to the Ranpak Business Combination, the Company had two first lien credit facilities, a United States Dollar Tranche (“US$ Tranche”) and a Euro Tranche (“Euro Tranche”), a revolving credit facility and a second lien credit facility. The first lien credit facilities included: (i) a seven-year Term Loan (US$ Tranche) facility in the amount of $233.4 million, (ii) a seven-year Term Loan (Euro Tranche) facility in the amount of €157.0 million, and (iii) a five-year $30.0 million revolving credit facility, of which the equivalent of $13.0 million may be denominated in Euros (collectively, the “Old Credit Facilities”). In March 2017, Ranpak raised $45 million of incremental First Lien (US$ Tranche) debt and used the proceeds to pay down a portion of the Second Lien (US$ Tranche), the results of which saved Ranpak 400 basis points on the applicable interest rate on $45 million of its outstanding debt. Borrowings under the US$ Tranche bore interest in an amount based on either the Adjusted Eurodollar rate (the greater of 1.00% or LIBOR) plus 3.25% or a Base Rate plus 2.75% (the higher of the Federal Funds effective rate plus ½ of 1%, prime, or the Adjusted Eurodollar rate plus 1%). Borrowings under the Euro Tranche bore interest in an amount based on the Adjusted EURIBOR rate (the greater of 1.00% or EURIBOR) plus 3.25%. Interest on LIBOR and EURIBOR rate loans were payable at the end of the applicable interest periods.

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

Each of the First Lien Term Facility, and the first lien contingency term facility accrue interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00). The second lien contingency term facility accrues interest at a rate of LIBOR plus 7.50%.  No amounts have been drawn on under the second lien contingency.  The first lien term facility and first lien contingency term facility mature on the seventh anniversary of the date of the closing of the Ranpak Business Combination, June 3, 2026. The revolving facility matures on the fifth anniversary of the date of the Closing June 3, 2024. The second lien contingency term facility matures on the eighth anniversary of the date of the Closing, June 3, 2027 but was not available for us to borrow against at December 31, 2020.

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

The obligations of the borrowers under the debt financing and certain of their respective obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by the direct parent of each borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. or Dutch restricted subsidiary (collectively, the “guarantors”), in each case, other than certain excluded subsidiaries and subject to other customary limitations set forth in the definitive documentation with respect to the debt financing. The debt financing is secured by a security interest in substantially all of the assets of the borrowers and the guarantors (and including a pledge of the equity interests of each borrower and of each guarantor and of their respective direct, wholly-owned restricted subsidiaries), in each case subject to customary exceptions.

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

Under the First Lien Term Facility agreement, our lower leverage ratio at December 31, 2020 requires us to pay our lenders an $8.2 million exit payment fee (the “Exit Payment”), which we expect to pay in the first quarter of 2021.

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

Among other things, the Amendment No. 1 amends the New Credit Facilities such that (x) the requirement of the Borrowers to apply a percentage of excess cash flow to mandatorily prepay term loans under the New Credit Facilities commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (y) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10,000,000 and 10% of Consolidated AEBITDA (as defined in the New Credit Facilities) (increased from the greater of $7,000,000 and 7% of Consolidated AEBITDA) as of the last day of the most recently ended quarter for which financial statements have been delivered.

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

Cash Flows

The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019	January 1, 2019
	2020	– December 31, 2019	– June 2, 2019
Net cash provided by operating activities	$63.8	$9.6	$16.7
Net cash used in investing activities	(34.5)	(657.1)	(10.8)
Net cash provided by (used in) financing activities	(1.6)	665.4	(14.4)
Effect of Exchange Rate Changes on Cash	1.1	0.1	1.2
Net Increase (Decrease) in Cash and Cash Equivalents	28.8	18.0	(7.3)
Cash and Cash Equivalents, beginning of period	19.7	1.7	17.5
Cash and Cash Equivalents, end of period	$48.5	$19.7	$10.2

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $63.8 million in 2020.  Cash used in operating activities in the Successor Period of $9.6 million and cash provided by operating activities in the 1H 2019 Predecessor Period of $16.7 million combined for $26.3 million in cash provided by operating activities in 2019.  The changes in operating cash flows are due to cash earnings and increases in the changes in working capital.  The $8.2 million Exit Payment is included in operating activities.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $34.5 million in 2020.  Cash used in investing activities in the Successor Period of $657.1 million and $10.8 million in the 1H 2019 Predecessor Period combined for $667.9 million in cash used by investing activities in 2019.  The changes are predominantly due to cash used for the Ranpak Business Combination and capital expenditures related to our protective packaging systems, as well as cash used in an acquisition of intangible assets.

Cash Flows Provided (Used in) by Financing Activities

Net cash used in financing activities was $1.6 million in 2020 and reflects payment of debt.  Net cash provided by financing activities in the Successor Period of $665.4 million and cash used in financing activities in the 1H 2019 Predecessor Period of $14.4 million combined for $651.0 million in cash provided by financing activities in 2019, primarily related to the debt and stock transactions relative to the Ranpak Business Combination.

Contractual Obligations and Other Commitments

Ranpak has leased production facilities in Reno, Nevada; Kansas City, Missouri; and Raleigh, North Carolina in the United States and in Nyrany, Czech Republic, as well as several leased sales and administrative offices. The leases for the four leased production facilities expire in September 2023, July 2025, December 2024 and April 2026, respectively.  Ranpak recognizes rent expense on a straight-line basis over the relevant lease period.

Ranpak has various contractual obligations and commercial commitments that are recorded as liabilities in its audited consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed.  The table below presents Ranpak’s significant enforceable and legally binding obligations and future commitments as of December 31, 2020.

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Credit Facilities(1)	$439.8	$1.7	$3.4	$3.4	$431.3
Operating Leases	8.5	2.8	3.7	1.8	0.2
Capital Lease Obligations	0.3	0.2	0.1	-	-
Other non-current liabilities reflected on the registrant's balance sheet under GAAP(2)	0.7	0.1	0.1	0.3	0.2
Total	$449.3	$4.8	$7.3	$5.5	$431.7

(1) Consists of cash obligations under the First Lien Term Facility, which are described in more detail in Note 11, "Long-Term Debt" in the notes to our Consolidated Financial Statements. Interest payments on the First Lien Term Facility are calculated quarterly using variable interest rates based on market indices and, as a result, are not readily determinable for this analysis.

(2) Asset retirement obligation. See Note 17, "Asset Retirement Obligation" in the notes to our Consolidated Financial Statements for further detail.

Ranpak does not have any other material contractually binding obligations to make cash payments. While Ranpak enters into agreements, generally annually, to fix the supplier price for the purchase of paper raw materials, none of these agreements provide for minimum purchase volumes.

Off-Balance Sheet Arrangements

Ranpak did not have any off-balance sheet arrangements as of December 31, 2020.

Critical Accounting Policies

The accounting principles followed by Ranpak and the methods of applying these principles are in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. Ranpak considers the following accounting policies to be critical to understanding its financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on Ranpak’s financial statements. The following accounting policies include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain. For information on Ranpak’s significant accounting policies, including the policies discussed below, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the audited consolidated financial statements included elsewhere in this Report.

Revenue Recognition.  Revenue from contracts with customers is recognized using a five-step model consisting of the following: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.

The Company sells its products to end-users primarily through an established distributor network and direct sales to select end-users. The Company’s protective packaging solutions fall into four broad categories: Void-Fill, Cushioning, Wrapping, and End-of-Line Automation. The Void-Fill protective systems convert paper to fill empty spaces in secondary packages and protect objects. The Cushioning protective systems convert paper into cushioning pads. The Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items as well as to line boxes and provide separation when shipping multiple objects.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net revenue on the Consolidated Statements of Operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net revenue recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 10.9%, 11.3%, and 11.3% of revenue in 2020, Successor Period and the 1H 2019 Predecessor Period, respectively. Refer to Note 8, “Revenue Recognition, Contracts with Customers,” of the Notes to consolidated financial statements for further discussion of revenue.

The Company recognizes incremental costs to fulfill a contract as an asset if such incremental costs are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.

The Company recognizes incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, the Company generally expenses sales commissions when incurred because the contract term is less than one year. These costs are recorded within sales and marketing expenses.

Goodwill and Identifiable Intangible Assets, net.  Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the assembled workforce, new customers and the replacement of customer and technology attrition.  Goodwill is not subject to amortization but is tested for impairment annually as of October 1, through a qualitative or quantitative assessment and when events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

Impairment of Long-Lived Assets.  The Company reviews its long-lived assets, including finite-lived intangible assets and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset groups’ fair value, as determined based on discounted future cash flows, asset appraisals or market values of similar assets.

See Note 5, “Property, Plant and Equipment” of the Notes to consolidated financial statements for further details.

Derivative Financial Instruments.  The Company uses derivatives as part of the normal business operations to manage its exposure to fluctuations in interest rates associated with variable interest rate debt. The Company has established policies and procedures that govern the risk management of these exposures. The primary objective in managing these exposures is to decrease the volatility of cash flows affected by changes in interest rates.

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

See Note 12, “Derivative Instruments,” of the Notes to consolidated financial statements for further details.

Income Taxes.  The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company records uncertain tax positions in accordance with ASC Topic 740, Income Taxes (“ASC 740”) on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the audited consolidated financial statements included elsewhere in this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our credit facilities.  We use fixed interest rate swap agreements to manage this exposure.  These derivative instruments are reported at fair value in accrued expenses and other non-current liabilities.  Changes in the fair value of derivatives are recorded each period in other comprehensive income.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  Refer to Note 11, “Long-Term Debt” and Note 12, “Derivative Instruments” to the consolidated financial statements included elsewhere in this Report for additional information on our indebtedness and interest rate swap agreements

A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $4.4 million impact on our cash interest expense in 2020.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is expected that most, if not all, banks currently reporting information to set LIBOR will stop doing so at such time, which could either cause LIBOR publication to stop immediately or cause LIBOR’s regulator to announce the discontinuation of its publication (and, during any such transition period, LIBOR may perform differently than in the past).

On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021

These reforms may also result in new methods of calculating LIBOR to be established, or alternative reference rates to be established. For example, in the U.S., a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, called the Alternative Reference Rate Committee (“ARRC”) and comprised of a diverse set of private sector entities, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for the U.S. LIBOR and the Federal Reserve Bank of New York has begun publishing SOFR daily, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. The potential consequences of these changes cannot be fully predicted and could have an adverse impact on Ranpak’s interest payment obligations under the New Credit Facilities and related interest rate swaps.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. See “—Factors Affecting the Comparability of Ranpak’s Results of Operations - Effect of Currency Fluctuations” in Item 7 previously for more information about Ranpak’s foreign currency exchange rate exposure.  We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business.  Currently, we do not hedge our foreign exchange transaction or translation exposure but may consider doing so in the future.

For 2020, net revenue denominated in currencies other than U.S. dollars amounted to $170.8 million or 57.3% of our net revenue for the period.  Substantially all of this amount was denominated in Euro.  A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused our reported net revenue for 2020 to increase or decrease by approximately $17.1 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Report.

Ranpak Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Ranpak Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ranpak Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2020 and 2019 (Successor), the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows, for the year ended December 31, 2020 (Successor), the period from June 3, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to June 2, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2020 (Successor), the period from June 3, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to June 2, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

March 4, 2021

We have served as the Company’s auditor since 2015.

Ranpak Holdings Corp.

Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019	January 1, 2019	Year Ended
	2020	– December 31, 2019	– June 2, 2019	December 31, 2018
Paper revenue	$250.7	$136.5	$88.8	$218.1
Machine lease revenue	39.6	22.5	14.4	38.7
Other revenue	7.9	4.1	3.2	11.1
Net revenue	298.2	163.1	106.4	267.9
Cost of goods sold	175.6	97.4	61.2	153.3
Gross profit	122.6	65.7	45.2	114.6
Selling, general and administrative expenses	72.5	37.7	23.8	53.2
Transaction costs	2.2	0.3	7.4	3.3
Depreciation and amortization expense	31.5	17.2	17.7	43.2
Other operating expense, net	4.7	2.4	2.2	3.9
Income (loss) from operations	11.7	8.1	(5.9)	11.0
Interest expense	30.2	27.3	20.2	30.9
Foreign currency (gain) loss	6.1	0.7	(2.2)	(4.2)
Loss before income tax benefit	(24.6)	(19.9)	(23.9)	(15.7)
Income tax benefit	(1.2)	(2.7)	(4.9)	(7.1)
Net loss	$(23.4)	$(17.2)	$(19.0)	$(8.6)

Loss per share	―	―	$(19,195.40)	$(8,697.61)
Weighted average number of shares outstanding	―	―	995	995

Two-class method
Loss per share
Basic	$(0.32)	$(0.31)	―	―
Diluted	$(0.32)	$(0.31)	―	―

Weighted average number of shares outstanding - Class A and C
Basic	72,434,802	55,392,201	―	―
Diluted	72,434,802	55,392,201	―	―

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$16.2	$1.7	$(4.0)	$(7.4)
Interest rate swap adjustments	(11.3)	1.4	-	-
Total other comprehensive income (loss), before tax	4.9	3.1	(4.0)	(7.4)
Benefit from income taxes related to other comprehensive income (loss)	(2.4)	(0.3)	-	-
Total other comprehensive income (loss), net of tax	7.3	3.4	(4.0)	(7.4)
Comprehensive loss, net of tax	$(16.1)	$(13.8)	$(23.0)	$(16.0)

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Balance Sheets

(in millions, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$48.5	$19.7
Accounts receivable, net	39.1	36.1
Inventories, net	16.1	11.6
Income tax receivable	0.1	1.5
Prepaid expenses and other current assets	3.4	2.5
Total current assets	107.2	71.4

Property, plant and equipment, net	124.4	122.5
Goodwill	458.4	448.8
Intangible assets, net	440.6	458.6
Other assets	2.9	3.1
Total assets	$1,133.5	$1,104.4

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24.9	$12.3
Accrued liabilities and other	30.7	15.5
Current portion of long-term debt	0.5	1.6
Deferred machine fee revenue	1.4	2.5
Total current liabilities	57.5	31.9

Long-term debt	432.7	418.8
Deferred tax liabilities	109.6	115.0
Derivative instruments	9.6	4.6
Other liabilities	1.2	2.3
Total liabilities	610.6	572.6

Commitments and contingencies – Note 18
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at December 31, 2020 and 2019
Shares issued and outstanding: 69,005,059 and 64,293,741
at December 31, 2020 and 2019, respectively	-	-
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at December 31, 2020 and 2019
Shares issued and outstanding: 6,511,293 at December 31, 2020
and December 31, 2019	-	-
Additional paid-in capital	564.7	557.5
Accumulated deficit	(52.5)	(29.1)
Accumulated other comprehensive income	10.7	3.4
Total shareholders' equity	522.9	531.8
Total liabilities and shareholders' equity	$1,133.5	$1,104.4

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Ordinary Shares				Common Stock
	Class A		Class B		Class A		Class C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Successor
Balance at June 3, 2019	2,770,967	$-	11,250,000	$-	-	$-	-	$-	$16.9	$(11.9)	$-	$5.0
Forward purchase shares	15,000,000	-	-	-	-	-	-	-	-	-	-	-
Additional shares purchased	16,149,317	-	-	-	-	-	-	-	-	-	-	-
Conversion of forward purchase and additional shares	(31,149,317)	-	-	-	25,454,282	-	5,695,035	-	267.0	-	-	267.0
Shares canceled	-	-	(3,854,664)	-	-	-	-	-	(33.0)	-	-	(33.0)
Convert Class B	-	-	(7,395,336)	-	6,663,953	-	731,383	-	63.4	-	-	63.4
Convert public shares	-	-	-	-	14,581,346	-	-	-	125.0	-	-	125.0
Convert private placement warrants	-	-	-	-	658,051	-	84,875	-	6.4	-	-	6.4
Public shares redeemed	(2,770,967)	-	-	-	-	-	-	-	-	-	-	-
Issue Director shares	-	-	-	-	13,032	-	-	-	0.1	-	-	0.1
Amortization of restricted stock units	-	-	-	-	-	-	-	-	1.7	-	-	1.7
Stock offering	-	-	-	-	16,923,077	-	-	-	110.0	-	-	110.0
Net loss	-	-	-	-	-	-	-	-	-	(17.2)	-	(17.2)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	3.4	3.4
Balance at December 31, 2019	-	-	-	-	64,293,741	-	6,511,293	-	557.5	(29.1)	3.4	531.8
Warrant exchange	-	-	-	-	4,422,564	-	-	-	-	-	-	-
Stock-based awards vested and distributed	-	-	-	-	202,723	-	-	-	-	-	-	-
Issue Director shares	-	-	-	-	86,031	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	-	-	-	-	7.2	-	-	7.2
Net loss	-	-	-	-	-	-	-	-	-	(23.4)	-	(23.4)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	7.3	7.3
Balance at December 31, 2020	-	$-	-	$-	69,005,059	$-	6,511,293	$-	$564.7	$(52.5)	$10.7	$522.9

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor
Balance at December 31, 2017	995	$-	$291.4	$(61.3)	$(1.5)	$(16.2)	$212.4
Net loss	-	-	-	(8.6)	-	-	(8.6)
Other comprehensive loss	-	-	-	-	-	(7.4)	(7.4)
Balance at December 31, 2018	995	-	291.4	(69.9)	(1.5)	(23.6)	$196.4
Net loss	-	-	-	(19.0)	-	-	(19.0)
Other comprehensive loss	-	-	-	-	-	(4.0)	(4.0)
Purchase of Ranpak Corp.	(995)	-	-	-	-	-	-
Balance at June 2, 2019	-	$-	$291.4	$(88.9)	$(1.5)	$(27.6)	$173.4

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Statements of Cash Flows

(in millions)

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019	January 1, 2019	Year Ended
	2020	– December 31, 2019	– June 2, 2019	December 31, 2018
Cash Flows from Operating Activities
Net loss	$(23.4)	$(17.2)	$(19.0)	$(8.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62.7	31.7	26.6	64.5
Amortization of deferred financing costs	1.6	3.2	7.5	2.6
Loss on disposal of fixed assets	2.7	1.5	1.0	1.8
Deferred income taxes	(5.4)	(8.0)	(7.2)	(14.0)
(Gain) loss on derivative contract	-	6.8	-	(0.6)
Amortization of initial value of hedging instrument	(1.7)	-	-	-
Currency (gain) loss on foreign denominated debt and notes payable	6.0	0.7	(2.4)	(4.2)
Amortization of restricted stock units	7.2	1.7	-	-
Contingent liability related to earn-out provision	-	(1.2)	-	2.6
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	0.9	(7.7)	1.8	(2.0)
(Increase) decrease in inventory	(4.6)	4.5	(1.3)	0.3
(Increase) decrease in prepaid expenses and other assets	(0.9)	0.1	2.7	-
Increase (decrease) in accounts payable	10.3	(13.5)	(2.8)	(1.2)
Increase (decrease) in accrued liabilities	11.1	6.7	7.1	-
Change in other assets and liabilities	(2.7)	0.3	2.7	0.8
Net cash provided by operating activities	63.8	9.6	16.7	42.0

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(25.8)	(16.5)	(9.9)	(21.8)
Other capital expenditures	(6.5)	(2.7)	(0.6)	(3.0)
Total capital expenditures	(32.3)	(19.2)	(10.5)	(24.8)
Cash paid for acquisitions	-	(945.6)	-	-
Assets acquired	(1.3)	-	-	-
Cash withdrawn from trust account	-	308.1	-	-
Patent and trademark expenditures	(0.9)	(0.4)	(0.3)	(0.5)
Net cash used in investing activities	(34.5)	(657.1)	(10.8)	(25.3)

Cash Flows from Financing Activities
Proceeds from issuance of term loans and credit facility	-	534.6	-	-
Proceeds from sale of common stock	-	424.7	-	-
Shares subject to Redemption	-	(158.3)	-	-
Financing costs of debt facilities	-	(12.6)	-	-
Payments on term loans and credit facility	(1.6)	(107.7)	(14.4)	(6.6)
Payments of promissory note	-	(4.0)	-	-
Payment of deferred registration costs	-	(11.3)	-	-
Contingent liability payment	-	-	-	(1.1)
Net cash provided by (used in) financing activities	(1.6)	665.4	(14.4)	(7.7)

Effect of Exchange Rate Changes on Cash	1.1	0.1	1.2	(0.1)
Net Increase (Decrease) in Cash and Cash Equivalents	28.8	18.0	(7.3)	8.9
Cash and Cash Equivalents, beginning of period	19.7	1.7	17.5	8.6
Cash and Cash Equivalents, end of period	$48.5	$19.7	$10.2	$17.5

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 1 — Nature of Operations

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. Through proprietary protective packaging systems and paper consumables, the Company offers a full suite of protective packaging solutions. The Company’s business is global, with a strong presence in the United States and Europe.

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

On June 3, 2019, the Company, consummated a business combination (the “Ranpak Business Combination”) pursuant to the Stock Purchase Agreement dated December 12, 2018 by and among the Company, Rack Holdings L.P., a Delaware limited partnership (“Seller”), and Rack Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of Seller (“Rack Holdings”). The Company, through its wholly owned subsidiary, Ranger Packaging LLC (the “Acquiring Entity”), acquired all of the issued and outstanding equity interests of Rack Holdings from Seller, on the terms and subject to the conditions set forth in the Stock Purchase Agreement. Refer to Note 10, “Acquisition” for further discussion of the Ranpak Business Combination. In connection with the Ranpak Business Combination, the Company domesticated to a Delaware corporation on May 31, 2019 and changed its name to Ranpak Holdings Corp.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and with instructions to Form 10-K and Rule 10-01 of the SEC Regulation S-X as they apply to annual financial information.

Predecessor and Successor Reporting — On June 3, 2019, the Company consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, pursuant to the Stock Purchase Agreement, and now owns 100% of Rack Holdings Inc. and its wholly owned subsidiaries.  The Ranpak Business Combination is accounted for under the scope of ASC 805, as One Madison was deemed to be the accounting acquirer while Rack Holdings was deemed the “Predecessor.”  Accordingly, the business combination is accounted for using the acquisition method which requires the Company to record the fair value of assets acquired and liabilities assumed from Rack Holdings (See Note 10, “Acquisition” for further details).

The financial statements separate the Company’s presentation into distinct periods.  The periods before the closing of the Ranpak Business Combination depict the financial statements of the Predecessor.  All periods subsequent to June 3, 2019 after the consummation of the Ranpak Business Combination depict the financial statements of the Successor.  As a result of the application of the acquisition method of accounting under the scope of ASC 805 as of the closing of the Ranpak Business Combination, the financial statements for Predecessor periods and for the Successor periods are presented on a different basis of accounting and are, therefore not comparable.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with U.S. GAAP.  All intercompany balances and transactions have been eliminated in consolidation and certain immaterial prior year amounts have been reclassified consistent with current year presentation.  All amounts are in millions, except share and per share amounts and are approximate due to rounding.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among other items, assessing the collectability of receivables, asset retirement obligations, the use and recoverability of inventory, the estimation of fair value of financial instruments, the estimation of fair value of acquired assets and liabilities in a business combination and related purchase price allocation, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible assets and goodwill and other intangible assets, costs for incentive compensation and accruals for

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the consolidated financial statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates and such differences could be material.

Revenue Recognition — Revenue from contracts with customers is recognized using a five-step model consisting of the following: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.

The Company sells its products to end-users primarily through an established distributor network and direct sales to select end-users. The Company’s protective packaging solutions fall into four broad categories: Void-Fill, Cushioning, Wrapping, and End-of-Line Automation. The Void-Fill protective systems convert paper to fill empty spaces in secondary packages and protect objects. The Cushioning protective systems convert paper into cushioning pads. The Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items as well as to line boxes and provide separation when shipping multiple objects.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net revenue on the Consolidated Statements of Operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net revenue recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 10.9%, 11.3%, 11.3%, and 9.5% of revenue in 2020, the Successor Period, the 1H 2019 Predecessor Period, and 2018, respectively. Refer to Note 8, “Revenue Recognition, Contracts with Customers,” further discussion of revenue.

The Company recognizes incremental costs to fulfill a contract as an asset if such incremental costs are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.

The Company recognizes incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, the Company generally expenses sales commissions when incurred because the contract term is less than one year. These costs are recorded within SG&A expenses.

Shipping and Handling Costs — Costs incurred for the transfer and delivery of goods to customers are billed to customers and recorded as a component of cost of sales. Shipping and handling costs totaled $4.8 million, $2.1 million, $1.3 million, and $4.6 million in 2020, the Successor Period, the 1H 2019 Predecessor Period, and 2018, respectively.

Advertising Costs — Advertising cost includes cost associated with trade shows. We expense advertising costs as incurred within SG&A expense. Advertising cost totaled $0.7 million, $0.2 million, $0.3 million, and $0.6 million in 2020, the Successor Period, the 1H 2019 Predecessor Period, and 2018, respectively.

R&D Costs — We expense R&D costs as incurred within other operating expense, net. R&D costs totaled $2.3 million, $0.9 million, $1.2 million, and $2.4 million in 2020, the Successor Period, the 1H 2019 Predecessor Period, and 2018, respectively.

Cash and Cash Equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks.

Accounts Receivable — The Company provides credit in the normal course of business to its customers and does not require collateral. Trade receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

value. The Company maintains an allowance against accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The valuation reserve is based upon historical loss experience, current economic conditions within the industries the Company serves as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or, if later, as proscribed by statutory regulations.

Inventories — Inventories consist of unprocessed and finished paper and are stated at the lower of cost or net realizable value. Cost for all inventories is determined using the first-in, first-out method applied on a consistent basis. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value.  Refer to Note 4 “Inventories, net” for further detail.

Property, Plant, and Equipment — Property, plant, and equipment, including amounts under capital lease, are stated at cost less accumulated depreciation. Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives as follows:

Estimated Useful Lives
Buildings and improvements	2 – 20 years
Machinery and equipment	2 – 10 years
Converting machines	3 – 5 years
Computer and office equipment	2 – 10 years

Assets under capital lease are included in machinery and equipment.  Refer to Note 5 “Property, Plant, and Equipment, net” for further detail.

Goodwill and Identifiable Intangible Assets, net — Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the assembled workforce, new customers and the replacement of customer and technology attrition.

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

Identifiable intangible assets consist primarily of patents, customer/distributor relationships, trademarks, and other intellectual property. We amortize finite lived identifiable assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 10 to 15 years, on a straight-line basis and periodically review them for impairment. Trademarks are accounted for as indefinite-lived intangible assets and, accordingly, are not subject to amortization.

We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 9, “Goodwill, Long-Lived and Identifiable Intangible Assets, net” and Note 5, “Property, Plant, and Equipment, net” for further details.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including finite-lived intangible assets and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisals or market values of similar assets.  See Note 9, “Goodwill, Long-Lived and Identifiable Intangible Assets, net” and Note 5, “Property, Plant, and Equipment, net” for further details.

Derivative Financial Instruments — The Company uses derivatives as part of the normal business operations to manage its exposure to fluctuations in interest rates associated with variable interest rate debt. The Company has established policies and procedures that

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

govern the risk management of these exposures. The primary objective in managing these exposures is to decrease the volatility of cash flows affected by changes in interest rates.

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

See Note 12, “Derivative Instruments,” for further details.

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

Commitments, Contingencies, and Litigation — On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, we make estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made. We expense legal costs as incurred.

Stock-Based Compensation — The Company’s shareholders approved the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Plan”) at its Annual Meeting of Shareholders on February 20, 2019. The purpose of the 2019 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. The 2019 Plan is an omnibus plan that may provide these incentives through grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company.

We record stock-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in cost of sales and in SG&A expenses, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. Stock-based compensation expense includes actual forfeitures incurred. For performance-based awards, the Company reassesses at each reporting date whether achievement of the performance condition is probable and accrues compensation expense if and when achievement of the performance condition is probable.

See Note 19, “Stock-Based Compensation” for further information on the 2019 Plan and stock-based compensation expense.

Employee Benefit Plans — The Company’s U.S. employees participate in a defined contribution plan and health and life insurance plans sponsored by the Company. A Company subsidiary, Ranpak B.V., participates in a multiemployer benefit plan – Corporate Pension Fund for Cardboard and Flexible Packaging Business (“the B.V. Plan”) – in the Netherlands, which provides retirement benefits to all Ranpak B.V. employees. As a participant in the multi-employer benefit plan, the Company recognizes expense in each period for the required contributions to the multi-employer benefit plans.  See Note 15, “Employee Benefit Plans” for further information about the Company’s benefit plans.

Income Taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The Company recognizes deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we will be able to realize our deferred tax assets in the future in excess of their net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which will reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

See Note 16, “Income Taxes” for further detail.

Comprehensive Income (Loss) — Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) amounts attributable to foreign currency translation adjustments and the effect of our interest rate swap hedge, net of tax, as applicable.

Net Earnings (Loss) per Share — Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are treated as participating securities and therefore included in computing earnings per common share using the “two-class method.” The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. Non-vested restricted stock issued under the 2019 Plan are considered participating securities since these securities have non-forfeitable rights to dividends when we declare a dividend during the contractual vesting period of the share-based payment award and are therefore included in our earnings allocation formula using the two-class method. When calculating diluted net earnings per common share, the more dilutive effect of applying either of the following is presented: (a) the two-class method (described above) assuming that the participating security is not exercised or converted, or, (b) the treasury stock method for the participating security.  Currently, we do not pay dividends or have any undistributed earnings, therefore, the calculation of diluted earnings per share is the same for either method.

See Note 21, “Earnings (Loss) per Share” for further details.

Emerging Growth Company — Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.  We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard.  This may make comparison of our financial statements with another public company, which is neither an EGC nor an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Supplemental Cash Flow Information and Non-Cash Investing Activities — Supplemental cash flow information and non-cash investing activities are as follows:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
	2020	December 31, 2019	– June 2, 2019	December 31, 2018
Supplemental cash flow information
Interest paid	$22.5	$15.8	$12.5	$29.0
Taxes paid	3.7	4.3	4.0	7.6
Non-cash increase in asset retirement obligation	$0.7	$-	$-	$-
Non-cash investing activities
Capital leases	$0.3	$-	$-	$0.2
Capital expenditures in accounts payable	$2.4	$1.6	$2.1	$2.1

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

Recently Issued Accounting Standards — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”).  The amendments in this ASU require an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease.  The amendments also require certain quantitative and qualitative disclosures about leasing arrangements.  ASC 842 was originally effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020 with early adoption permitted.  In October 2019, the FASB delayed the implementation of ASC 842 for private companies until fiscal years beginning after December 15, 2020.  In June 2020, the FASB further delayed the implementation of ASC 842 for private companies until fiscal years beginning after December 15, 2021.  We plan to adopt ASC 842 in the first quarter of 2021.  Our implementation team includes personnel from accounting, tax, legal, information technology, and operations departments.  While we continue to analyze our lease portfolio and business processes to determine the impact of the new standard on our financial statements and disclosures, we do not anticipate a material effect.

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

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”).  The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions regarding the incremental approach for intra-period tax allocations, deferred tax liabilities for equity method investments, and general methodology calculations when a year-to-date loss exceeds the anticipated loss.  Additionally, ASU 2019-12 further simplifies accounting for income taxes by requiring certain franchise taxes to be accounted for as income-based tax or non-income-based tax, requiring evaluation of the tax basis of goodwill in business combinations, specifying the requirements and elections for allocating consolidated current and deferred tax expense to legal entities separately not subject to tax and requiring reflection of the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The various amendments can be applied on a retrospective, modified retrospective, or prospective basis, depending on the amendment.  We are in the process of evaluating the impact of this new guidance on our consolidated financial statements and disclosures.

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 3 — Accounts Receivable, net — The components of accounts receivable, net were as follows:

	December 31, 2020	December 31, 2019
Accounts receivable	$39.6	$36.3
Allowance for doubtful accounts	(0.5)	(0.2)
Accounts receivable, net	$39.1	$36.1

At December 31, 2020 and 2019, certain customers’ accounts receivable balances exceeded 10% of accounts receivable.  At December 31, 2020, one customer accounted for approximately 12.9% of our accounts receivable balance.  At December 31, 2019, a different customer accounted for 12.0% of our accounts receivable balance.

Note 4 — Inventories, net — The components of inventories, net was as follows:

	December 31, 2020	December 31, 2019
Raw materials	$9.8	$7.2
Work-in-process	0.5
Finished goods	6.8	4.7
Total inventories	17.1	11.9
Reserve for obsolescence	(1.0)	(0.3)
Inventories, net	$16.1	$11.6

Note 5 — Property, Plant and Equipment, net — The components of property, plant and equipment, net was as follows:

	December 31, 2020	December 31, 2019
Land	$4.2	$4.1
Buildings and improvements	8.7	8.1
Machinery and equipment	15.3	13.0
Computer and office equipment	10.7	6.7
Converting machines	134.7	105.9
Total property, plant, and equipment	173.6	137.8
Accumulated depreciation	(49.2)	(15.3)
Property, plant, and equipment, net	$124.4	$122.5

Our capital leases are included in machinery and equipment and depreciation of capital leases is recorded in depreciation and amortization expense.  The cost and related accumulated depreciation of our capital leases are as follows:

	December 31, 2020	December 31, 2019
Cost	$0.9	$0.6
Accumulated depreciation	(0.6)	(0.1)
Net book value	$0.3	$0.5

We did not capitalize any interest in any of the periods presented.

We are required to evaluate the recoverability of the carrying amount of our long-lived asset groups whenever events or changes in circumstances indicate the carrying amount of our asset groups may not be recoverable.  Due to the negative macroeconomic effects of the COVID-19 pandemic across various industries, we performed an evaluation of our asset groups in the fourth quarter of 2020.  The undiscounted cash flows to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups and it was determined that the carrying amounts of our asset groups were recoverable.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Depreciation expense recorded in cost of goods sold and depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
Depreciation expense included in	2020	December 31, 2019	– June 2, 2019	December 31, 2018
Cost of goods sold	$31.1	$14.6	$8.9	$21.2
Depreciation and amortization expense	2.9	0.8	0.7	1.6
Total depreciation expense	$34.0	$15.4	$9.6	$22.8

Note 6 – Accrued Liabilities and Other — The components of accrued liabilities and other was as follows:

	December 31, 2020	December 31, 2019
Employee compensation	$2.6	$3.6
Taxes	3.5	2.4
Professional fees	1.2	1.6
Bonus	6.0	3.3
Interest	1.9	2.2
Exit Payment	8.2	-
Interest rate swap liability, current portion	4.6	0.4
Other	2.7	2.0
Accrued liabilities and other	$30.7	$15.5

Note 7 — Segment and Geographic Information

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

We attribute revenue to individual countries based on the selling location.  Our products are primarily sold from North America and Europe.  The following table presents a summary of net revenue to external customers by geographic location:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
	2020	December 31, 2019	– June 2, 2019	December 31, 2018
North America	$127.4	$81.8	$50.1	$131.4
Europe/Asia	170.8	81.3	56.3	136.5
Net revenue	$298.2	$163.1	$106.4	$267.9

Our customers are not concentrated in any specific geographic region.  During 2020 and the 1H 2019 Predecessor Period, no customers exceeded 10% of net revenue.  During the Successor Period and 2018, one customer accounted for approximately 10.0% and 10.8%, respectively, of net revenue.

The following table presents our long-lived assets by geographic location:

	December 31, 2020	December 31, 2019
North America	$59.4	$62.4
Europe/Asia	65.0	60.1
Total long-lived assets	$124.4	$122.5

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 8 — Revenue Recognition, Contracts with Customers

Description of Revenue-Generating Activities.  We employ sales, marketing and customer service personnel throughout the world who sell and market our products and services to and/or through a large number of distributors as well as directly to end-users. As discussed in Note 7, “Segment and Geographic Information,” we have two operating segments which are aggregated into one reportable segment, Ranpak.

Ranpak provides environmentally sustainable, system based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. We employ a razor/razor-blade business model that is designed to generate recurring sales through our value-added paper consumables for use exclusively in our installed base of protective packaging systems. Through our proprietary protective packaging systems and value-added kraft paper consumables, we offer reliable, fast and effective environmentally sustainable products. Our extensive distributor network and direct sales allow us to meet the needs of a variety of end-users from small businesses to global corporations. The industries we serve include leading e-commerce companies, as well as suppliers and sellers of automotive after-market parts, electronics, machinery, home goods, industrial, warehouse/transportations services and healthcare. Our products provide our customers with cushioning, void-fill and wrapping solutions through our PadPak, FillPak®, WrapPack, Geami and ReadyRoll product offerings.

In 2017 we acquired e3neo, which provides highly-customized automation solutions under the brand name “Ranpak Automation.” Our Ranpak Automation product line is focused on designing, manufacturing, and selling highly automated, turn-key integrated box-sizing systems to high-volume end-users. We are in the process of expanding Ranpak Automation’s offering to grow the ongoing spare parts design and service business. The systems are designed to help minimize the use of in-the-box packaging for these end-users while fully automating their end-of-line operations.

Identify Contract with the Customer.  Ranpak sells paper consumables to two types of customers: distributor and direct. For both customer types, the customer is granted the right to use Ranpak machine(s) for which Ranpak charges an annual or quarterly fixed fee or may waive the fee at management’s discretion. For both arrangement types, (i.e. fixed fee and waived fee), Ranpak has determined that there is a multiple element arrangement which contains a lease component (the right to use the machine) and a non-lease component (the paper consumables). The remainder of Ranpak’s revenue is derived from sales of automation machines, Ranpak Automation. In association to the sale of automation machines, Ranpak sells extended warranties, preventative maintenance services, spare parts and spare part packages, and consulting services.

In paper consumables sales for both distributor agreements and direct agreements, the Company has determined the contract to be a combination of the master service agreement (“MSA”) and purchase order (“PO”). The MSA contains general terms and conditions which govern the agreement, including general payment terms. Individual PO’s must be placed underneath the terms of the MSA to order specific paper products which Ranpak promises to deliver. The PO contains relevant details of the contract including the type of paper, quantity, unit price, total price, as well as payment terms and estimated delivery date. Under the MSA, multiple PO’s for one customer may be placed at or near the same time.  In situations where there are multiple PO’s issued at or near the same time to the same customer, Ranpak treats each PO in combination with the MSA as a separate contract for revenue recognition purposes.

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

Performance Obligations.  Our paper consumables, automation equipment, and maintenance services are determined to be distinct performance obligations.  Free on loan and leased equipment is typically identified as a separate lease component in scope of ASC Topic 840, Leases (“ASC 840”).  In association to the sale of automation equipment, we sell other goods and services, such as extended warranties, preventative maintenance services, spare parts and spare part packages, and consulting services.  These other goods and services do not represent performance obligations because they are neither separate nor distinct, or they are not material.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Transaction Price and Variable Consideration.  We have forms of variable consideration present in our contracts with customers, including rebates and other discounts.  We estimate variable consideration using either the expected value method or the most likely amount method.  We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments of transaction price impact the amount of net revenue recognized by us in the period of adjustment.

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

Allocation of Transaction Price.  Ranpak determines the standalone selling price for a performance obligation by first looking for observable selling prices of that performance obligation sold on a standalone basis. If an observable price is not available, we estimate the standalone selling price of the performance obligation using one of the three suggested methods in the following order of preference: adjusted market assessment approach, expected cost plus a margin approach, and residual approach.

Ranpak often offers rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and Ranpak’s efforts to provide consumables.

Transfer of Control.  Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services.  Revenue for paper consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods.  Revenue for equipment sales is recognized based on an input method, based on percentage of completion of cost and effort incurred.  Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract.  Lease components within contracts with customers are recognized in accordance with ASC 840.

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year.  As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of December 31, 2020 and 2019.

Deferred revenue represents contractual amounts received from customers that exceed percentage of project completion that is in excess of costs incurred for automation equipment sales, as well as prepayments for machine fees that are amortized over the next

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

quarter.  Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the Consolidated Balance Sheets.  Changes in deferred revenue were as follows:

	Year Ended December 31,	June 3, 2019	January 1, 2019
	2020	– December 31, 2019	– June 2, 2019
Beginning balance	$2.5	$0.8	$0.3
Deferral of revenue	2.3	0.4	0.8
Recognition of revenue	(2.3)	(0.6)	(0.3)
Purchase accounting adjustment	-	1.9	-
Adjustment for returns	(1.1)	-	-
Ending balance	$1.4	$2.5	$0.8

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we further disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
	2020	December 31, 2019	– June 2, 2019	December 31, 2018
North America	$110.9	$70.8	$43.0	$112.4
Europe/Asia	147.7	69.9	48.8	116.8
Machine lease revenue	39.6	22.4	14.6	38.7
Net revenue	$298.2	$163.1	$106.4	$267.9

North America consists of the United States, Canada and Mexico; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries.

Note 9 — Goodwill, Long-Lived and Intangible Assets, net

Goodwill and Indefinite-Lived Intangible Assets

We tested our goodwill reporting units and indefinite-lived intangible assets for impairment as of our annual testing date, October 1, in the fourth quarter of 2020.  The tests were performed using a combination of the Discounted Cash Flow Method and the Guideline Public Company Method, as well as considerations of the Merger and Acquisition Method and the Adjusted Book Value Method.  Upon completion of the tests, we concluded that the fair value of our goodwill reporting units and indefinite-lived intangible assets exceeded their carrying values and were not impaired.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2018 (Predecessor)	$260.0	$95.7	$355.7
Currency translation	-	(2.5)	(2.5)
Balance at June 2, 2019 (Predecessor)	$260.0	$93.2	$353.2

Balance at June 3, 2019 (Successor)	$-	$-	$-
Ranpak Business Combination	342.3	104.9	447.2
Additions	0.7	-	0.7
Currency translation	-	0.9	0.9
Balance at December 31, 2019	343.0	105.8	448.8
Currency translation and other	(4.2)	13.8	9.6
Balance at December 31, 2020	$338.8	$119.6	$458.4

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Finite-Lived Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.  In the second quarter of 2020, certain in-process R&D assets were placed in service and transferred into patented/unpatented technology to be amortized over a five-year life.

In October 2020, we acquired certain amortizable intangible assets, including patents and other intellectual property, from a European manufacturer in a €1.1 million (approximately $1.3 million) asset acquisition transaction.  The estimated useful lives of these assets range from three to 15 years.

Impairment of Long-lived Assets

Due to the ongoing negative macroeconomic effects of the COVID-19 pandemic across various industries, we performed an evaluation of our long-lived asset groups in the fourth quarter of 2020.  The undiscounted cash flows to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups and it was determined that the carrying amounts of our asset groups were recoverable and not impaired.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$209.2	$(22.2)	$187.0	$199.5	$(7.9)	$191.6
Patented/unpatented technology	169.2	(23.7)	145.5	164.5	(8.5)	156.0
Intellectual property	0.4	-	0.4	-	-	-
In-process research and development	1.6	-	1.6	5.0	-	5.0
Total definite-lived intangible assets	380.4	(45.9)	334.5	369.0	(16.4)	352.6
Trademarks/tradenames with indefinite lives	106.1	-	106.1	106.0	-	106.0
Identifiable intangible assets, net	$486.5	$(45.9)	$440.6	$475.0	$(16.4)	$458.6

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at December 31, 2020:

Year	Amount
2021	$29.5
2022	29.5
2023	29.5
2024	29.5
2025	28.9
Thereafter	186.0
$332.9

Amortization expense was $28.7 million in 2020, $16.3 million in the Successor Period, $17.0 million in the 1H 2019 Predecessor Period, and $41.6 million in 2018.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of December 31, 2020:

Remaining Weighted-Average Useful Life
	December 31, 2020	December 31, 2019
Customer/distributor relationships	13 years	14 years
Patented/unpatented technology	10 years	11 years
Intellectual property	6 years	—
Total identifiable assets, net with definite lives	12 years	13 years

Note 10 — Acquisition

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

The Ranpak Business Combination is accounted for under ASC 805.  Pursuant to ASC 805, the Company has been determined to be the accounting acquirer.  Refer to Note 1, “Nature of Operations” for more information.  Rack Holdings constitutes a business with inputs, processes, and outputs.  Accordingly, the acquisition of Rack Holdings constitutes the acquisition of a business for purposes of ASC 805 and, due to the change in control of Rack Holdings, was accounted for using the acquisition method.  The Company recorded the fair value of assets acquired and liabilities assumed from Rack Holdings.

The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates.  As of December 31, 2019, the Company completed evaluation of net working capital as part of the purchase price paid at Closing and paid additional consideration of $0.7 million.  We finalized the purchase accounting fair value assessment in the second quarter of 2020.

The following represents the purchase price allocation for the Ranpak Business Combination:

Amount
Total consideration	$955.7
Cash and cash equivalents	10.1
Accounts receivable	28.2
Inventories	16.1
Property, plant and equipment	119.5
Other assets	4.8
Intangible assets	473.7
Total identifiable assets acquired	652.4
Accounts payable	8.6
Accrued expenses	7.4
Other liabilities	5.0
Deferred tax liabilities	122.9
Net identifiable liabilities acquired	143.9
Goodwill	$447.2

Intangible assets and property, plant and equipment balances comprise the following:

	Fair Value	Estimated Useful Lives
Patented/Unpatented Technology	$164.1	10 years
Customer/Distributor Relationships	198.6	15 years
In-Process Research & Development	5.0	N/A
Trade Names/Trademarks	106.0	Indefinite
Total Fair Value	$473.7

Machinery and Equipment	$17.6	5 years
Converting Machines	90.4	3 - 7 years
Buildings and Improvements	7.4	15 years
Land	4.1	N/A
Total Fair Value	$119.5

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

Transaction costs incurred in the Ranpak Business Combination totaled $48.0 million. Of this amount, $12.6 million was classified as debt issuance costs, including $1.7 million presented as assets and $10.9 million presented as a reduction to debt within the Consolidated Balance Sheets. Transaction costs expensed in the Successor Period amounted to $0.3 million, with an additional $7.4 million expensed in the 1H Predecessor Period within income from operations in the Consolidated Statements of Operations.

Amount
Deferred financing costs
Presented as a reduction to debt	$10.9
Presented as an asset	1.7
Total deferred financing costs	12.6
Transaction costs (including $11.3 million of IPO costs)	25.6
Payment of accrued transaction costs	9.8
Total Ranpak Business Combination transaction costs	$48.0

The following unaudited information represents the supplemental pro forma results of the Company’s Consolidated Statements of Operations as if the Ranpak Business Combination occurred on January 1, 2018, for 2019 and 2018 after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expense resulting from changes in debt (in millions):

	Year Ended December 31,
	2019	2018
Net revenue	$273.6	$266.1
Net loss	$(9.7)	$(3.9)

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

Additionally, the e3neo Purchase Agreement contains an earn-out provision whereby the seller may be entitled to receive an earn-out payment in an amount up to the greater of (i) $2.6 million (the “Minimum Earn-Out Amount”), and (ii) the trailing twelve (12) month earnings before income taxes, depreciation and amortization of the business calculated as of December 31, 2020 multiplied by forty-eight percent (48%).  In order to be eligible to receive the Minimum Earn-Out Amount pursuant to the purchase agreement, e3neo must have caused the business to receive purchase orders from customers and receive sign-off from customers upon completion of a successful factory acceptance test related to certain next generation machines on or before December 31, 2019 subject to reasonable approval of the Company. The conditions of the earn-out were not achieved and the Company agreed to a settlement arrangement with the former majority owner of e3neo, which was approved by French authorities and finalized on April 21, 2020.  The arrangement

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

provides for a payment to the earn-out counterparties in the amount of approximately $1.6 million and also provides the former majority owner of e3neo severance from the Company, including non-compete and consulting amounts under French law.  Approximately $1.4 million was accrued at December 31, 2019.  All amounts were paid by the end of October 2020.

Note 11 — Long-Term Debt

In connection with the Closing of the Ranpak Business Combination, Ranger Pledgor LLC (“Holdings”), Ranger Packaging LLC (the “U.S. Borrower”), and Ranpak B.V. (the “Dutch Borrower” and together with the U.S. Borrower, the “Borrowers”), entered into a First Lien Credit Agreement that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures seven years after the closing date and the Revolving Facility matures five years after the closing date. In December 2019, the Company closed on a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility.  As of December 31, 2020 and December 31, 2019, no amounts were outstanding under the Revolving Facility.

Long-term debt consisted of the following:

	December 31, 2020	December 31, 2019
First Lien Dollar Term Facility	$270.9	$270.9
First Lien Euro Term Facility	168.9	157.3
Deferred financing costs, net	(6.6)	(7.8)
Total debt	433.2	420.4
Less: current portion	(0.5)	(1.6)
Long-term debt	$432.7	$418.8

Maturities of the First Lien Term Facility at December 31, 2020 are as follows:

Year Ended	Amount
2021	$1.7
2022	1.7
2023	1.7
2024	1.7
2025	1.7
Thereafter	431.3
Total	$439.8

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (i) an adjusted eurocurrency rate or (ii) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of December 31, 2020 and December 31, 2019, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings.  The interest rate for the First Lien Dollar Term Facility as of December 31, 2020 and December 31, 2019 was 3.91% and 5.70%, respectively.  The interest rate for the First Lien Euro Term Facility as of December 31, 2020 and December 31, 2019 was 3.75% and 4.00%, respectively.

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The obligations of (i) the U.S. Borrower under the Facilities and certain of its obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by Holdings and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Holdings (together with Holdings, the “U.S. Guarantors”) and (ii) the Dutch Borrower under the Facilities are unconditionally guaranteed by the U.S. Borrower, the U.S. Guarantors and each existing and subsequently acquired or organized direct or indirect wholly-owned Dutch organized restricted subsidiary of Holdings (the “Dutch Guarantors”, and together with the U.S. Guarantors, the “Guarantors”), in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that obligations of the U.S. Borrower and U.S. Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries.  We were in compliance with all financial covenants as of December 31, 2020.

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

Among other things, the Amendment No. 1 amends the Credit Agreement such that (i) the requirement of the Borrowers to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (ii) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10,000,000 and 10% of Consolidated AEBITDA (as defined in the Credit Agreement) (increased from the greater of $7,000,000 and 7% of Consolidated AEBITDA) as of the last day of the most recently ended four fiscal quarter period for which financial statements have been delivered.

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

Under the First Lien Term Facility agreement, our lower leverage ratio at December 31, 2020 requires us to pay our lenders an $8.2 million Exit Payment, which we will pay in the first quarter of 2021.  This amount is included in interest expense, net and accrued liabilities.

Deferred financing costs represent costs incurred in connection with the issuance or amendment of the Company’s debt agreements. Deferred financing costs are amortized over the terms of the related debt and recognized as a component of interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Deferred financing costs related to our term loans are included in long-term debt on the Consolidated Balance Sheets.  Deferred financing costs related to our Revolving Facility are included in other assets.  The following table presents deferred financing costs as of December 31, 2020 and 2019:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	December 31, 2020	December 31, 2019
Deferred financing costs	$12.7	$10.7
Accumulated amortization	(4.9)	(3.2)
Deferred financing costs, net	$7.8	$7.5

As a result of the $107.7 million debt payment made in December 2019, the Company accelerated the amortization of approximately $2.0 million of deferred financing costs.

Note 12 — Derivative Instruments

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

Additionally, on September 25, 2019, we designated as cash flow hedges the Amended January 2019 Swap and the September 2019 Swap and applied hedge accounting.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount.  Changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

On March 27, 2020, we entered into an interest rate swap that amended the Amended January 2019 Swap to a lower rate of 2.1% and extended the maturity to June 1, 2024 (the “Second Amended January 2019 Swap”).  We designated the Second Amended January 2019 Swap as a cash flow hedge and applied hedge accounting.

A summary of our interest rate swaps is as follows:

Interest Rate Swap Agreements	Designation	Maturity Date	Rate	Notional Value	Debt Instrument Hedged	Percentage of Debt Instrument Outstanding
December 31, 2020
September 2019 Swap	Cash flow hedge	June 1, 2023	1.50%	$50.0	First Lien Dollar Term Facility	18%
Second Amended January 2019 Swap	Cash flow hedge	June 1, 2024	2.09%	200.0	First Lien Dollar Term Facility	74%
				$250.0		92%

December 31, 2019
September 2019 Swap	Cash flow hedge	June 1, 2023	1.50%	$50.0	First Lien Dollar Term Facility	18%
Amended January 2019 Swap	Cash flow hedge	June 1, 2023	2.31%	200.0	First Lien Dollar Term Facility	74%
				$250.0		92%

The Second Amended January 2019 Swap contains an insignificant financing element that is amortized over the term of the hedging relationship.  We recognized a loss on the interest rate swaps of $2.2 million in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) in 2020.

As of December 31, 2020, we anticipate having to reclassify $4.6 million from accumulated other comprehensive income into earnings during the next twelve months to offset the variability of the hedged items during this period.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The following table summarizes the total fair value of derivative assets and liabilities and the respective classification in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.  The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 14, “Fair Value Measurement”:

Interest Rate Swap Agreements	Balance Sheet Classification	December 31, 2020	December 31, 2019
Designated as cash flow hedges	Accrued liabilities and other	$4.6	$0.4
Designated as cash flow hedges	Other liabilities	9.6	4.6
		$14.2	$5.0

The following table presents the effect of our derivative financial instruments on our Consolidated Statements of Operations.  The income effects of our derivative activities are reflected in interest expense.  There were no gains or losses recorded prior to June 3, 2019:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
	2020	December 31, 2019	– June 2, 2019	December 31, 2018
Total interest expense presented in the statement of operations	$30.2	$27.3	$20.2	$30.9
Interest rate swap agreements designated as cash flow hedges	2.2	(0.1)	-	-
Interest rate swap agreements not designated as cash flow hedges	$-	$(6.5)	$-	$-

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the Consolidated Statements of Changes in Shareholders’ Equity that reports our other comprehensive income (loss) that has not been reported as part of net income (loss).  The components of accumulated other comprehensive income (loss) at December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$17.9	$-	$17.9
Unrealized gain (loss) on interest rate swaps	(9.9)	2.7	(7.2)
Total	$8.0	$2.7	$10.7

	December 31, 2019
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$1.7	$-	$1.7
Unrealized gain (loss) on interest rate swaps	1.4	0.3	1.7
Total	$3.1	$0.3	$3.4

The following table presents the changes in accumulated other comprehensive income (loss) by component for 2020 and 2019:

	Year Ended December 31, 2020
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$1.7	$1.7	$3.4
Other comprehensive income (loss)
before reclassifications	16.2	(8.8)	7.4
Amounts reclassified from accumulated
other comprehensive income (loss)	-	(0.1)	(0.1)
Ending balance	$17.9	$(7.2)	$10.7

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	Year Ended December 31, 2019
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$4.0	$-	$4.0
Other comprehensive income (loss)
before reclassifications	(2.3)	1.8	(0.5)
Amounts reclassified from accumulated
other comprehensive income (loss)	-	(0.1)	(0.1)
Ending balance	$1.7	$1.7	$3.4

The following tables present the reclassifications out of accumulated other comprehensive income (loss) for 2020 and 2019:

Year Ended December 31, 2020
Details about accumulated other comprehensive income (loss)	Reclassification	Affected line item on statement
Change in fair value of derivative swap agreements
Interest rate swap agreements	$2.5	Interest expense, net
Tax effect	(2.4)	Income tax benefit
Total reclassifications	$0.1	Net of tax

Year Ended December 31, 2019
Details about accumulated other comprehensive income (loss)	Reclassification	Affected line item on statement
Change in fair value of derivative swap agreements
Interest rate swap agreements	$0.4	Interest expense, net
Tax effect	(0.3)	Income tax expense (benefit)
Total reclassifications	$0.1	Net of tax

Note 14 — Fair Value Measurement

Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

•	Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•

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

•	Level 3 — Unobservable inputs that are supported by little or no market activities.

The carrying values of cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of December 31, 2020 and December 31, 2019. The carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of December 31, 2020 and December 31, 2019:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2020
Current and long-term debt	$439.8	$-	$439.8	$-
Interest rate swap agreements liability	$14.2	$-	$14.2	$-

December 31, 2019
Current and long-term debt	$428.2	$-	$428.2	$-
Interest rate swap agreements liability	$5.0	$-	$5.0	$-

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

Note 15 — Employee Benefit Plans

Defined Contribution Plan.  The Company maintains a 401(k) defined contribution savings and retirement plan (the “Plan”) for substantially all of its U.S. employees. Subject to Internal Revenue Code limitations, an employee may elect to contribute an amount up to 25% of compensation during each plan year. The Plan provides for matching contributions of 50% of each employee’s voluntary contributions up to a maximum matching contribution of 3% of the employee’s compensation. The Plan also permits unmatched employee after-tax contributions subject to certain limitations. Total employer contributions made under the Plan were approximately $0.4 million, $0.2 million, $0.1 million, and $0.3 million for 2020, the Successor Period, the 1H 2019 Predecessor Period, and 2018, respectively.

Multiemployer Benefit Plan.  The Company maintains and participates in multiemployer benefit plans in various countries. The largest of these plans is the Corporate Pension Fund for Cardboard and Flexible Packaging Business, in the Netherlands, which provides retirement benefits to Ranpak B.V. employees. In accordance with the collective labor agreements and Dutch laws, employee and employer contributions are paid to a third-party retirement fund administrator. Per Dutch laws, the retirement plans are required to be fully funded. Employer contributions into these various multiemployer plans were $4.1 million, $1.9 million, $1.6 million, and $3.3 million for 2020, the Successor Period, the 1H 2019 Predecessor Period, and 2018, respectively.

Note 16 — Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the Tax Cuts and Jobs Act (the “TCJA”). The TCJA made broad and complex changes to the U.S. tax code, including, a reduction in the U.S. federal corporate income tax rate from 35.0% to 21.0%.  We recorded a net tax benefit of $28.9 million through the provision for income taxes in 2018 and 2017. This tax benefit was primarily related to impact of the change in U.S. federal corporate income tax rates on deferred taxes and the one-time transition tax. An additional tax liability related to the one-time transition tax of $0.7 million was recorded on the opening balance sheet in accordance with purchase accounting.

The components of earnings before income tax expense (benefit) were as follows:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
	2020	December 31, 2019	– June 2, 2019	December 31, 2018
Domestic	$(26.8)	$(16.4)	$(18.6)	$(4.0)
Foreign	2.2	(3.5)	(5.3)	(11.7)
Total	$(24.6)	$(19.9)	$(23.9)	$(15.7)

The components of our income tax expense (benefit) were as follows:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
	2020	December 31, 2019	– June 2, 2019	December 31, 2018
Current tax expense
Federal	$(0.5)	$1.4	$1.1	$2.8
State	0.3	0.5	0.2	1.1
Foreign	4.0	2.2	1.3	3.2
Total current tax expense	3.8	4.1	2.6	7.0
Deferred tax expense (benefit)
Federal	(3.8)	(6.9)	(4.4)	(4.8)
State	(1.9)	0.8	(0.9)	(1.2)
Foreign	0.7	(0.7)	(2.2)	(8.0)
Total deferred tax expense (benefit)	(5.0)	(6.8)	(7.5)	(14.1)
Total income tax expense (benefit)	$(1.2)	$(2.7)	$(4.9)	$(7.1)

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense (benefit) are summarized as follows:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
	2020	December 31, 2019	– June 2, 2019	December 31, 2018
Income tax benefit at statutory rate	$(5.2)	$(4.2)	$(5.0)	$(3.3)
U.S. State income taxes	(1.7)	1.2	(0.7)	(0.1)
Tax related to foreign activities	0.4	2.3	0.5	(2.4)
U.S. Federal tax credits	(0.4)	(0.1)	-	(0.4)
Foreign currency gains/(losses)	-	-	-	0.8
Return to provision adjustments	0.5	-	-	-
Remeasurement of deferred taxes	3.8	-	-	(0.2)
Transition tax related to the TCJA	-	-	-	0.2
U.S. Foreign income tax credits from amended tax returns	-	-	-	(1.8)
Global intangible low-taxed income	1.3	0.3	-	0.6
Foreign-derived intangible income deduction	(0.1)	(0.6)	(0.1)	(0.5)
Non-deductible transaction costs	-	-	0.6	-
Other, net	0.2	(1.4)	(0.1)	(0.1)
Income tax expense (benefit)	$(1.2)	$(2.7)	$(4.9)	$(7.1)

Effective tax rate	6.2%	13.3%	20.5%	45.0%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future.  Deferred tax assets (liabilities) consisted of the following:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	December 31, 2020	December 31, 2019
Deferred tax assets
Unrealized foreign currency exchange	$1.8	$0.1
Stock awards	1.5	0.4
Net operating losses and credits	1.7	2.0
Non-deductible interest carryforward	4.7	7.4
Other	2.9	1.3
Total deferred tax assets	12.6	11.2
Valuation allowance	(1.1)	(1.3)
Deferred tax assets, net	11.5	9.9
Deferred tax liabilities
Depreciation	(13.7)	(14.4)
Amortization	(107.6)	(110.7)
Total deferred tax liabilities	(121.3)	(125.1)
Deferred tax assets (liabilities), net before unrecognized tax benefits	(109.8)	(115.2)
Deferred tax impact of unrecognized tax benefits	0.2	0.2
Deferred tax assets (liabilities), net after unrecognized tax benefits	$(109.6)	$(115.0)

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

As of December 31, 2020 and 2019, we had $1.6 million and $2.0 million, respectively, in federal net operating loss carryforwards that expire in 2031 through 2037; $0.3 million and $0.2 million, respectively, of tax benefits related to state net operating loss carryforwards, which expire in 2021 through 2036; and $4.0 million and $5.1 million, respectively, of foreign net operating loss carryforwards, a portion of which expire in 2024 through 2025, with the remainder subject to an indefinite carryforward period. Management believes it is not more likely than not that a portion of the foreign net operating losses will be utilized. In recognition of this risk, we have provided a valuation allowance at December 31, 2020 and 2019 of $1.1 million and $1.3 million, respectively, of valuation allowance which was recorded through income tax expense.

In the U.S., IRC Section 382 imposes a limitation on the utilization of net operating losses (“NOL”), credit carryforwards, built-in losses, and built-in deductions after an ownership change. We experienced an ownership change within the meaning of IRC Section 382 as a result of the Ranpak Business Combination. We performed a calculation of this limitation and determined the carryforwards will not be restricted or limited.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2020 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.  As of December 31, 2020, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $67.2 million. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

We recorded a net deferred tax liability of $122.9 million in accordance with purchase accounting associated with the Ranpak Business Combination.  Refer to Note 10, “Acquisition,” to the notes to our Consolidated Financial Statements for further detail.

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions.  As of December 31, 2020, tax years 2017 through 2020 are subject to examination by the tax authorities.

The components of our unrecognized tax benefits were as follows:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
	2020	December 31, 2019	– June 2, 2019	December 31, 2018
Unrecognized income tax benefits at the beginning of the period	$1.4	$0.6	$0.6	$1.8
Increases related to prior year tax positions	-	0.2	-	-
Decreases related to prior year tax positions	-	-	-	(1.2)
Increases related to current year tax positions	1.4	0.6	-	0.2
Foreign currency impact	0.1	-	-	(0.1)
Unrecognized income tax benefits at the end of the period	$2.9	$1.4	$0.6	$0.6

As of December 31, 2020 and 2019, we had unrecognized income tax benefits of $1.4 million and $0.6 million, respectively, that would impact the effective tax rate if recognized.  As of December 31, 2020 and 2019, we had accrued interest and penalties of $0.3 million.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the Consolidated Statement of Operations.  Accrued interest and penalties are included accrued liabilities and other in the Consolidated Balance Sheets.  Pursuant to ASC 740, as of each balance sheet date, we assess our uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.  During 2020, based on new information in an ongoing examination over the 2017 through 2019 tax years by the tax authorities in the Netherlands, we recognized an additional uncertain tax position of $1.3 million relating to positions which are no longer more-likely-than-not sustainable.  We anticipate resolving this matter within the next twelve months.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law.  The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses and individuals to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate AMT credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent (special partnership rules apply); and fix the “retail glitch” for qualified improvement property in the TCJA (TCJA, Public Law 115-97).  ASC 740 requires that the tax effects of changes in tax laws or rates be recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment.  We recorded any applicable impact from the CARES Act in the first quarter of 2020.

Note 17 — Asset Retirement Obligation

Asset retirement obligations as a result of required land remediation or reclamation activities are recorded in other non-current liabilities in the Consolidated Balance Sheets.  Accretion expense is immaterial.  Changes in the asset retirement obligation during 2020 was as follows:

	Year Ended December 31,
	2020	2019
Beginning balance	$0.7	$-
Purchase accounting	-	0.7
Additions and adjustments	-	-
Ending balance	$0.7	$0.7

Note 18 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business.  Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable.  While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company.  There are no amounts required to be reflected in these consolidated financial statements related to contingencies for 2020 and 2019.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Leases

Certain office and warehouse facilities, transportation vehicles and data processing equipment are leased.  Total rental expense for these leases was $2.1 million, $1.0 million, $0.7 million, and $1.6 million in 2020, the Successor Period, the 1H 2019 Predecessor Period, and 2018, respectively.  Minimum lease payments required under non-cancelable operating leases at December 31, 2020, with terms in excess of one year, are as follows:

Year Ended	Amount
2021	$2.8
2022	2.3
2023	1.4
2024	1.0
2025	0.8
Thereafter	0.2
Total	$8.5

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

Note 19 — Stock-Based Compensation

We expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  Stock compensation expense is recorded in selling, general, and administrative expenses in the Consolidated Statements of Operations.  Awards granted are recognized as compensation expense based on the grant date fair value, estimated in accordance with ASC 718, Compensation - Stock Compensation.  The grant date fair value is the closing price of our stock on the grant date.  Failure to satisfy the threshold service or performance conditions results in the forfeiture of shares.  Forfeiture of share awards with service conditions or performance-based restrictions results in a reversal of previously recognized share-based compensation expense so long as the awards were probable of vesting.  Stock compensation expense includes actual forfeitures incurred.

The table below summarizes certain data for our stock-based compensation plans:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019
	2020	December 31, 2019	– June 2, 2019
Stock-based compensation expense	$7.2	$1.7	$-
Tax (expense) benefit for stock-based compensation	1.5	0.3	-
Fair value of vested awards	$8.7	$2.0	$-

Our shareholders approved the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Plan”) at the Annual Meeting of Shareholders on February 20, 2019.  The purpose of the 2019 Plan is to motivate and reward employees and other individuals to perform at their highest level and contribute significantly to the success of the Company.  The 2019 Plan is an omnibus plan that may provide these incentives through grants of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU” or

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

“RSUs”), performance awards, other cash-based awards and other stock-based awards (collectively, the “Awards”) to employees, directors, or consultants of the Company.

As of December 31, 2020, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	4,118,055
Awards granted	(2,345,415)
Awards forfeited	743,576
Available for future awards	2,516,216

Awards vested	301,274

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

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2019	483,299	$9.30	-	$-
Granted	506,940	8.08	667,196	8.09
Vested	(253,392)	8.74	-	-
Forfeited	(66,992)	9.14	(116,700)	8.07
Outstanding at December 31, 2020	669,855	$8.60	550,496	$8.09

Director Stock Units — Members of the Company’s Board of Directors (“Director(s)”) may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement.  The retainers are paid quarterly, in arrears in the form of cash or stock at the Director’s election, and vest upon issuance.  These shares are priced at the closing price of the last business day of the calendar quarter.  Additionally, Directors are granted an annual award of RSUs of $0.1 million on the date of the annual shareholder meeting that vest on the date of the subsequent annual shareholder meeting.  The number of RSUs is determined by the closing price of Ranpak stock on that date.  These RSUs vest at the earlier of the (i) anniversary of the grant date or (ii) the following annual shareholder meeting.  The following table includes the number of shares granted and vested for Directors electing to receive retainer payments in shares:

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	-	$-
Granted	115,064	7.55
Vested	(34,850)	7.71
Balance at December 31, 2020	80,214	$7.48

Unrecognized compensation cost and weighted average periods remaining for non-vested Awards as of December 31, 2020 and 2019 are as follows:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	December 31, 2020	December 31, 2019
Unrecognized compensation cost
RSUs	$1.7	$2.9
PRSUs	$1.6	$-
Weighted average remaining period
RSUs	0.7 years	1.0 years
PRSUs	1.5 years	—

Note 20 — Shareholders’ Equity

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

Upon the closing of the Ranpak Business Combination, 3,854,664 of Class B shares were canceled and 7,395,336 of Class B shares were converted to 6,663,953 of Class A shares and 731,383 of Class C shares.  Certain of the Class B shares were subject to forfeiture conditions that carried over to the Class A shares.  At December 31, 2020, Ranpak had 6,847,836 Class A and Class C shares outstanding subject to forfeiture unless certain provisions are met as described below.  These shares will not participate in cash dividends or other cash distributions payable prior to the date the conditions have been satisfied.  Upon satisfaction, shareholders will be entitled to all cash dividends and other cash distributions from the closing of the Ranpak Business Combination.  As of December 31, 2020, there were no such cash dividends or other cash distributions potentially payable upon these conditions.

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

In January and February 2021, our stock performed above these trading thresholds and exceeded the consecutive trading day durations.  Therefore, all Class A and Class C shares will no longer be subject to the aforementioned surrender conditions.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Preferred Shares — The Company’s charter authorizes 1,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series.  The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series.  The Board of Directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects.  As of December 31, 2020, the Company had no preferred stock outstanding.

Warrants — On August 6, 2020, we commenced (i) an offer to each holder of our outstanding public warrants, forward purchase warrants, and private placement warrants (collectively, the “Warrants”), each to purchase shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), the opportunity to receive 0.22 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the public warrants and the forward purchase warrants to amend the Warrant Agreement, dated as of January 17, 2018, by and between the Company and Continental Stock Transfer & Trust Company, which governs all of the Warrants (the “Warrant Amendment”).  The approved Warrant Amendment permitted the Company to require that each warrant that is outstanding subsequent to the expiration of the Offer be converted into 0.198 shares of Class A common stock.  Further, the Warrant Amendment and its expiration on September 2, 2020 resulted in a valid tendering of 20,048,251 Warrants, or approximately 99.7% of the Warrants, resulting in 4,410,587 shares of Class A common stock issued in exchange for said Warrants.  As a result of the low number of Warrants remaining outstanding following the Offer, the NYSE delisted the remaining Warrants.  The remaining 60,493 Warrants were exchanged at the 0.198 ratio for 11,977 shares of Class A common stock on September 21, 2020.  We paid an immaterial amount for fractional shares converted to cash.  No Warrants remained after the exchanges.

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

Outstanding Shares — At December 31, 2020 and December 31, 2019, the Company had the following shares of common stock outstanding:

	December 31, 2020			December 31, 2019
	Class A	Class C	Total Common	Class A	Class C	Total Common
Shares outstanding not subject to an earn-out agreement	62,888,606	5,779,910	68,668,516	58,177,288	5,779,910	63,957,198
Shares subject to $15.00 earn-out	2,940,336	-	2,940,336	2,940,336	-	2,940,336
Shares subject to $12.50 earn-out	3,018,617	731,383	3,750,000	3,018,617	731,383	3,750,000
Shares subject to $12.25 earn-out	157,500	-	157,500	157,500	-	157,500
Total	69,005,059	6,511,293	75,516,352	64,293,741	6,511,293	70,805,034

As previously noted, in January and February 2021, our stock performed above these trading thresholds and exceeded the consecutive trading day durations.  Therefore, all Class A and Class C shares will no longer be subject to these earn-out conditions.

Translation adjustment—Translation adjustments recorded are a component of accumulated other comprehensive income in shareholders’ equity. The effects of translating financial statements of foreign operations into the Company’s reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income which is net of tax, where applicable.

Note 21 — Earnings (Loss) per Share

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

The Predecessor had one class of shares outstanding.  The Successor’s weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights.  The following tables set forth the computation of our loss per share:

	Successor		Predecessor
	Year Ended December 31,	June 3, 2019 –	January 1, 2019	Year Ended
	2020	December 31, 2019	– June 2, 2019	December 31, 2018
Numerator:
Net loss	$(23.4)	$(17.2)	$(19.0)	$(8.6)
Net loss attributable to common stockholders for basic and diluted EPS	$(23.4)	$(17.2)	$(19.0)	$(8.6)

Denominator:
Basic weighted average common shares outstanding	72,434,802	55,392,201	995	995
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Diluted weighted average common shares outstanding	72,434,802	55,392,201	995	995

Loss per share attributable to common stockholders
Basic	$(0.32)	$(0.31)	$(19,195.40)	$(8,697.61)
Diluted	$(0.32)	$(0.31)	$(19,195.40)	$(8,697.61)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Year Ended December 31,	June 3, 2019 –
	2020	December 31, 2019
Warrants on common stock	-	20,108,741
RSUs and PRSUs	1,040,464	496,331
Total antidilutive securities	1,040,464	20,605,072

Note 22 — Transactions with Related Parties

Shared Services Agreement

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak.  Total fees under the agreement amounted to approximately $0.5 million and $0.4 million for 2020 and 2019, respectively.

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

Subscription Agreements and Reallocation Agreement

One Madison Corporation entered into a subscription agreement, pursuant to which, as amended, certain shareholders, including our Chairman & Chief Executive Officer (“CEO”), another of our directors, our chief financial officer and members of his immediate family, and one of our significant shareholders may be required to surrender to Ranpak certain of their shares (referred to as founder shares) if the closing price of the Class A common stock (or any successor class of listed common shares) equals or exceeds $12.50 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period or Ranpak completes a liquidation, merger, share exchange or other similar transaction that results in all of its common shareholders having the right to exchange their common equity for consideration in cash, securities or other property which equals or exceeds $12.50 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) in the five year period following the consummation of the Ranpak Business Combination (the “Earnout”).  As previously noted, in the first quarter of 2021, our stock performed above these thresholds and exceeded the necessary durations where the applicable shares are no longer subject to these surrender conditions.

One Madison Corporation also entered into a reallocation agreement with certain investors, including our Chairman & CEO, another of our directors, our chief financial officer and members of his immediate family, and one of our significant shareholders, who provided equity financing for the Ranpak Business Combination under the forward purchase agreements and the subscription agreements, pursuant to which the shares subject to the Earnout and the rights to acquire 5,000,000 warrants to purchase Class A shares arising under the forward purchase agreements were reallocated among all equity financing investors pro rata based on the aggregate amount of equity financing provided by such equity financing investors under the forward purchase agreements and the subscription agreements. The Class B ordinary shares owned by each party to the reallocation agreement following the reallocation are subject to the provisions in the forward purchase agreement relating to Class B ordinary shares, including with respect to the voting of, transfer and forfeiture and waiver of redemption rights with respect to such Class B ordinary shares, or, for the parties to the reallocation agreement that are not party to a forward purchase agreement, the provisions substantially similar to such forward purchase agreement provisions that are set forth on an exhibit to the reallocation agreement.  In September 2020, we exchanged all of the outstanding warrants for approximately 4.4 million shares of Class A common stock.  Included in this transaction were the 5.0 million warrants discussed above, which were exchanged for 1.1 million shares.  See Note 20, “Shareholders’ Equity” for further detail.

Stock Purchase Agreement

Ranpak is subject to certain continuing obligations to indemnify the former directors and officers of Rack Holdings Inc. for certain costs, damages and liabilities pursuant to the Stock Purchase Agreement dated December 12, 2018, pursuant to which One Madison Corporation purchased Rack Holdings Inc.

Monitoring Fee Arrangement

Rack Holdings had a monitoring fee agreement, with Rhône Capital IV L.P., a related party, which required Rack Holdings to pay 1% of projected annual earnings before interest, taxes and depreciation and amortization in advance of each semi-annual period, adjusted retroactively up or down, plus reimbursement of other expenses.  As of June 3, 2019, upon the Closing of the Ranpak Business Combination and change in control, this monitoring fee was eliminated.  Monitoring fee and reimbursement expenses are immaterial but are included in selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the 1H 2019 Predecessor Period.

Note 23 — Quarterly Financial Data (Unaudited)

Pursuant to the November 2020 Amendments, we elect to provide disclosure consistent with the recent amendments to Regulation S-K, Item 302(a), which amend and streamline the requirement to disclose quarterly financial data to circumstances when there are one or more retrospective changes that pertain to our Consolidated Statements of Operations and Comprehensive Income (Loss).  We have no material retrospective changes to our Consolidated Statements of Operations and Comprehensive Income (Loss) that would warrant such quarterly disclosure.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives of such controls and procedures.  Our management, under the supervision and with the participation of our CEO (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based on that evaluation, our CEO and CFO have each concluded that such disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us.  Under the supervision and with the participation of our CEO and CFO, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management, including our CEO and CFO, concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Remediation of Previously Reported Material Weaknesses

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2019 as a result of the following material weaknesses:

•

Control Environment – we had insufficient internal resources with appropriate knowledge and expertise to design, implement, document, and operate effective internal controls around our financial reporting process;

•

Risk Assessment – we did not have an effective risk assessment process that defined clear financial reporting objectives that identified and evaluated risks of misstatement due to errors over certain financial reporting processes or developed internal controls to mitigate those risks; and

•

Control Activities – the Ranpak Business Combination was a complex business acquisition transaction.  The complexity of this transaction combined with insufficient levels of staff with public company and applicable U.S. GAAP expertise contributed to errors to previously issued financial statements contained in the Quarterly Reports on Form 10-Q for the periods ending as of June 30, 2019 and September 30, 2019, as further described in Note 21 to the consolidated financial statements contained in the 2019 10-K. As a consequence of the ineffective control environment and risk assessment components, we did not design, implement, and maintain effective control activities at the transaction level over the Ranpak Business Combination to mitigate the risk of material misstatement in financial reporting, which impacted our financial reporting processes and related control activities in the application of U.S. GAAP, as it related to the accounting for the Ranpak Business Combination.

To remediate the material weaknesses described above and enhance our internal control over financial reporting, management hired qualified staff in accounting, financial reporting, tax analysis and reporting, and internal controls throughout 2020.  Additionally, we engaged a third-party service provider to assist in designing and implementing appropriate internal control over financial reporting.  As a result of these actions, and the evidence obtained in validating the design and operating effectiveness of the controls, management has determined that the material weaknesses have been remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Except as described above under “Remediation of Previously Reported Material Weaknesses,” there were no changes in our internal control over financial reporting during 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” and “Delinquent Section 16(a) Reports,” in the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 11.  EXECUTVE COMPENSATION

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1)	Consolidated Financial Statements – See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.
2)	Schedule II – Valuation and Qualifying Accounts and Reserves for 2020, 2019, and 2018, included below.
3)	Exhibits – The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Ranpak Holdings Corp.

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2020, 2019, 2018

(in millions)

		Charged to Cost
	Beginning Balance	and Expenses	Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2020	$0.2	$0.3	$-	$0.5
Year ended December 31, 2019	0.2	0.1	(0.1)	0.2
Year ended December 31, 2018	$0.1	$0.1	$-	$0.2

Inventory Obsolescence Reserve:
Year ended December 31, 2020	$0.3	$0.8	$(0.1)	$1.0
Year ended December 31, 2019	0.3	0.2	(0.2)	0.3
Year ended December 31, 2018	$0.2	$0.1	$-	$0.3

Valuation Allowance for Net Deferred Tax Assets:
Year ended December 31, 2020	$1.3	$0.2	$(0.4)	$1.1
Year ended December 31, 2019	0.6	0.7	-	1.3
Year ended December 31, 2018	$0.4	$0.2	$-	$0.6

ITEM 16.  FORM 10-K SUMMARY

None.

EXHIBIT INDEX

The following is a list of all exhibits filed as part of this Report, including those incorporated herein by reference.

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

4.1

Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019

4.2

Form of Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-220956), filed with the SEC on January 5, 2018)

4.3

Warrant Agreement, dated January 17, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 22, 2018)

4.4

Amendment No. 1 to Warrant Agreement, dated as of September 3, 2020, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on September 3, 2020)

4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Warrant Exchange Agreement, dated March 27, 2019, among the Company and the Investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on March 28, 2019)

10.2

Second Amendment, dated May 13, 2019, to the Securities Subscription Agreement, dated July 18, 2017, as amended on December 1, 2017, by and between One Madison Corporation and One Madison Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.3

Consent of Holders of Class B Shares, dated May 13, 2019, among certain holders of Class B Shares (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.4

First Lien Credit Agreement, dated as of June 3, 2019, by and among Ranger Pledgor LLC, the financial institutions party thereto, and Goldman Sachs Lending Partners LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.5

Offer Letter Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Omar Asali (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.6

Offer Letter Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Michael A. Jones (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.7

Form of Performance Restricted Stock Unit Award Agreement for named executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.8	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

Exhibit No.	Description

10.9	Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (No. 333-233154), filed with the SEC on August 8, 2019)

10.10

Amendment No. 1 to the First Lien Credit Agreement, dated February 14, 2020 among Ranger Packaging LLC, Ranpak B.V., Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on February 19, 2020)

10.11

Severance and Non-Competition Agreement, dated November 1, 2015, by and between Ranpak Corp. and Antonio Grassotti (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.12

Offer Letter Agreement, dated May 26, 2009, by and between Ranpak B.V. and Eric J.M. Laurensse (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.13

Form of Alternate Time-Vesting Restricted Stock Unit Agreement (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.14

Borrower Assumption Agreement, dated July 1, 2020, among Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC and Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 0001-38348), filed with the SEC on July 30, 2020)

21.1*	List of Subsidiaries of Ranpak Holdings Corp.

23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

24.1*	Power of Attorney (included on Signatures page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ranpak Holdings Corp.

Date:	March 4, 2021	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Omar M. Asali and William Drew, and each of them individually, to act severally as his or her attorneys-in-fact and agent, with full power and authority, including the power of substitution and resubstitution, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this Report, which amendments or supplements may make changes and additions to this Report as such attorneys-in-fact, or any of them, may deem necessary or appropriate.

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Omar M. Asali	Chairman and Chief Executive Officer	March 4, 2021
Omar M. Asali	(principal executive officer)

/s/ William Drew	Senior Vice President and Chief Financial Officer	March 4, 2021
William Drew	(principal financial and accounting officer)

/s/ Thomas F. Corley	Director	March 4, 2021
Thomas F. Corley

/s/ Pamela El	Director	March 4, 2021
Pamela El

/s/ Michael Gliedman	Director	March 4, 2021
Michael Gliedman

/s/ Michael A. Jones	Director	March 4, 2021
Michael A. Jones

/s/ Robert C. King	Director	March 4, 2021
Robert C. King

/s/ Steve Kovach	Director	March 4, 2021
Steve Kovach

/s/ Salil Seshadri	Director	March 4, 2021
Salil Seshadri

/s/ Alicia Tranen	Director	March 4, 2021
Alicia Tranen

/s/ Kurt Zumwalt	Director	March 4, 2021
Kurt Zumwalt