Form 10-Q
period 2021-03-31
Ranpak Holdings Corp.
filed 2021-05-07
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 4, 2021, the registrant had 72,935,677 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2021 and 2020

Unaudited Condensed Consolidated Balance Sheets – March 31, 2021 and December 31, 2020

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020

Notes to the Unaudited Condensed Consolidated Financial Statements

1

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Paper revenue	$74.8	$53.4
Machine lease revenue	10.8	8.5
Other revenue	2.1	1.5
Net revenue	87.7	63.4
Cost of goods sold	51.4	36.6
Gross profit	36.3	26.8
Selling, general and administrative expenses	19.1	19.6
Depreciation and amortization expense	8.7	7.5
Other operating expense, net	0.8	0.3
Income (loss) from operations	7.7	(0.6)
Interest expense	5.6	6.2
Foreign currency gain	(3.6)	(1.5)
Income (loss) before income tax benefit	5.7	(5.3)
Income tax benefit	(0.6)	(1.7)
Net income (loss)	$6.3	$(3.6)

Two-class method
Earnings (loss) per share
Basic	$0.09	$(0.05)
Diluted	$0.08	$(0.05)
Class A – earnings (loss) per share
Basic	$0.09	$(0.05)
Diluted	$0.08	$(0.05)
Class C – earnings (loss) per share
Basic	$0.08	$(0.05)
Diluted	$0.08	$(0.05)

Weighted average number of shares outstanding - Class A and C
Basic	73,559,340	70,862,576
Diluted	76,248,514	70,862,576

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(8.4)	$(4.0)
Interest rate swap adjustments	2.6	(10.1)
Total other comprehensive loss, before tax	(5.8)	(14.1)
Benefit from income taxes related to other comprehensive income (loss)	0.6	(2.3)
Total other comprehensive loss, net of tax	(6.4)	(11.8)
Comprehensive loss, net of tax	$(0.1)	$(15.4)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Condensed Consolidated Balance Sheets

(in millions, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$40.5	$48.5
Accounts receivable, net	41.6	39.1
Inventories, net	21.0	16.1
Income tax receivable	2.3	0.1
Prepaid expenses and other current assets	3.4	3.4
Total current assets	108.8	107.2

Property, plant and equipment, net	121.1	124.4
Operating lease right-of-use assets, net	6.6	-
Goodwill	453.6	458.4
Intangible assets, net	429.2	440.6
Other assets	6.8	2.9
Total assets	$1,126.1	$1,133.5

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$26.7	$24.9
Accrued liabilities and other	23.6	30.7
Current portion of long-term debt	1.0	0.5
Operating lease liabilities, current	2.1	-
Deferred machine fee revenue	2.0	1.4
Total current liabilities	55.4	57.5

Long-term debt	427.0	432.7
Deferred tax liabilities	107.7	109.6
Derivative instruments	6.9	9.6
Operating lease liabilities, non-current	4.4	-
Other liabilities	0.9	1.2
Total liabilities	602.3	610.6

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at March 31, 2021 and December 31, 2020
Shares issued and outstanding: 69,343,361 and 69,005,059
at March 31, 2021 and December 31, 2020, respectively	-	-
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at March 31, 2021 and December 31, 2020
Shares issued and outstanding: 6,511,293 at March 31, 2021
and December 31, 2020	-	-
Additional paid-in capital	565.7	564.7
Accumulated deficit	(46.2)	(52.5)
Accumulated other comprehensive income	4.3	10.7
Total shareholders' equity	523.8	522.9
Total liabilities and shareholders' equity	$1,126.1	$1,133.5

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	64,293,741	$-	6,511,293	$-	$557.5	$(29.1)	$3.4	$531.8
Stock-based awards vested and distributed	51,603	-	-	-	-	-	-	-
Issue Director shares	6,903	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.2	-	-	2.2
Net loss	-	-	-	-	-	(3.6)	-	(3.6)
Other comprehensive loss	-	-	-	-	-	-	(11.8)	(11.8)
Balance at March 31, 2020	64,352,247	$-	6,511,293	$-	$559.7	$(32.7)	$(8.4)	$518.6

Balance at December 31, 2020	69,005,059	$-	6,511,293	$-	$564.7	$(52.5)	$10.7	$522.9
Stock-based awards vested and distributed	332,718	-	-	-	(1.7)	-	-	(1.7)
Issue Director shares	5,584	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.7	-	-	2.7
Net income	-	-	-	-	-	6.3	-	6.3
Other comprehensive loss	-	-	-	-	-	-	(6.4)	(6.4)
Balance at March 31, 2021	69,343,361	$-	6,511,293	$-	$565.7	$(46.2)	$4.3	$523.8

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$6.3	$(3.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17.9	14.5
Amortization of deferred financing costs	0.4	0.4
Loss on disposal of fixed assets	0.2	0.3
Deferred income taxes	(1.4)	1.7
Amortization of initial value of hedging instrument	(0.2)	-
Currency gain on foreign denominated debt and notes payable	(3.6)	(1.6)
Amortization of restricted stock units	2.7	2.2
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(3.0)	6.1
(Increase) decrease in inventory	(5.5)	(2.1)
(Increase) decrease in prepaid expenses and other assets	0.1	-
Increase (decrease) in accounts payable	1.8	1.0
Increase (decrease) in accrued liabilities	(0.3)	(1.7)
Change in other assets and liabilities	(2.9)	(5.6)
Net cash provided by operating activities	12.5	11.6

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(8.0)	(8.6)
Other capital expenditures	(2.9)	(1.7)
Total capital expenditures	(10.9)	(10.3)
Patent and trademark expenditures	(0.3)	(0.2)
Net cash used in investing activities	(11.2)	(10.5)

Cash Flows from Financing Activities
Payments on term loans and credit facility	(0.4)	(0.4)
Payments on finance lease liabilities	(0.2)	-
Exit payment	(8.2)	-
Net cash used in financing activities	(8.8)	(0.4)

Effect of Exchange Rate Changes on Cash	(0.5)	(0.2)
Net Increase (Decrease) in Cash and Cash Equivalents	(8.0)	0.5
Cash and Cash Equivalents, beginning of period	48.5	19.7
Cash and Cash Equivalents, end of period	$40.5	$20.2

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2020, 2019, and 2018, which are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”).

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

Recently Adopted Accounting Standards — On January 1, 2021, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months and recognize expense over the lease term.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

We elected to transition to ASC 842 using the modified retrospective method.  Prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous lease guidance, ASC Topic 840, Leases (“ASC 840”).  We elected to use the package of practical expedients permitted under the transition guidance.  We did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases.  For lease agreements that include lease and non-lease components, we elected to use the practical expedient on all leases entered into or modified after January 1, 2021 to combine lease and non-lease components for all classes of assets.  Additionally, we elected to not record on the balance sheet leases with a term of twelve months or less.

Adopting ASC 842 did not result in a material impact to our financial statements and disclosures.  Refer to Note 12, “Leases” for further detail.

Recently Issued Accounting Standards — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the FASB’s guidance on the impairment of financial instruments.  ASU 2016-13 adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses.  ASU 2016-13 was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.  On October 16, 2019, the FASB delayed the implementation of ASU 2016-13 for private companies until fiscal years beginning January 1, 2023.  Given our status as an EGC, we will adopt ASU 2016-13 in accordance with the private company guidance.  We are currently evaluating the impact that this new guidance will have on our financial position, results of operations, cash flows and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848):  Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).  The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform.  These expedients and exceptions do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients and that are retained through the end of the hedging relationship.  ASU 2020-04 is effective for all entities as of March 12, 2020 (the date of the issuance of ASU 2020-04) through December 31, 2022.  An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.  On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021.  Our existing indebtedness and interest rate swap agreements are based on one-month and three-month USD LIBOR tenors, which will transition in June 2023.  ASU 2020-04 is not applicable at this time.

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Accounts Receivable, net — The components of accounts receivable, net was follows:

	March 31, 2021	December 31, 2020
Accounts receivable	$42.1	$39.6
Allowance for doubtful accounts	(0.5)	(0.5)
Accounts receivable, net	$41.6	$39.1

At March 31, 2021 and December 31, 2020, certain customers’ accounts receivable balances exceeded 10% of accounts receivable.  At March 31, 2021, one customer accounted for approximately 11.6% of our accounts receivable balance.  At December 31, 2020, one customer accounted for approximately 12.9% of our accounts receivable balance.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Inventories, net — The components of inventories, net were as follows:

	March 31, 2021	December 31, 2020
Raw materials	$12.1	$9.8
Work-in-process	0.5	0.5
Finished goods	9.4	6.8
Total inventories	22.0	17.1
Reserve for obsolescence	(1.0)	(1.0)
Inventories, net	$21.0	$16.1

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	March 31, 2021	December 31, 2020
Land	$4.1	$4.2
Buildings and improvements	8.6	8.7
Machinery and equipment	17.1	15.3
Computer and office equipment	9.5	10.7
Converting machines	139.6	134.7
Total property, plant, and equipment	178.9	173.6
Accumulated depreciation	(57.8)	(49.2)
Property, plant, and equipment, net	$121.1	$124.4

Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
Depreciation expense included in	2021	2020
Cost of goods sold	$9.1	$7.0
Depreciation and amortization expense	1.4	0.5
Total depreciation expense	$10.5	$7.5

Accrued Liabilities and Other – The components of accrued liabilities and other was as follows:

	March 31, 2021	December 31, 2020
Employee compensation	$3.1	$2.6
Taxes	6.9	3.5
Professional fees	2.0	1.2
Bonus	2.2	6.0
Interest	1.9	1.9
Exit Payment	-	8.2
Interest rate swap liability, current portion	4.6	4.6
Other	2.9	2.7
Accrued liabilities and other	$23.6	$30.7

Under our credit agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders an $8.2 million exit payment (the “Exit Payment”), which was paid in the first quarter of 2021.

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information
Interest paid	$5.5	$6.2
Taxes paid	0.7	0.6
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$8.9	$-
Capital expenditures in accounts payable	$0.3	$1.8

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

We attribute revenue and gross profit to individual countries based on the selling location.  Our products are primarily sold from North America and Europe.  As previously noted, segment gross profit includes certain depreciation and amortization expenses that are included in cost of goods sold.

	Three Months Ended March 31,
	2021	2020
Revenue
North America	$28.1	$27.1
Europe/Asia	59.6	36.3
Net revenue	87.7	63.4

Segment gross profit
North America	9.7	10.8
Europe/Asia	26.6	16.0
Gross profit	36.3	26.8

Expenses excluded from segment gross profit
Selling, general and administrative expenses	19.1	19.6
Depreciation and amortization expense	8.7	7.5
Other operating expense, net	0.8	0.3
Interest expense	5.6	6.2
Foreign currency gain	(3.6)	(1.5)
Income (loss) before income tax benefit	$5.7	$(5.3)

Our customers are not concentrated in any specific geographic region.  During the three months ended March 31, 2021, no customers exceeded 10% of net revenue.  During the three months ended March 31, 2020, one customer accounted for approximately 10.0% of net revenue.

The following table presents our long-lived assets by geographic region:

	March 31, 2021	December 31, 2020
North America	$57.6	$59.4
Europe/Asia	63.5	65.0
Total long-lived assets	$121.1	$124.4

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 5 — Revenue Recognition, Contracts with Customers

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services.  Revenue for paper consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods.  Revenue for equipment sales is recognized based on an input method, based on percentage of completion of cost and effort incurred.  Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract.  Lease components within contracts with customers are recognized in accordance with ASC 842.  Our contract durations are twelve months or less and lease revenues beyond twelve months are not estimable.

Sales, value-added, and other taxes collected from customers and remitted to governmental authorities are excluded from revenue.

Our paper consumables, automation equipment, and maintenance services are determined to be distinct performance obligations.  Free on loan and leased equipment is typically identified as a separate lease component in scope of ASC 842.  In association to the sale of automation equipment, we sell other goods and services, such as extended warranties, preventative maintenance services, spare parts and spare part packages, and consulting services.  These other goods and services do not represent performance obligations because they are neither separate nor distinct, or they are not material.

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

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year.  As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of March 31, 2021 and December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020
Beginning balance	$1.4	$2.5
Deferral of revenue	6.8	-
Recognition of revenue	(5.9)	(1.7)
Adjustments	(0.3)	-
Ending balance	$2.0	$0.8

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we further disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended March 31,
	2021	2020
North America	$23.6	$23.7
Europe/Asia	53.3	31.2
Machine lease revenue	10.8	8.5
Net revenue	$87.7	$63.4

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

We assessed whether events or circumstances indicate that it was more likely than not that our goodwill and indefinite-lived intangible assets were impaired as of March 31, 2021.  The goodwill and indefinite-lived intangible assets assessments included consideration of key factors such as macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events.  We concluded that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying values at March 31, 2021.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2020	$338.8	$119.6	$458.4
Currency translation	-	(4.8)	(4.8)
Balance at March 31, 2021	$338.8	$114.8	$453.6

Finite-Lived Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Impairment of Long-lived Assets

We review our long-lived assets, including amortizable intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group.  If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets.  As of March 31, 2021, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$204.4	$(25.1)	$179.3	$209.2	$(22.2)	$187.0
Patented/unpatented technology	169.5	(27.7)	141.8	169.2	(23.7)	145.5
Intellectual property	0.4	-	0.4	0.4	-	0.4
In-process research and development	1.6	-	1.6	1.6	-	1.6
Total definite-lived intangible assets	375.9	(52.8)	323.1	380.4	(45.9)	334.5
Trademarks/tradenames with indefinite lives	106.1	-	106.1	106.1	-	106.1
Identifiable intangible assets, net	$482.0	$(52.8)	$429.2	$486.5	$(45.9)	$440.6

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at March 31, 2021:

Year	Amount
2021	$21.9
2022	29.2
2023	29.2
2024	29.1
2025	28.6
Thereafter	183.5
$321.5

Amortization expense was $7.4 million and $7.0 million in the three months ended March 31, 2021 and 2020, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of March 31, 2021:

Remaining Weighted-Average Useful Life
	March 31, 2021	December 31, 2020
Customer/distributor relationships	13 years	13 years
Patented/unpatented technology	9 years	10 years
Intellectual property	6 years	6 years
Total identifiable assets, net with definite lives	11 years	12 years

Note 7 — Long-Term Debt

Ranger Pledgor LLC (“Holdings”), Ranger Packaging LLC (the “U.S. Borrower”), and Ranpak B.V. (the “Dutch Borrower" and together with the U.S. Borrower, the “Borrowers”), entered into a First Lien Credit Agreement that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures seven years after the closing date and the Revolving Facility matures five years after the closing date. In December 2019, the Company closed on a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility.  As of March 31, 2021 and December 31, 2020, no amounts were outstanding under the Revolving Facility.

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
First Lien Dollar Term Facility	$270.9	$270.9
First Lien Euro Term Facility	161.8	168.9
Finance lease liabilities	1.7	-
Deferred financing costs, net	(6.4)	(6.6)
Total debt	428.0	433.2
Less: current portion of long-term debt	(0.4)	(0.5)
Less: current portion of finance lease liabilities	(0.6)	-
Long-term debt	$427.0	$432.7

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of March 31, 2021 and December 31, 2020, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings.  The interest rate for the First Lien Dollar Term Facility as of March 31, 2021 and December 31, 2020 was 3.87% and 3.91%, respectively.  The interest rate for the First Lien Euro Term Facility as of March 31, 2021 and December 31, 2020 was 3.75% and 3.75%, respectively.

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

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries.  We were in compliance with all financial covenants as of March 31, 2021.

On February 14, 2020, the Borrowers, Holdings, certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 (as defined below) and Goldman Sachs Lending Partners LLC (the “Administrative Agent”) entered into the Amendment No. 1 to First Lien Credit Agreement (“Amendment No. 1”) to amend the First Lien Credit Agreement, dated as of June 3, 2019 among the Borrowers, Holdings, the lenders, the issuing banks and the Administrative Agent (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”).

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

Under the First Lien Term Facility agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders the $8.2 million Exit Payment, which was paid in the first quarter of 2021.

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
March 31, 2021
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

As of March 31, 2021, we anticipate having to reclassify $4.6 million from accumulated other comprehensive income (loss) into earnings during the next twelve months to offset the variability of the hedged items during this period.

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.  The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

Interest Rate Swap Agreements	Balance Sheet Classification	March 31, 2021	December 31, 2020
Designated as cash flow hedges	Accrued liabilities and other	$4.6	$4.6
Designated as cash flow hedges	Derivative instruments	6.9	9.6
		$11.5	$14.2

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statement of operations.  The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended March 31,
	2021	2020
Total interest expense presented in the statement of operations	$5.6	$6.2
Interest rate swap agreements designated as cash flow hedges	$1.0	$0.3

Note 9 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net income (loss).  The components of accumulated other comprehensive income at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$9.5	$-	$9.5
Unrealized gain (loss) on interest rate swaps	(7.3)	2.1	(5.2)
Total	$2.2	$2.1	$4.3

	December 31, 2020
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$17.9	$-	$17.9
Unrealized gain (loss) on interest rate swaps	(9.9)	2.7	(7.2)
Total	$8.0	$2.7	$10.7

The following table presents the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended March 31, 2021
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$17.9	$(7.2)	$10.7
Other comprehensive income (loss) before reclassifications	(8.4)	3.6	(4.8)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(1.6)	(1.6)
Ending balance	$9.5	$(5.2)	$4.3

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of March 31, 2021 and December 31, 2020. The

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2021
Current and long-term debt	$434.4	$-	$434.4	$-
Interest rate swap agreements liability	$11.5	$-	$11.5	$-

December 31, 2020
Current and long-term debt	$439.8	$-	$439.8	$-
Interest rate swap agreements liability	$14.2	$-	$14.2	$-

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

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations.  This estimated effective tax rate is used in providing for income taxes on a year-to-date basis.  Our effective tax rate was as follows:

	Three Months Ended March 31,
	2021	2020
Effective tax rate	(10.9)%	32.3%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to a jurisdictional mix of income between periods.  The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation and the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions.  As of March 31, 2021, tax years 2018 through 2021 are subject to examination by the tax authorities.

Pursuant to ASC 740, as of each balance sheet date, the Company assesses its uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law.  The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses and individuals to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate AMT credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent (special partnership rules apply); and fix the “retail glitch” for qualified improvement property in the 2017 tax code overhaul known informally as the Tax Cuts

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

and Jobs Act (the “TCJA”) (TCJA, Public Law 115-97).  ASC 740, Income Taxes, requires that the tax effects of changes in tax laws or rates be recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment.  We recorded any applicable impact from the CARES Act in the first quarter of 2020.

Note 12 — Leases

We lease automobiles, machinery, equipment, and warehouse and office buildings.  We account for these leases in accordance with ASC 842 by recording right-of-use assets and lease liabilities.  The right-of-use asset represents our right to use underlying assets for the lease term and the lease liability represents our obligation to make lease payments under the leases.  We determine if an arrangement is or contains a lease at contract inception and exercise judgment and apply certain assumptions when determining the discount rate, lease term, and lease payments.  ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate.  Generally, we do not have knowledge of the rate implicit in the lease and, therefore, we use the incremental borrowing rate for a lease.  The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that we are reasonably certain to exercise.

Operating leases and finance leases are included in the Condensed Consolidated Balance Sheets as follows:

	Classification	March 31, 2021
Lease assets
Operating lease right-of-use assets, net	Assets	$6.6
Finance lease right of use assets, net	Property, plant, and equipment, net	1.6
Total lease assets		$8.2
Lease liabilities
Operating lease liabilities, current	Current liabilities	$2.1
Operating lease liabilities, non-current	Liabilities	4.4
Finance lease liabilities, current	Current portion of long-term debt	0.6
Finance lease liabilities, non-current	Long-term debt	1.1
Total lease liabilities		$8.2

The components of lease costs, which are included in income (loss) from operations in our Condensed Consolidated Statements of Income (Loss), were as follows:

Three Months Ended March 31,
2021
Operating leases
Operating lease costs	$0.7
Variable lease costs	0.2
Short-term lease costs	-
Total operating lease costs	$0.9
Finance leases
Amortization of right-of-use asset	$0.2
Interest on finance lease liabilities	-
Total finance lease costs	$0.2

Under ASC 840, rental expense was $0.5 million in the three months ended March 31, 2020.

Maturities of lease liabilities as of March 31, 2021 were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Operating	Finance	Total
2021	$1.8	$0.5	$2.3
2022	2.1	0.5	2.6
2023	1.3	0.4	1.7
2024	0.9	0.2	1.1
2025	0.8	0.1	0.9
2026 and Thereafter	0.1	0.1	0.2
Total lease payments	7.0	1.8	8.8
Less lease interest	(0.5)	(0.1)	(0.6)
Total lease liabilities	$6.5	$1.7	$8.2

Minimum lease payments under ASC 840, as of December 31, 2020, were as follows:

Year Ended	Amount
2021	$2.8
2022	2.3
2023	1.4
2024	1.0
2025	0.8
Thereafter	0.2
Total	$8.5

Additional information related to leases is presented as follows:

Three Months Ended March 31,
2021
Operating leases
Weighted average remaining lease term	3.7 years
Weighted average discount rate	4.2%
Finance leases
Weighted average remaining lease term	3.4 years
Weighted average discount rate	3.3%

Three Months Ended March 31,
2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$0.6
Operating cash flows from finance leases	-
Financing cash flows from finance leases	0.1
Total cash paid	$0.7

Leased assets obtained in exchange for new operating lease liabilities	$7.1
Leased assets obtained in exchange for new finance lease liabilities	1.8
ROU assets obtained in exchange for lease liabilities	$8.9

Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business.  Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable.  While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company.  There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three months ended March 31, 2021.

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

Note 14 — Stock-Based Compensation

We expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  Stock compensation expense is recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations.  Awards granted are recognized as compensation expense based on the grant date fair value, estimated in accordance with ASC 718, Compensation – Stock Compensation.  The grant date fair value is the closing price of our stock on the grant date.  Failure to satisfy the threshold service or performance conditions results in the forfeiture of shares.  Forfeiture of share awards with service conditions or performance-based restrictions results in a reversal of previously recognized share-based compensation expense so long as the awards were probable of vesting.

The table below summarizes certain data for our stock-based compensation plans:

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense	$2.7	$2.2
Tax (expense) benefit for stock-based compensation	0.4	0.2
Fair value of vested awards	$3.1	$2.4

The Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Plan”) rewards employees and other individuals to perform at their highest level and contribute significantly to the success of the Company.  The 2019 Plan is an omnibus plan that may provide these incentives through grants of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU” or “RSUs”), performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company.

As of March 31, 2021, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	4,118,055
Awards granted	(2,945,482)
Awards forfeited	876,798
Available for future awards	2,049,371

Awards vested	901,773

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

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2020	669,855	$8.60	550,496	$8.09
Granted	159,077	20.56	435,406	20.56
Vested	(211,819)	13.72	(383,096)	8.91
Forfeited	(6,540)	8.47	(126,682)	8.29
Outstanding at March 31, 2021	610,573	$9.94	476,124	$18.78

Director Stock Units — Members of the Company’s Board of Directors (“Director(s)”) may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement.  The retainers are paid quarterly, in arrears in the form of cash or stock at the Director’s election, and vest upon issuance.  These shares are priced at the closing price of the last business day of the calendar quarter.  Additionally, Directors are granted an annual award of RSUs of $0.1 million the date of the annual shareholder meeting that vest on the date of the subsequent annual shareholder meeting.  The number of RSUs is determined by the closing price of Ranpak stock on that date.  These RSUs vest at the earlier of the (i) anniversary of the grant date or (ii) the following annual shareholder meeting.  The following table includes the number of shares granted and vested for Directors electing to receive retainer payments in shares:

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	80,214	$7.48
Granted	5,584	13.44
Vested	(5,584)	13.44
Balance at March 31, 2021	80,214	$7.48

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

Common Shares — Each holder of Class A Common Stock (“Class A”) is entitled to one vote for each Class A share held of record. Holders of shares of Class C Common Stock (“Class C”) have no such voting rights and, as such, shall not have the right to receive notice of, attend at or vote on any matters on which stockholders generally are entitled to vote. Class C shares have a right of conversion that upon sale or other transfer convert to Class A shares.  On April 5, 2021, a shareholder exercised such right of conversion and converted 3,590,194 Class C shares for 3,590,194 Class A shares.

Preferred Shares — The Company’s charter authorizes 1,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series.  The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series.  The Board of Directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects.  As of March 31, 2021, the Company had no preferred stock outstanding.

Warrants — On August 6, 2020, we commenced (i) an offer to each holder of our outstanding public warrants, forward purchase warrants, and private placement warrants (collectively, the “Warrants”), each to purchase shares of Class A common stock, par value

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

$0.0001 per share (“Class A common stock”), the opportunity to receive 0.22 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the public warrants and the forward purchase warrants to amend the Warrant Agreement, dated as of January 17, 2018, by and between the Company and Continental Stock Transfer & Trust Company, which governs all of the Warrants (the “Warrant Amendment”).  The approved Warrant Amendment permitted the Company to require that each warrant that is outstanding subsequent to the expiration of the Offer be converted into 0.198 shares of Class A common stock.  The Offer resulted in a valid tendering of 20,048,251 Warrants, or approximately 99.7% of the Warrants, resulting in 4,410,587 shares of Class A common stock issued in exchange for said Warrants.  As a result of the low number of Warrants remaining outstanding following the Offer, the NYSE delisted the remaining Warrants.  The remaining 60,493 Warrants were exchanged at the 0.198 ratio for 11,977 shares of Class A common stock on September 21, 2020.  We paid an immaterial amount for fractional shares converted to cash.  No Warrants remained after the exchanges.

Outstanding Shares — At March 31, 2021 and December 31, 2020, the Company had the following shares of common stock outstanding:

	March 31, 2021			December 31, 2020
	Class A	Class C	Total Common	Class A	Class C	Total Common
Shares outstanding not subject to an earn-out agreement	69,343,361	6,511,293	75,854,654	62,888,606	5,779,910	68,668,516
Shares subject to $15.00 earn-out	-	-	-	2,940,336	-	2,940,336
Shares subject to $12.50 earn-out	-	-	-	3,018,617	731,383	3,750,000
Shares subject to $12.25 earn-out	-	-	-	157,500	-	157,500
Total	69,343,361	6,511,293	75,854,654	69,005,059	6,511,293	75,516,352

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

As of March 31, 2021, we have not issued any instruments that were considered to be participating securities.  Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights.  The following tables set forth the computation of our earnings (loss) per share:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$6.3	$(3.6)
Net income (loss) attributable to common stockholders for basic and diluted EPS	$6.3	$(3.6)

Denominator:
Basic weighted average common shares outstanding	73,559,340	70,862,576
Dilutive effect of assumed vesting of RSUs and PRSUs	632,804	-
Dilutive effect of Class A and Class C earnout shares	2,056,370	-
Diluted weighted average common shares outstanding	76,248,514	70,862,576

Earnings (loss) per share attributable to common stockholders
Basic	$0.09	$(0.05)
Diluted	$0.08	$(0.05)

Two-class method:
Class A Common Stock
Basic weighted average common shares outstanding	67,222,766	64,351,283
Dilutive effect of assumed vesting of RSUs and PRSUs	632,804	-
Dilutive effect of Class A and Class C earnout shares	1,881,651	-
Diluted weighted average common shares outstanding	69,737,221	64,351,283
Proportionate share of net income (loss)	$5.8	$(3.3)
Class A – basic earnings (loss) per share	$0.09	$(0.05)
Class A – diluted earnings (loss) per share	$0.08	$(0.05)

Class C Common Stock
Basic weighted average common shares outstanding	6,336,574	6,511,293
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-
Dilutive effect of Class A and Class C earnout shares	174,719	-
Diluted weighted average common shares outstanding	6,511,293	6,511,293
Proportionate share of net income (loss)	$0.5	$(0.3)
Class C – basic earnings (loss) per share	$0.08	$(0.05)
Class C – diluted earnings (loss) per share	$0.08	$(0.05)

The dilutive effect of 124,978 shares in the three months ended March 31, 2020 was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position.  The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended March 31,
	2021	2020
Warrants on common stock	-	20,108,744
RSUs and PRSUs	134,122	885,079
Total antidilutive securities	134,122	20,993,823

Note 17 — Transactions with Related Parties

Shared Services Agreement

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak.  Total fees under the agreement amounted to approximately $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not historical facts are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to estimates, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to: (i) our inability to secure a sufficient supply of paper to meet our production requirements; (ii) the impact of the price of kraft paper on our results of operations; (iii) our reliance on third party suppliers; (iv) the COVID-19 pandemic and associated response; (v) the high degree of competition in the markets in which we operate; (vi) consumer sensitivity to increases in the prices of our products; (vii) changes in consumer preferences with respect to paper products generally; (viii) continued consolidation in the markets in which we operate; (ix) the loss of significant end-users of our products or a large group of such end-users; (x) our failure to develop new products that meet our sales or margin expectations; (xi) our future operating results fluctuating, failing to match performance or to meet expectations; (xii) our ability to fulfill our public company obligations; and (xiii) other risks and uncertainties indicated from time to time in filings made with the SEC.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources.  You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Ranpak included in our Annual Report on Form 10-K, filed with the SEC on March 4, 2021.  Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report on Form 10-Q.

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

Overview

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-commerce and industrial supply chains.  Since inception in 1972, we have delivered high quality protective packaging solutions, while maintaining commitment to environmental sustainability.  We assemble our protective packaging systems and provide the systems and paper consumables to customers, which include direct end-users and its network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials.  We operate manufacturing facilities in Concord Township, Ohio; Kansas City, Missouri; Raleigh, North Carolina; and Reno, Nevada in the United States, in Heerlen, the Netherlands and Nyrany, Czech Republic.  We have a dedicated Ranpak Automation facility in Kerkrade, the Netherlands and an automation research and development facility in Christiansburg, Virginia.  We also maintain sales and administrative offices in Sao Paulo, Brazil; Shanghai, China; Laoshan, China; Paris, France; Tokyo, Japan; and Singapore.  We are a global business that generated approximately 61.0% of our net revenue for the fiscal year 2020 outside of the United States.

As of March 31, 2021, we had an installed base of approximately 120.7 thousand protective packaging systems serving a diverse set of distributors and end-users.  We generated net revenue of $87.7 million and $63.4 million in the three months ended March 31, 2021 and 2020, respectively.

Effect of Currency Fluctuations.  As a result of the geographic diversity of our operations, we are exposed to the effects of currency translation. Currency transaction exposure results when we generate revenue in one currency at one time and incur expenses in another currency at another time, or when we realize gain or loss on intercompany transfers. While we seek to limit currency transaction exposure by matching the currencies in which we incur revenue and expenses, we may not always be able to do so.

In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our condensed consolidated statements of income.  In turn, subsidiary income statement balances that are denominated in currencies other than the U.S. dollar are translated into U.S. dollars, our functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the U.S. dollar are translated into U.S. dollars in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

We do not currently hedge our foreign currency transaction or translation exposure. As a result, significant currency fluctuations could impact the comparability of results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”

Seasonality.  Approximately 34.9% of our net revenue in 2020, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter.  Our results tend to follow similar patterns, with the highest net revenue typically recorded in the fourth fiscal quarter and the slowest sales in the first fiscal quarter of each fiscal year.  We expect this seasonality to continue in the future, as a result of which our results of operations between fiscal quarters in a given year may not be directly comparable.

Impact of the COVID-19 Pandemic.  The COVID-19 pandemic has resulted in rapid changes in market and economic conditions around the world as COVID-19 continues to spread.  We derive a significant portion of our revenue from sales of Void-Fill, Cushioning and Wrapping solutions to e-commerce end-users and demand from these end-users has been strong, offsetting reductions in demand for these products from customers in other industries.  However, social distancing and similar measures adopted in many jurisdictions around the world have impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations have been delayed.  If social distancing measures continue for an extended period of time, growth in our protective packaging system base, acquisition of new customers and sales of Automation products may be adversely affected.  We believe that these impacts are not unique to us and that our industry competitors have been impacted in a similar fashion.  We are deemed an essential business under the Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response issued by the United States Cybersecurity and Infrastructure Security Agency and pursuant to state decisions in states where our domestic production and distribution facilities are located.  We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to social distancing and other measures to promote a safe operating environment.  While we have experienced limited delays in receiving certain supplies we use to assemble our packaging systems, to date, these measures have not materially impacted the cost of producing and distributing our products, the cost and availability of raw materials and components, and we have encountered minimal disruption in our ability to fulfill customer orders.  We continue to monitor our liquidity position closely and have extended payment terms to certain of our customers when necessary, while correspondingly seeking extended terms from our key suppliers.  While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, at the time of this filing, we cannot predict the extent to which we will ultimately be impacted due to the evolving and highly uncertain nature and duration of the COVID-19 pandemic.  See “Risk Factors” in the 2020 10-K.  We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.

Key Performance Indicators and Other Factors Affecting Performance

We use the following key performance indicators and monitors the following other factors to analyze business performance, determine financial forecasts, and help develop long-term strategic plans.

Protective Packaging Systems Base — We closely track the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of protective packaging systems also drives our capital expenditure budgets.  The following table presents our installed base of protective packaging systems by product line as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020	Change	% Change
Protective Packaging Systems	(in thousands)
Cushioning machines	34.1	32.6	1.5	4.6
Void-fill machines	70.0	61.7	8.3	13.5
Wrapping machines	16.6	12.6	4.0	31.7
Total	120.7	106.9	13.8	12.9

Paper Costs.  Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we negotiate supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results.  In recent months, the cost of paper has increased, though we have not experienced the full impact of the increases to date because of existing purchase arrangements. However, as we renegotiate our paper purchase arrangements in the ordinary course over the coming months, we expect our cost of goods sold to increase. Freight costs are also increasing, which we expect will further impact our cost of goods sold. We are unable to predict how much of this increase that we will be able to pass on to our customers. As such, we expect some pressure on our gross margin.

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2021 and 2020 with line items presented in millions of dollars.

Our condensed consolidated financial statements are prepared in accordance with GAAP.  We have, however, also presented below Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted EBITDA (“AEBITDA”), each on a constant currency basis, which are non-GAAP financial measures.  We have included EBITDA and AEBITDA on a constant currency basis because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans.  In particular, the exclusion of certain expenses in calculating EBITDA and AEBITDA can provide a useful measure for period-to-period comparisons of our primary business operations.  Adjusting these non-GAAP measures for comparability for constant currency also assists in this comparison as allows a better insight into the performance of our businesses that operate in currencies other than our reporting currency.  Before consolidation, our Europe/Asia data is derived in Euros.  We multiply this Euro-derived data by 1.15 to reflect an exchange rate of 1 Euro to 1.15 U.S. dollars (“USD”), which we believe is a reasonable figure to use to give a stable depiction of the business without currency fluctuations, to calculate Europe/Asia data in constant currency USD.  We combine the constant currency USD data for Europe/Asia with the USD North America data to create combined constant currency figures and adjust our non-GAAP figures by the respective amounts.  In sum, we believe that constant currency EBITDA and AEBITDA provide useful information to investors and others in understanding and evaluating the Company’s operating results in the same manner as our management and Board of Directors.

However, EBITDA and AEBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.  In particular, EBITDA and AEBITDA should not be viewed as substitutes for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

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

EBITDA — EBITDA is a non-GAAP financial measure that we present on a constant currency basis and calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; and depreciation and amortization.

AEBITDA — AEBITDA is a non-GAAP financial measure that we present on a constant currency basis and calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items.

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three months ended March 31, 2021 and 2020.  This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers.  We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three months ended March 31, 2021 and 2020.

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	% Net revenue	2020	% Net revenue
Net revenue	$87.7	―	$63.4	―
Cost of goods sold	51.4	58.6	36.6	57.7
Gross profit	36.3	41.4	26.8	42.3
Selling, general and administrative expenses	19.1	21.8	19.6	30.9
Depreciation and amortization expense	8.7	9.9	7.5	11.8
Other operating expense, net	0.8	0.9	0.3	0.5
Income (loss) from operations	7.7	8.8	(0.6)	(0.9)
Interest expense	5.6	6.4	6.2	9.8
Foreign currency gain	(3.6)	(4.1)	(1.5)	(2.4)
Income (loss) before income tax benefit	5.7	6.5	(5.3)	(8.4)
Income tax benefit	(0.6)	(0.7)	(1.7)	(2.7)
Net income (loss)	$6.3	7.2	$(3.6)	(5.7)

Non-GAAP Constant Currency
EBITDA	$28.5		$15.5
AEBITDA	$28.0		$18.1

Net Revenue

The following tables and the discussion that follows compare Ranpak’s net revenue by geographic region and by product line for the three months ended March 31, 2021 and 2020 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below.  See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Three Months Ended March 31,
	2021	% Net revenue	2020	% Net revenue
North America	$28.1	32.0	$27.1	42.7
Europe/Asia	59.6	68.0	36.3	57.3
Net revenue	$87.7	100.0	$63.4	100.0

Cushioning machines	$39.7	45.3	$28.5	45.0
Void-fill machines	34.3	39.1	24.7	39.0
Wrapping machines	11.6	13.2	7.9	12.5
Other	2.1	2.4	2.3	3.5
Net revenue	$87.7	100.0	$63.4	100.0

	Non-GAAP Constant Currency
	Three Months Ended March 31,
	2021	% Net revenue	2020	% Net revenue	$ Change	% Change
North America	$28.1	33.1	$27.1	41.8	$1.0	3.7
Europe/Asia	56.9	66.9	37.7	58.2	19.2	50.9
Net revenue	$85.0	100.0	$64.8	100.0	$20.2	31.2

Cushioning machines	$38.2	44.9	$29.3	45.2	$8.9	30.4
Void-fill machines	33.4	39.3	25.1	38.7	8.3	33.1
Wrapping machines	11.3	13.3	8.0	12.3	3.3	41.3
Other	2.1	2.5	2.4	3.7	(0.3)	(12.5)
Net revenue	$85.0	100.0	$64.8	99.9	$20.2	31.2

Net revenue for the three months ended March 31, 2021 was $87.7 million.  Net revenue was $63.4 million in the three months ended March 31, 2020.  Net revenue increased $24.3 million or 38.3%.  Net revenue was positively impacted by increases in cushioning, void-fill, and wrapping, partially offset by decreases in other sales.  Cushioning increased $11.2 million, or 39.3%, to $39.7 million from $28.5 million, void-fill increased $9.6 million, or 38.9%, to $34.3 million from $24.7 million, wrapping increased $3.7 million, or 46.8%, to $11.6 million from $7.9 million, while other sales decreased $0.2 million, or 8.7%, to $2.1 million from $2.3 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field.  Constant currency net revenue was $85.0 million for the three months ended March 31, 2021, a $20.2 million, or 31.2%, increase from constant currency net revenue of $64.8 million for the three months ended March 31, 2020.  The increase in net revenue was a result of an increase in the volume of our paper consumable products of approximately 38.5 percentage points (“pp”), partially offset by a 6.8 pp decrease in the price of our paper consumable products and a decrease of approximately 0.6 pp in sales of automated box sizing equipment.

Net revenue in North America for the three months ended March 31, 2021 totaled $28.1 million.  Net revenue in North America was $27.1 million in the three months ended March 31, 2020.  Net revenue in North America increased $1.0 million, or 3.7% attributable to an increase in wrapping sales, partially offset by a decline in cushioning and void-fill volumes.

Net revenue in Europe/Asia for the three months ended March 31, 2021 totaled $59.6 million. Net revenue in Europe/Asia was $36.3 million in the three months ended March 31, 2020.  Net revenue in Europe/Asia increased $23.3 million or 64.2% driven primarily by increases in cushioning, void-fill and wrapping product categories, partially offset by a decline in automation revenue.  Constant currency net revenue in Europe/Asia was $56.9 million for the three months ended March 31, 2021, a $19.2 million, or 50.9%, increase from constant currency net revenue of $37.7 million for the three months ended March 31, 2020.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2021 totaled $51.4 million. Cost of goods sold was $36.6 million in the three months ended March 31, 2020.  Cost of goods sold increased $14.8 million or 40.4% due to higher volumes associated with higher paper sales, as well as increased freight costs, increased production costs and an increase in depreciation of $2.1 million over the prior year.  Constant currency cost of goods sold increased by $12.5 million, or 33.4%, to $49.9 million in the three months ended March 31, 2021 from $37.4 million for the three months ended March 31, 2020.  As a result, on a constant currency basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 1.0 pp to 41.3% in the three months ended March 31, 2021 from 42.3% for the comparable period in 2020.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended March 31, 2021 was $19.1 million, a decrease of $0.5 million, or 2.6%, from $19.6 million in the three months ended March 31, 2020.  Constant currency SG&A expenses decreased by $1.2 million, or 6.0%, to $18.7 million in the three months ended March 31, 2021 from $19.9 million for the comparable period in 2020, largely due to the remote working conditions and reduced travel-related expenses as a result of COVID-19, as well as one-time transaction costs in the first quarter of 2020.  As a percentage of constant currency net revenue, constant currency SG&A decreased to 22.0% in the three months ended March 31, 2021 from 30.7% in the three months ended March 31, 2020.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2021 were $8.7 million.  Depreciation and amortization expenses were $7.5 million in the three months ended March 31, 2020.  Depreciation and amortization expenses increased $1.2 million, or 16.0% due to an increase in capital expenditures.  Constant currency depreciation and amortization expenses increased by $1.0 million, or 13.2%, to $8.6 million in the three months ended March 31, 2021 from $7.6 million for the three months ended March 31, 2020.  As a percentage of constant currency net revenue, constant currency depreciation and amortization expenses decreased to 10.1% in the three months ended March 31, 2021 from 11.7% in the three months ended March 31, 2020.

Other Operating Expense, Net

Other operating expense, net, for the three months ended March 31, 2021 was $0.8 million. Other operating expense, net was $0.3 million in the three months ended March 31, 2020.  Other operating expense increased $0.5 million.  Constant currency other operating expense, net, was not impacted by constant currency adjustments.  Other operating expense, net was largely driven by increases in research and development.  As a percentage of constant currency net revenue, constant currency other operating expense, net, increased to 0.9% in the three months ended March 31, 2021 from 0.8% in the three months ended March 31, 2020.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $5.6 million.  Interest expense was $6.2 million in the three months ended March 31, 2020.  Interest expense decreased $0.6 million, or 9.7%.  Interest expense decreased due to decreased debt levels and deferred financing costs.  The Exit Payment, which was accrued in 2020, was paid in the first quarter of 2021.  Constant currency interest expense was not impacted by constant currency adjustments.  As a percentage of constant currency net revenue, constant currency interest expense decreased to 6.6% in the three months ended March 31, 2021 from 9.6% in the three months ended March 31, 2020.

Foreign Currency Gain

Foreign currency gain for the three months ended March 31, 2021 was $3.6 million.  Foreign currency gain was $1.5 million in the three months ended March 31, 2020.  Foreign currency gain increased $2.1 million due to favorable movements in Euro exchange rates.  Constant currency foreign currency gain was $4.0 million in the three months ended March 31, 2021 compared to $1.5 million for the three months ended March 31, 2020.  As a percentage of constant currency net revenue, constant currency foreign currency loss increased to 4.7% in the three months ended March 31, 2021 from 2.3% in the three months ended March 31, 2020.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2021 was $0.6 million, or an effective tax rate of negative 10.9%.  Income tax benefit was $1.7 million in the three months ended March 31, 2020, or an effective tax rate of 32.3%.  The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income.  The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation and the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Income (Loss)

Net income for the three months ended March 31, 2021 increased $9.9 million to $6.3 million from a net loss of $3.6 million in the three months ended March 31, 2020.  Constant currency net income was $6.1 million in the three months ended March 31, 2021 compared to constant currency net loss of $3.6 million for the three months ended March 31, 2020. The change was due to the reasons discussed above.

Constant Currency EBITDA and AEBITDA

EBITDA for the three months ended March 31, 2021 was $28.5 million.  EBITDA was $15.5 million in the three months ended March 31, 2020.  Adjusting for one-time costs, constant currency AEBITDA for the three months ended March 31, 2021 and 2020 totaled $28.0 million and $18.1 million, respectively, an increase of $9.9 million, or 54.7%.

Presentation and Reconciliation of GAAP to Non-GAAP Measures

As noted above, we believe that in order to better understand the performance of the Company, providing non-GAAP financial measures to users of our financial information is helpful.  We believe presentation of these non-GAAP measures is useful because they are many of the key measures that allow management to evaluate more effectively our operating performance and compare the results of our operations from period to period and against peers without regard to financing methods or capital structure.  Management does not consider these non-GAAP measures in isolation or as an alternative to similar financial measures determined in accordance with GAAP.  The computations of EBITDA and AEBITDA may not be comparable to other similarly titled measures of other companies.  These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, measures of financial performance as determined in accordance with GAAP or as indicators of operating performance.

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$87.7	$(2.7)	$85.0
Cost of goods sold	51.4	(1.5)	49.9
Gross profit	36.3	(1.2)	35.1
Selling, general and administrative expenses	19.1	(0.4)	18.7
Depreciation and amortization expense	8.7	(0.1)	8.6
Other operating expense, net	0.8	-	0.8
Income from operations	7.7	(0.7)	7.0
Interest expense	5.6	-	5.6
Foreign currency gain	(3.6)	(0.4)	(4.0)
Income before income tax benefit	5.7	(0.3)	5.4
Income tax benefit	(0.6)	(0.1)	(0.7)
Net income	$6.3	$(0.2)	6.1

Constant currency-effected add(1):
Depreciation and amortization expense - COS			8.9
Depreciation and amortization expense - D&A			8.6
Interest expense			5.6
Income tax benefit			(0.7)
Constant currency EBITDA			28.5

Constant currency-effected adjustments(2):
Unrealized gain translation			(3.6)
Non-cash impairment losses			0.2
M&A, restructuring, severance			0.1
Amortization of restricted stock units			2.7
Other non-core and non-cash adjustments			0.1
Constant currency AEBITDA			$28.0

	Three Months Ended March 31, 2020
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$63.4	$1.4	$64.8
Cost of goods sold	36.6	0.8	37.4
Gross profit	26.8	0.6	27.4
Selling, general and administrative expenses	19.6	0.3	19.9
Depreciation and amortization expense	7.5	0.1	7.6
Other operating expense, net	0.3	0.2	0.5
Loss from operations	(0.6)	-	(0.6)
Interest expense	6.2	-	6.2
Foreign currency gain	(1.5)	-	(1.5)
Loss before income tax benefit	(5.3)	-	(5.3)
Income tax benefit	(1.7)	-	(1.7)
Net loss	$(3.6)	$-	(3.6)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			7.0
Depreciation and amortization expense - D&A			7.6
Interest expense			6.2
Income tax benefit			(1.7)
Constant currency EBITDA			15.5

Constant currency-effected adjustments(2):
Unrealized gain translation			(1.5)
Constant currency			0.1
Non-cash impairment losses			0.2
M&A, restructuring, severance			1.3
Amortization of restricted stock units			2.2
Other non-core and non-cash adjustments			0.3
Constant currency AEBITDA			$18.1

	Non-GAAP Constant Currency
	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net revenue	$85.0	$64.8	$20.2	31.2
Cost of goods sold	49.9	37.4	12.5	33.4
Gross profit	35.1	27.4	7.7	28.1
Selling, general and administrative expenses	18.7	19.9	(1.2)	(6.0)
Depreciation and amortization expense	8.6	7.6	1.0	13.2
Other operating expense, net	0.8	0.5	0.3	60.0
Income (loss) from operations	7.0	(0.6)	7.6	(1,266.7)
Interest expense	5.6	6.2	(0.6)	(9.7)
Foreign currency gain	(4.0)	(1.5)	(2.5)	166.7
Income (loss) before income tax benefit	5.4	(5.3)	10.7	(201.9)
Income tax benefit	(0.7)	(1.7)	1.0	(58.8)
Net income (loss)	6.1	(3.6)	9.7	(269.4)

Constant currency-effected add(1):
Depreciation and amortization expense - COS	8.9	7.0	1.9	27.1
Depreciation and amortization expense - D&A	8.6	7.6	1.0	13.2
Interest expense	5.6	6.2	(0.6)	(9.7)
Income tax benefit	(0.7)	(1.7)	1.0	(58.8)
Constant currency EBITDA	28.5	15.5	13.0	83.9

Constant currency-effected adjustments(2):
Unrealized gain translation	(3.6)	(1.5)	(2.1)	140.0
Constant currency	-	0.1	(0.1)	(100.0)
Non-cash impairment losses	0.2	0.2	-	-
M&A, restructuring, severance	0.1	1.3	(1.2)	(92.3)
Amortization of restricted stock units	2.7	2.2	0.5	22.7
Other non-core and non-cash adjustments	0.1	0.3	(0.2)	(66.7)
Constant currency AEBITDA	$28.0	$18.1	$9.9	54.7

(see subsequent footnotes)

(1)

Reconciliations of EBITDA and AEBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent, and accordingly include the adjustments shown in the “Constant Currency” column to net (loss) income of each table.

(2)

Adjustments are related to non-cash unusual or infrequent costs such as: effects of non-cash foreign currency remeasurement or adjustment; impairment of returned machines; costs associated with the evaluation of acquisitions; costs associated with executive severance; costs associated with restructuring actions such as plant rationalization or realignment, reorganization, and reductions in force; and other items deemed by management to be unusual, infrequent, or non-recurring.

(3)	Effect of Euro constant currency adjustment to a rate of €1.00 to $1.15 on each line item is as follows:

	Three Months Ended March 31,
	2021	2020
Net revenue	$(2.7)	$1.4
Cost of goods sold	(1.5)	0.8
Gross profit	(1.2)	0.6
Selling, general and administrative expenses	(0.4)	0.3
Depreciation and amortization expense	(0.1)	0.1
Other operating expense (income), net	-	0.2
Income (loss) from operations	(0.7)	-
Interest expense	-	-
Foreign currency gain	(0.4)	-
Loss before income tax benefit	(0.3)	-
Income tax benefit	(0.1)	-
Net income (loss)	$(0.2)	$-

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

We believe that our estimated cash from operations together with borrowing capacity under the revolving portion of the Facilities will provide us with sufficient resources to cover our current requirements.  Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of protective packaging systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt.  We expect our capital expenditures to increase as we continue to grow our business.  To the extent that we execute acquisitions or partnerships as part of our growth strategy, we would expect to fund those with a combination of cash on hand, borrowings, and issuances of equity.  Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business.  Further, volatility in the equity and credit markets resulting from the COVID-19 pandemic could make obtaining new equity or debt financing more difficult or expensive.

We had $40.5 million in cash and cash equivalents as of March 31, 2021 and $48.5 million as of December 31, 2020.  Including finance lease liabilities and excluding deferred financing costs, we had $434.4 million in debt, $2.2 million of which was classified as short-term, as of March 31, 2021, compared to $439.8 million in debt, $1.7 million of which was classified as short-term, as of December 31, 2020.  At March 31, 2021, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through May 7, 2021.

Debt Profile

The material terms of the New Credit Facilities are summarized in Note 7, “Long-Term Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The aggregate commitment of the senior secured credit facilities consists of a $289.2 million dollar-denominated first lien term facility and a €140.0 million euro-denominated first lien term facility (with the ability to reduce the dollar-denominated first lien term facility and correspondingly increase the euro-denominated first lien term facility in an amount of up to €60.0 million), a $45.0 million revolving facility (including the right to bring in additional lenders to provide commitments with respect to the revolving facility in an amount of up to $30.0 million and additional borrowing capacity available for letters of credit in an amount of up to $5.0 million), a $100.0 million first lien contingency term facility and a $100.0 million second lien contingency term facility. Our credit facilities are secured by substantially all of Ranpak’s assets.

Each of the First Lien Term Facility, and the first lien contingency term facility accrue interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00). The second lien contingency term facility accrues interest at a rate of LIBOR plus 7.50%.  No amounts have been drawn on under the second lien contingency.  The first lien term facility and first lien contingency term facility mature on the seventh anniversary of the date of the closing of the Ranpak Business Combination, June 3, 2026. The revolving facility matures on the fifth anniversary of the date of the Closing June 3, 2024. The second lien contingency term facility matures on the eighth anniversary of the date of the Closing, June 3, 2027 but was not available for us to borrow against at March 31, 2021.

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

Under the First Lien Term Facility agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders an $8.2 million exit payment fee (the “Exit Payment”), which was paid in the first quarter of 2021.

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

Cash Flows

The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$12.5	$11.6
Net cash used in investing activities	(11.2)	(10.5)
Net cash used in financing activities	(8.8)	(0.4)
Effect of Exchange Rate Changes on Cash	(0.5)	(0.2)
Net Increase (Decrease) in Cash and Cash Equivalents	(8.0)	0.5
Cash and Cash Equivalents, beginning of period	48.5	19.7
Cash and Cash Equivalents, end of period	$40.5	$20.2

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $12.5 million in the three months ended March 31, 2021.  Cash provided by operating activities was $11.6 million in the three months ended March 31, 2020.  The changes in operating cash flows are due to cash earnings and increases in working capital.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $11.2 million in the three months ended March 31, 2021.  Cash used in investing activities was $10.5 million in the three months ended March 31, 2020.  The changes are due to cash used for capital expenditures other than converter equipment.

Cash Flows Used in by Financing Activities

Net cash used in financing activities was $8.8 million in the three months ended March 31, 2021 and reflects $0.4 million of debt payments and the $8.2 million Exit Payment.  Net cash used in financing activities was $0.4 million in the three months ended March 31, 2020 and reflects debt repayments.

Contractual Obligations and Other Commitments

We lease production and administrative facilities as well as automobiles, machinery and equipment.  We have various contractual obligations and commercial commitments that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed.  There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 10-K.  Included in that table are operating lease obligations, which are now recorded on our condensed consolidated balance sheets as a result of the adoption of ASC 842, effective January 1, 2021.  See Note 12 for further detail.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.  While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on experience and various other assumptions that we believe are reasonable under the circumstances.  All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our 2020 10-K.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our credit facilities.  A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $1.1 million impact on our cash interest expense for the three months ended March 31, 2021.  We use interest rate swap agreements to manage this exposure.

In March 2020, we entered into the Second Amended January 2019 Swap, which amended the Amended January 2019 Swap to a lower rate of 2.1% and extend its maturity to June 1, 2024.  In July 2020, we entered into the Borrower Assumption Agreement, which details the Reorganization and the assumption of obligations, liabilities and rights under the New Credit Facilities.  Refer to Note 7, “Long-Term Debt” and Note 8, “Derivative Instruments” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.  There were no other changes to our debt and interest rate swap agreements from those disclosed in the 2020 10-K.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. See “—Factors Affecting the Comparability of Ranpak’s Results of Operations – Effect of Currency Fluctuations” in Item 2 previously for more information about our foreign currency exchange rate exposure.  We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business.  Currently, we do not hedge our foreign exchange transaction or translation exposure but may consider doing so in the future.

For the three months ended March 31, 2021, net revenue denominated in currencies other than U.S. dollars amounted to $61.7 million or 70.4% of our net revenue for the period.  Substantially all of this amount was denominated in Euro.  A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused our reported net revenue for the three months ended March 31, 2021 to increase or decrease by approximately $6.0 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended March 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Information about our risk factors is contained in Item 1A of the 2020 10-K.  There are no material changes in our risk factors from those disclosed in the 2020 10-K.

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

4.1

Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ranpak Holdings Corp.

Date:	May 7, 2021	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer