Form 10-Q
period 2021-06-30
Ranpak Holdings Corp.
filed 2021-07-29
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 27, 2021, the registrant had 78,473,776 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2021 and 2020

Unaudited Condensed Consolidated Balance Sheets – June 30, 2021 and December 31, 2020

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020

Notes to the Unaudited Condensed Consolidated Financial Statements

1

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Paper revenue	$73.5	$52.9	$148.3	$106.3
Machine lease revenue	12.4	9.4	23.2	17.9
Other revenue	4.1	3.8	6.2	5.3
Net revenue	90.0	66.1	177.7	129.5
Cost of goods sold	54.3	39.1	105.7	75.7
Gross profit	35.7	27.0	72.0	53.8
Selling, general and administrative expenses	24.6	20.7	43.7	40.3
Depreciation and amortization expense	8.7	7.7	17.4	15.2
Other operating expense, net	1.3	0.7	2.1	1.0
Income (loss) from operations	1.1	(2.1)	8.8	(2.7)
Interest expense	6.0	5.5	11.6	11.7
Foreign currency (gain) loss	1.2	1.4	(2.4)	(0.1)
Loss before income tax benefit	(6.1)	(9.0)	(0.4)	(14.3)
Income tax benefit	(0.9)	(0.5)	(1.5)	(2.2)
Net income (loss)	$(5.2)	$(8.5)	$1.1	$(12.1)

Two-class method
Earnings (loss) per share
Basic	$(0.07)	$(0.12)	$0.01	$(0.17)
Diluted	$(0.07)	$(0.12)	$0.01	$(0.17)
Class A – earnings (loss) per share
Basic	$(0.07)	$(0.12)	$0.01	$(0.17)
Diluted	$(0.07)	$(0.12)	$0.01	$(0.17)
Class C – earnings (loss) per share
Basic	$(0.07)	$(0.12)	$0.02	$(0.17)
Diluted	$(0.07)	$(0.12)	$0.02	$(0.17)

Weighted average number of shares outstanding - Class A and C
Basic	77,653,610	70,947,868	75,617,785	70,898,813
Diluted	77,653,610	70,947,868	77,028,319	70,898,813

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$2.2	$3.5	$(6.2)	$(0.5)
Interest rate swap adjustments	0.6	(1.6)	3.2	(11.7)
Total other comprehensive income (loss), before tax	2.8	1.9	(3.0)	(12.2)
Provision (benefit) for income taxes related to other comprehensive income (loss)	0.2	0.1	0.8	(2.2)
Total other comprehensive income (loss), net of tax	2.6	1.8	(3.8)	(10.0)
Comprehensive loss, net of tax	$(2.6)	$(6.7)	$(2.7)	$(22.1)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Condensed Consolidated Balance Sheets

(in millions, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$125.3	$48.5
Accounts receivable, net	40.8	39.1
Inventories, net	25.6	16.1
Income tax receivable	6.6	0.1
Prepaid expenses and other current assets	3.4	3.4
Total current assets	201.7	107.2

Property, plant and equipment, net	124.8	124.4
Operating lease right-of-use assets, net	7.6	-
Goodwill	454.9	458.4
Intangible assets, net	423.3	440.6
Other assets	9.9	2.9
Total assets	$1,222.2	$1,133.5

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$33.2	$24.9
Accrued liabilities and other	26.8	30.7
Current portion of long-term debt	1.1	0.5
Operating lease liabilities, current	2.5	-
Deferred machine fee revenue	2.1	1.4
Total current liabilities	65.7	57.5

Long-term debt	408.1	432.7
Deferred tax liabilities	107.1	109.6
Derivative instruments	6.0	9.6
Operating lease liabilities, non-current	5.1	-
Other liabilities	0.9	1.2
Total liabilities	592.9	610.6

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at June 30, 2021 and December 31, 2020
Shares issued and outstanding: 78,469,923 and 69,005,059
at June 30, 2021 and December 31, 2020, respectively	-	-
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at June 30, 2021 and December 31, 2020
Shares issued and outstanding: 2,921,099 and 6,511,293
at June 30, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital	673.8	564.7
Accumulated deficit	(51.4)	(52.5)
Accumulated other comprehensive income	6.9	10.7
Total shareholders' equity	629.3	522.9
Total liabilities and shareholders' equity	$1,222.2	$1,133.5

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	64,293,741	$-	6,511,293	$-	$557.5	$(29.1)	$3.4	$531.8
Stock-based awards vested and distributed	51,603	-	-	-	-	-	-	-
Issue Director shares	6,903	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.2	-	-	2.2
Net loss	-	-	-	-	-	(3.6)	-	(3.6)
Other comprehensive loss	-	-	-	-	-	-	(11.8)	(11.8)
Balance at March 31, 2020	64,352,247	$-	6,511,293	$-	$559.7	$(32.7)	$(8.4)	$518.6
Stock-based awards vested and distributed	143,048	-	-	-	-	-	-	-
Issue Director shares	61,164	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.0	-	-	2.0
Net loss	-	-	-	-	-	(8.5)	-	(8.5)
Other comprehensive income	-	-	-	-	-	-	1.8	1.8
Balance at June 30, 2020	64,556,459	$-	6,511,293	$-	$561.7	$(41.2)	$(6.6)	$513.9

Balance at December 31, 2020	69,005,059	$-	6,511,293	$-	$564.7	$(52.5)	$10.7	$522.9
Stock-based awards vested and distributed	332,718	-	-	-	(1.7)	-	-	(1.7)
Issue Director shares	5,584	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.7	-	-	2.7
Net income	-	-	-	-	-	6.3	-	6.3
Other comprehensive loss	-	-	-	-	-	-	(6.4)	(6.4)
Balance at March 31, 2021	69,343,361	$-	6,511,293	$-	$565.7	$(46.2)	$4.3	$523.8
Shareholder conversion of Class C to Class A	3,590,194	-	(3,590,194)	-	-	-	-	-
May 2021 Equity Offering	5,250,000	-	-	-	103.4	-	-	103.4
Stock-based awards vested and distributed	202,414	-	-	-	-	-	-	-
Issue Director shares	83,954	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	4.7	-	-	4.7
Net loss	-	-	-	-	-	(5.2)	-	(5.2)
Other comprehensive income	-	-	-	-	-	-	2.6	2.6
Balance at June 30, 2021	78,469,923	$-	2,921,099	$-	$673.8	$(51.4)	$6.9	$629.3

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$1.1	$(12.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35.9	29.6
Amortization of deferred financing costs	1.1	0.7
Loss on disposal of fixed assets	0.7	1.0
Deferred income taxes	(2.4)	(0.9)
Amortization of initial value of hedging instrument	(0.4)	-
Currency gain on foreign denominated debt and notes payable	(2.6)	(0.2)
Amortization of restricted stock units	7.4	4.2
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(0.9)	(2.6)
(Increase) decrease in inventory	(9.2)	(4.8)
(Increase) decrease in prepaid expenses and other assets	0.1	(0.3)
Increase (decrease) in accounts payable	7.5	10.2
Increase (decrease) in accrued liabilities	0.8	2.1
Change in other assets and liabilities	(8.3)	(4.6)
Net cash provided by operating activities	30.8	22.3

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(21.9)	(15.1)
Other capital expenditures	(4.3)	(3.1)
Total capital expenditures	(26.2)	(18.2)
Patent and trademark expenditures	(0.6)	(0.4)
Net cash used in investing activities	(26.8)	(18.6)

Cash Flows from Financing Activities
Proceeds from equity offering, gross	104.0	-
Prepayments on term loan	(20.9)	-
Financing costs of equity offering	(0.6)	-
Principal payments on term loans	(0.8)	(0.7)
Payments on finance lease liabilities	(0.3)	-
Exit Payment	(8.2)	-
Net cash provided by (used in) financing activities	73.2	(0.7)

Effect of Exchange Rate Changes on Cash	(0.4)	(0.1)
Net Increase in Cash and Cash Equivalents	76.8	2.9
Cash and Cash Equivalents, beginning of period	48.5	19.7
Cash and Cash Equivalents, end of period	$125.3	$22.6

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

As of June 30, 2021, our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates exceeded $700 million. As we meet all other applicable criteria in the Securities Exchange Act of 1934, as amended, we anticipate that we will lose EGC status and become a large accelerated filer as of December 31, 2021.

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

Recently Issued Accounting Standards — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the FASB’s guidance on the impairment of financial instruments. ASU 2016-13 adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt ASU 2016-13 on January 1, 2022. We are currently evaluating the impact that this new guidance will have on our financial position, results of operations, cash flows and related disclosures.

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. In June 2021, we invested $70.0 million in a money market fund. A money market fund is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other operating expense (income) and were immaterial for the month of June 2021. The balance remained approximately $70.0 million at June 30, 2021. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets. Refer to Note 10, “Fair Value Measurement” for further detail.

In May 2021, we completed a public offering of 4.5 million shares of Class A common stock. Additionally, the underwriters completed the exercise of an allotment option to sell an additional 0.8 million shares (the public offering and the allotment option collectively referred to as the “May 2021 Equity Offering”). Cash proceeds received in the May 2021 Equity Offering, net of underwriting fees, commissions, and transaction expenses, were $103.4 million. We used the proceeds to prepay debt and invest in a money market fund. The balance will be used for general corporate purposes. Refer to Note 7, “Long-Term Debt” for further detail.

Accounts Receivable, net — The components of accounts receivable, net was follows:

	June 30, 2021	December 31, 2020
Accounts receivable	$41.4	$39.6
Allowance for doubtful accounts	(0.6)	(0.5)
Accounts receivable, net	$40.8	$39.1

At June 30, 2021 and December 31, 2020, certain customers’ accounts receivable balances exceeded 10% of accounts receivable. At June 30, 2021, one customer accounted for approximately 10.0% of our accounts receivable balance. At December 31, 2020, one customer accounted for approximately 12.9% of our accounts receivable balance.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Inventories, net — The components of inventories, net were as follows:

	June 30, 2021	December 31, 2020
Raw materials	$14.1	$9.8
Work-in-process	1.2	0.5
Finished goods	11.3	6.8
Total inventories	26.6	17.1
Reserve for obsolescence	(1.0)	(1.0)
Inventories, net	$25.6	$16.1

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	June 30, 2021	December 31, 2020
Land	$4.2	$4.2
Buildings and improvements	8.7	8.7
Machinery and equipment	18.0	15.3
Computer and office equipment	10.4	10.7
Converting machines	151.3	134.7
Total property, plant, and equipment	192.6	173.6
Accumulated depreciation	(67.8)	(49.2)
Property, plant, and equipment, net	$124.8	$124.4

Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation expense included in	2021	2020	2021	2020
Cost of goods sold	$9.4	$7.4	$18.5	$14.4
Depreciation and amortization expense	1.3	0.5	2.7	1.0
Total depreciation expense	$10.7	$7.9	$21.2	$15.4

Accrued Liabilities and Other – The components of accrued liabilities and other was as follows:

	June 30, 2021	December 31, 2020
Employee compensation	$2.3	$2.6
Taxes	6.6	3.5
Professional fees	3.3	1.2
Bonus	4.6	6.0
Interest	1.8	1.9
Exit Payment	-	8.2
Interest rate swap liability, current portion	4.6	4.6
Other	3.6	2.7
Accrued liabilities and other	$26.8	$30.7

Under our credit agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders an $8.2 million exit payment (the “Exit Payment”), which was paid in the first quarter of 2021.

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Supplemental cash flow information
Interest paid	$5.4	$5.3	$10.9	$11.5
Taxes paid	4.3	0.9	5.0	1.5
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$1.7	$-	$10.6	$-
Equipment purchased under capital leases (ASC 840)	-	0.1	-	0.3
Capital expenditures in accounts payable	$0.1	$0.8	$0.4	$2.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
North America	$35.7	$28.2	$63.8	$55.3
Europe/Asia	54.3	37.9	113.9	74.2
Net revenue	90.0	66.1	177.7	129.5

Segment gross profit
North America	13.5	11.3	23.1	22.1
Europe/Asia	22.2	15.7	48.9	31.7
Gross profit	35.7	27.0	72.0	53.8

Expenses excluded from segment gross profit
Selling, general and administrative expenses	24.6	20.7	43.7	40.3
Depreciation and amortization expense	8.7	7.7	17.4	15.2
Other operating expense, net	1.3	0.7	2.1	1.0
Interest expense	6.0	5.5	11.6	11.7
Foreign currency (gain) loss	1.2	1.4	(2.4)	(0.1)
Loss before income tax benefit	$(6.1)	$(9.0)	$(0.4)	$(14.3)

Our customers are not concentrated in any specific geographic region. During the six months ended June 30, 2021 and 2020, no customers exceeded 10% of net revenue.

The following table presents our long-lived assets by geographic region:

	June 30, 2021	December 31, 2020
North America	$59.4	$59.4
Europe/Asia	65.4	65.0
Total long-lived assets	$124.8	$124.4

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

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of June 30, 2021 and December 31, 2020.

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

	Six Months Ended June 30,
	2021	2020
Beginning balance	$1.4	$2.5
Deferral of revenue	15.4	1.3
Recognition of revenue	(14.4)	(1.8)
Adjustments	(0.3)	-
Ending balance	$2.1	$2.0

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we further disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ASC 606
North America	$30.6	$28.2	$54.2	$51.9
Europe/Asia	47.0	28.5	100.3	59.7
Total paper and other revenue	$77.6	$56.7	$154.5	$111.6
ASC 842
Machine lease revenue	$12.4	$9.4	$23.2	$17.9
Net revenue	$90.0	$66.1	$177.7	$129.5

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

We assessed whether events or circumstances indicate that it was more likely than not that our goodwill and indefinite-lived intangible assets were impaired as of June 30, 2021. The goodwill and indefinite-lived intangible assets assessments included consideration of key factors such as macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events. We concluded that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying values at June 30, 2021.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2020	$338.8	$119.6	$458.4
Currency translation	-	(3.5)	(3.5)
Balance at June 30, 2021	$338.8	$116.1	$454.9

Finite-Lived Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Impairment of Long-lived Assets

We review our long-lived assets, including amortizable intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets. As of June 30, 2021, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$205.7	$(28.7)	$177.0	$209.2	$(22.2)	$187.0
Patented/unpatented technology	169.7	(31.5)	138.2	169.2	(23.7)	145.5
Intellectual property	0.5	(0.1)	0.4	0.4	-	0.4
In-process research and development	1.6	-	1.6	1.6	-	1.6
Total definite-lived intangible assets	377.5	(60.3)	317.2	380.4	(45.9)	334.5
Trademarks/tradenames with indefinite lives	106.1	-	106.1	106.1	-	106.1
Identifiable intangible assets, net	$483.6	$(60.3)	$423.3	$486.5	$(45.9)	$440.6

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at June 30, 2021:

Year	Amount
2021	$14.7
2022	29.3
2023	29.3
2024	29.3
2025	28.7
Thereafter	184.3
$315.6

Amortization expense was $7.4 million and $7.2 million in the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $14.7 million and $14.2 million in the six months ended June 30, 2021 and 2020, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of June 30, 2021:

Remaining Weighted-Average Useful Life
	June 30, 2021	December 31, 2020
Customer/distributor relationships	13 years	13 years
Patented/unpatented technology	9 years	10 years
Intellectual property	7 years	6 years
Total identifiable assets, net with definite lives	11 years	12 years

Note 7 — Long-Term Debt

Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), Ranger Packaging LLC, a Delaware limited liability company (the “U.S. Borrower”), and Ranpak B.V., a private limited liability company under the laws of the Netherlands (the “Dutch Borrower” and together with the U.S. Borrower, the “Borrowers”), entered into a First Lien Credit Agreement that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. In December 2019, the Company closed on a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility. In June 2021, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility (the “June 2021 Prepayment”). As of June 30, 2021 and December 31, 2020, no amounts were outstanding under the Revolving Facility.

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
First Lien Dollar Term Facility	$250.0	$270.9
First Lien Euro Term Facility	163.1	168.9
Finance lease liabilities	1.7	-
Deferred financing costs, net	(5.6)	(6.6)
Total debt	409.2	433.2
Less: current portion of long-term debt	(0.5)	(0.5)
Less: current portion of finance lease liabilities	(0.6)	-
Long-term debt	$408.1	$432.7

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of June 30, 2021 and December 31, 2020, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings. The interest rate for the First Lien Dollar Term Facility as of June 30, 2021 and December 31, 2020 was 3.85% and 3.91%, respectively. The interest rate for the First Lien Euro Term Facility as of June 30, 2021 and December 31, 2020 was 3.75% and 3.75%, respectively.

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

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. We were in compliance with all financial covenants as of June 30, 2021.

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

Among other things, the Amendment No. 1 amends the Credit Agreement such that (i) the requirement of the Borrowers to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (ii) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10.0 million and 10% of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) (increased from the greater of $7.0 million and 7% of Consolidated Adjusted EBITDA) as of the last day of the most recently ended four fiscal quarter period for which financial statements have been delivered.

On July 1, 2020, we entered into a borrower assumption agreement (“Borrower Assumption Agreement”), which provided that, in the following order, (i) Rack Holdings Inc. merged with and into Ranger Packaging LLC, with Ranger Packaging LLC as the surviving entity of such merger and (ii) Ranger Packaging LLC merged with and into Ranpak Corp., with Ranpak Corp. as the surviving entity of such merger (clauses (i) and (ii) collectively, the “Reorganization”). Contemporaneously with the Reorganization, Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC, certain other subsidiaries of Ranger Pledgor LLC and Goldman Sachs Lending

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Partners LLC entered into the Borrower Assumption Agreement whereby, among other things, Ranpak Corp. assumed all obligations, liabilities and rights of Ranger Packaging LLC as the U.S. Borrower under the Facilities.

Under the First Lien Term Facility agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders the $8.2 million Exit Payment, which was paid in the first quarter of 2021.

As a result of the June 2021 Prepayment, we accelerated the amortization of approximately $0.3 million of deferred financing costs, which is included in interest expense. Additionally, as a result of making the Exit Payment to our lenders, we became eligible to enter into the Permitted Exit Payment Amendment (as defined in the Credit Agreement) to the Credit Agreement which, among other things, would introduce additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. On July 28, 2021 the Permitted Exit Payment Amendment to the Credit Agreement became effective.

Note 8 — Derivative Instruments

We use derivatives as part of the normal business operations to manage our exposure to fluctuations in interest rates associated with variable interest rate debt and decrease the volatility of cash flows affected by changes in interest rates.

On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200.0 million (the “January 2019 Swap”) to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The January 2019 Swap became effective on June 3, 2019 and will terminate on June 3, 2022. The January 2019 Swap economically converts a portion of the variable rate debt to fixed rate debt. The Company receives floating interest payments monthly based on one-month LIBOR and pays a fixed rate of 2.56% to the counterparty. Prior to September 25, 2019, the Company did not apply hedge accounting to the January 2019 Swap. Changes in fair value were recorded to interest expense.

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

A summary of our interest rate swaps is as follows:

Interest Rate Swap Agreements	Designation	Maturity Date	Rate	Notional Value	Debt Instrument Hedged	Percentage of Debt Instrument Outstanding
June 30, 2021
September 2019 Swap	Cash flow hedge	June 1, 2023	1.50%	$50.0	First Lien Dollar Term Facility	20%
Second Amended January 2019 Swap	Cash flow hedge	June 1, 2024	2.09%	200.0	First Lien Dollar Term Facility	80%
				$250.0		100%

December 31, 2020
September 2019 Swap	Cash flow hedge	June 1, 2023	1.50%	$50.0	First Lien Dollar Term Facility	18%
Second Amended January 2019 Swap	Cash flow hedge	June 1, 2024	2.09%	200.0	First Lien Dollar Term Facility	74%
				$250.0		92%

The Second Amended January 2019 Swap contains an insignificant financing element that is amortized over the term of the hedging relationship.

As of June 30, 2021, we anticipate having to reclassify $4.6 million from accumulated other comprehensive income (loss) into earnings during the next twelve months to offset the variability of the hedged items during this period.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

Interest Rate Swap Agreements	Balance Sheet Classification	June 30, 2021	December 31, 2020
Designated as cash flow hedges	Accrued liabilities and other	$4.6	$4.6
Designated as cash flow hedges	Derivative instruments	6.0	9.6
		$10.6	$14.2

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statement of operations. The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total interest expense presented in the statement of operations	$6.0	$5.5	$11.6	$11.7
Interest rate swap agreements designated as cash flow hedges	$0.9	$0.4	1.9	0.7

Note 9 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive income at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$11.7	$-	$11.7
Unrealized gain (loss) on interest rate swaps	(6.7)	1.9	(4.8)
Total	$5.0	$1.9	$6.9

	December 31, 2020
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$17.9	$-	$17.9
Unrealized gain (loss) on interest rate swaps	(9.9)	2.7	(7.2)
Total	$8.0	$2.7	$10.7

The following table presents the changes in accumulated other comprehensive income (loss) by component:

	Six Months Ended June 30, 2021
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$17.9	$(7.2)	$10.7
Other comprehensive income (loss) before reclassifications	(6.2)	5.1	(1.1)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(2.7)	(2.7)
Ending balance	$11.7	$(4.8)	$6.9

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of June 30, 2021 and December 31, 2020. The carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2021
Money market fund	$70.0	$70.0	$-	$-
Current and long-term debt	414.8	-	414.8	-
Interest rate swap agreements liability	$10.6	$-	$10.6	$-

December 31, 2020
Current and long-term debt	$439.8	$-	$439.8	$-
Interest rate swap agreements liability	$14.2	$-	$14.2	$-

The valuation techniques and inputs used for fair value measurements categorized within Level 1 include quoted prices in active markets that are readily and regularly available.

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

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective tax rate	15.6%	5.7%	435.1%	15.7%

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of June 30, 2021, tax years 2018 through 2021 are subject to examination by the tax authorities.

Pursuant to ASC 740, as of each balance sheet date, the Company assesses its uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes several significant business tax provisions that, among other things, eliminated the taxable income limit for certain net operating losses (“NOL”) and allow businesses and individuals to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate AMT credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent (special partnership rules apply); and fix the “retail glitch” for qualified improvement property in the 2017 tax code overhaul known informally as the Tax Cuts and Jobs Act (the “TCJA”) (TCJA, Public Law 115-97). ASC 740, Income Taxes, requires that the tax effects of changes in tax laws or rates be recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. We recorded any applicable impact from the CARES Act in the first quarter of 2020.

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

Operating leases and finance leases are included in the condensed consolidated balance sheets as follows:

	Classification	June 30, 2021
Lease assets
Operating lease right-of-use assets, net	Assets	$7.6
Finance lease right of use assets, net	Property, plant, and equipment, net	1.7
Total lease assets		$9.3
Lease liabilities
Operating lease liabilities, current	Current liabilities	$2.5
Operating lease liabilities, non-current	Liabilities	5.1
Finance lease liabilities, current	Current portion of long-term debt	0.6
Finance lease liabilities, non-current	Long-term debt	1.1
Total lease liabilities		$9.3

The components of lease costs, which are included in income (loss) from operations in our condensed consolidated statements of operations and comprehensive income (loss), were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating leases
Operating lease costs	$0.8	$1.4
Variable lease costs	-	0.2
Total operating lease costs	$0.8	$1.6
Finance leases
Amortization of right-of-use asset	$0.1	$0.3
Interest on finance lease liabilities	-	-
Total finance lease costs	$0.1	$0.3

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Under ASC 840, rental expense was $0.5 million and $1.0 million in the three and six months ended June 30, 2020.

Maturities of lease liabilities as of June 30, 2021 are as follows:

	Operating	Finance	Total
2021	$1.4	$0.3	$1.7
2022	2.5	0.6	3.1
2023	1.7	0.4	2.1
2024	1.2	0.2	1.4
2025	1.0	0.1	1.1
2026 and Thereafter	0.4	0.2	0.6
Total lease payments	8.2	1.8	10.0
Less lease interest	(0.6)	(0.1)	(0.7)
Total lease liabilities	$7.6	$1.7	$9.3

Minimum lease payments under ASC 840, as of December 31, 2020, were as follows:

Year Ended	Amount
2021	$2.8
2022	2.3
2023	1.4
2024	1.0
2025	0.8
Thereafter	0.2
Total	$8.5

Additional information related to leases is presented as follows:

June 30, 2021
Operating leases
Weighted average remaining lease term	3.7 years
Weighted average discount rate	3.9%
Finance leases
Weighted average remaining lease term	3.3 years
Weighted average discount rate	3.3%

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$0.7	$1.3
Operating cash flows from finance leases	-	-
Financing cash flows from finance leases	0.2	0.3
Total cash paid	$0.9	$1.6

Leased assets obtained in exchange for new operating lease liabilities	$1.5	$8.6
Leased assets obtained in exchange for new finance lease liabilities	0.2	2.0
ROU assets obtained in exchange for lease liabilities	$1.7	$10.6

Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and six months ended June 30, 2021.

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

The table below summarizes certain data for our stock-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense	$4.7	$2.0	$7.4	$4.2
Tax (expense) benefit for stock-based compensation	0.8	0.5	1.2	0.7
Fair value of vested awards	$5.5	$2.5	$8.6	$4.9

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

At the annual meeting in May 2021, shareholders approved an amendment to the 2019 Plan (the "Amended Plan") that authorized an additional 9.0 million shares for issuance for future awards. As of June 30, 2021, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(5,215,891)
Awards forfeited	878,489
Available for future awards	8,780,653

Awards vested	1,233,057

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

Performance-Based Restricted Stock Units — Performance-based restricted stock units (“PRSU” or “PRSUs”) represent a right to receive, to the extent vested and earned, one share of our common stock. Our PRSUs generally follow two forms. One form of PRSU vests over a three-year period with the number of the awards to be earned determined at the end of the initial one-year performance period, based upon attainment of specific business performance goals during such initial one-year performance period. If certain minimum performance levels are not attained in the initial one-year performance period, the awards will be automatically forfeited before vesting. The awards are variable in that PRSUs earned could range from 0% to 150% of the target number of PRSUs granted, contingent on the performance level attained.

In connection with the shareholders approving the Amended Plan, certain executive officers and key employees received a special long-term incentive PRSU award (the "2021 LTIP PRSUs"). The 2021 LTIP PRSUs are generally eligible to be earned based on performance against pre-established performance metrics during our 2023, 2024 and 2025 fiscal years. One-third of the 2021 LTIP PRSUs are eligible to be earned and vest on each of January 1, 2024, January 1, 2025, and January 1, 2026 based on the achievement of performance goals during the one-year period immediately preceding the vesting date (each such one-year period, a “2021 LTIP PRSU Measurement Period”), subject to continued employment on each such vesting date. The number of PRSUs eligible to be earned in respect of each such 2021 LTIP PRSU Measurement Period will be equal to one-third of the target number of PRSUs multiplied by a percentage that corresponds to the level of achievement of our performance goals. The awards are variable in that the PRSUs earned could range from 0% to 300% of the target number of PRSUs granted contingent on the performance level attained.

The fair value of our PRSUs is determined on the grant date. Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions.

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2020	669,855	$8.60	550,496	$8.09
Granted	167,022	20.50	2,665,766	22.09
Vested	(459,149)	11.67	(383,096)	8.91
Forfeited	(7,564)	8.66	(127,349)	8.36
Outstanding at June 30, 2021	370,164	$10.16	2,705,817	$21.75

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

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	80,214	$7.48
Granted	37,688	22.56
Vested	(89,538)	8.38
Balance at June 30, 2021	28,364	$24.68

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 15 — Shareholders’ Equity

Capital Stock — The Company is authorized to issue 426.0 million shares of capital stock, consisting of (i) 200.0 million shares of Class A common stock, par value $0.0001 per share, (ii) 25.0 million shares of Class B common stock, par value $0.0001 per share, and (iii) 200.0 million shares of Class C common stock, par value $0.0001 per share and (iv) 1.0 million shares of preferred stock, par value $0.0001 per share.

Common Shares — Each holder of Class A Common Stock (“Class A”) is entitled to one vote for each Class A share held of record. Holders of shares of Class C Common Stock (“Class C”) have no such voting rights and, as such, shall not have the right to receive notice of, attend at or vote on any matters on which stockholders generally are entitled to vote. Class C shares have a right of conversion that upon sale or other transfer convert to Class A shares. In April 2021, a shareholder exercised such right of conversion and converted 3.6 million Class C shares for 3.6 million Class A shares. As previously noted, we sold approximately 5.3 million shares of Class A common stock in the May 2021 Equity Offering for net proceeds of $103.4 million.

Preferred Shares — The Company’s charter authorizes 1.0 million shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of June 30, 2021, the Company had no preferred stock outstanding.

Warrants — On August 6, 2020, we commenced (i) an offer to each holder of our outstanding public warrants, forward purchase warrants, and private placement warrants (collectively, the “Warrants”), each to purchase shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), the opportunity to receive 0.22 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the public warrants and the forward purchase warrants to amend the Warrant Agreement, dated as of January 17, 2018, by and between the Company and Continental Stock Transfer & Trust Company, which governs all of the Warrants (the “Warrant Amendment”). The approved Warrant Amendment permitted the Company to require that each warrant that is outstanding subsequent to the expiration of the Offer be converted into 0.198 shares of Class A common stock. The Offer resulted in a valid tendering of 20.0 million Warrants, or approximately 99.7% of the Warrants, resulting in 4.4 million shares of Class A common stock issued in exchange for said Warrants. As a result of the low number of Warrants remaining outstanding following the Offer, the NYSE delisted the remaining Warrants. The remaining 60,493 Warrants were exchanged at the 0.198 ratio for 11,977 shares of Class A common stock on September 21, 2020. We paid an immaterial amount for fractional shares converted to cash. No Warrants remained after the exchanges.

Outstanding Shares — At June 30, 2021 and December 31, 2020, the Company had the following shares of common stock outstanding:

	June 30, 2021			December 31, 2020
	Class A	Class C	Total Common	Class A	Class C	Total Common
Shares outstanding not subject to an earn-out agreement	78,469,923	2,921,099	81,391,022	62,888,606	5,779,910	68,668,516
Shares subject to $15.00 earn-out	-	-	-	2,940,336	-	2,940,336
Shares subject to $12.50 earn-out	-	-	-	3,018,617	731,383	3,750,000
Shares subject to $12.25 earn-out	-	-	-	157,500	-	157,500
Total	78,469,923	2,921,099	81,391,022	69,005,059	6,511,293	75,516,352

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

As of June 30, 2021, we have not issued any instruments that were considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of our earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(5.2)	$(8.5)	$1.1	$(12.1)
Net income (loss) attributable to common stockholders for basic and diluted EPS	$(5.2)	$(8.5)	$1.1	$(12.1)

Denominator:
Basic weighted average common shares outstanding	77,653,610	70,947,868	75,617,785	70,898,813
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	388,030	-
Dilutive effect of Class A and Class C earnout shares	-	-	1,022,504	-
Diluted weighted average common shares outstanding	77,653,610	70,947,868	77,028,319	70,898,813

Earnings (loss) per share attributable to common stockholders
Basic	$(0.07)	$(0.12)	$0.01	$(0.17)
Diluted	$(0.07)	$(0.12)	$0.01	$(0.17)

Two-class method:
Class A Common Stock
Basic weighted average common shares outstanding	74,673,332	64,436,575	70,968,631	64,387,520
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	388,030	-
Dilutive effect of Class A earnout shares	-	-	935,627	-
Diluted weighted average common shares outstanding	74,673,332	64,436,575	72,292,288	64,387,520
Proportionate share of net income (loss)	$(5.0)	$(7.7)	$1.0	$(11.0)
Class A – basic earnings (loss) per share	$(0.07)	$(0.12)	$0.01	$(0.17)
Class A – diluted earnings (loss) per share	$(0.07)	$(0.12)	$0.01	$(0.17)

Class C Common Stock
Basic weighted average common shares outstanding	2,980,278	6,511,293	4,649,154	6,511,293
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Dilutive effect of Class C earnout shares	-	-	86,877	-
Diluted weighted average common shares outstanding	2,980,278	6,511,293	4,736,031	6,511,293
Proportionate share of net income (loss)	$(0.2)	$(0.8)	$0.1	$(1.1)
Class C – basic earnings (loss) per share	$(0.07)	$(0.12)	$0.02	$(0.17)
Class C – diluted earnings (loss) per share	$(0.07)	$(0.12)	$0.02	$(0.17)

The dilutive effect of 0.4 million shares in the three months ended June 30, 2021, and 0.2 million and 0.1 million shares in the three and six months ended June 30, 2020, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warrants on common stock	-	20,108,744	-	20,108,744
RSUs and PRSUs	1,887,894	1,185,547	782,288	874,508
Total antidilutive securities	1,887,894	21,294,291	782,288	20,983,252

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 17 — Transactions with Related Parties

Shared Services Agreement

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement amounted to approximately $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Total fees under the agreement amounted to approximately $0.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Ranpak included in our 2020 10-K, filed with the SEC on March 4, 2021. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report on Form 10-Q.

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

As of June 30, 2021, we had an installed base of approximately 123.6 thousand protective packaging systems serving a diverse set of distributors and end-users. We generated net revenue of $177.7 million and $129.5 million in the six months ended June 30, 2021 and 2020, respectively.

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

Protective Packaging Systems Base — We closely track the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of protective packaging systems also drives our capital expenditure budgets. The following table presents our installed base of protective packaging systems by product line as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020	Change	% Change
Protective Packaging Systems	(in thousands)
Cushioning machines	34.3	33.1	1.2	3.6
Void-fill machines	71.8	62.9	8.9	14.1
Wrapping machines	17.5	13.5	4.0	29.6
Total	123.6	109.5	14.1	12.9

Paper Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we negotiate supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. In recent months, the cost of paper has increased, though we have not experienced the full impact of the increases to date because of existing purchase arrangements. However, as we renegotiate our paper purchase arrangements in the ordinary course over the coming months, we expect our cost of goods sold to increase. Freight costs are also increasing, which we expect will further impact our cost of goods sold. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict how much of these increases that we will be able to pass on to our customers and our ability to pass these costs on to our customers. As such, we expect some pressure on our gross margin.

Results of Operations

The following tables set forth our results of operations for the three and six months ended June 30, 2021 and 2020 with line items presented in millions of dollars.

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

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three and six months ended June 30, 2021 and 2020. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and six months ended June 30, 2021 and 2020.

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021	% Net revenue	2020	% Net revenue
Net revenue	$90.0	―	$66.1	―
Cost of goods sold	54.3	60.3	39.1	59.2
Gross profit	35.7	39.7	27.0	40.8
Selling, general and administrative expenses	24.6	27.3	20.7	31.3
Depreciation and amortization expense	8.7	9.7	7.7	11.6
Other operating expense, net	1.3	1.4	0.7	1.1
Income (loss) from operations	1.1	1.2	(2.1)	(3.2)
Interest expense	6.0	6.7	5.5	8.3
Foreign currency loss	1.2	1.3	1.4	2.1
Loss before income tax benefit	(6.1)	(6.8)	(9.0)	(13.6)
Income tax benefit	(0.9)	(1.0)	(0.5)	(0.8)
Net loss	$(5.2)	(5.8)	$(8.5)	(12.9)

Non-GAAP Constant Currency
EBITDA	$17.6		$11.5
AEBITDA	$25.6		$19.0

Net Revenue

The following tables and the discussion that follows compare Ranpak’s net revenue by geographic region and by product line for the three months ended June 30, 2021 and 2020 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Three Months Ended June 30,
	2021	% Net revenue	2020	% Net revenue
North America	$35.7	39.7	$28.2	42.7
Europe/Asia	54.3	60.3	37.9	57.3
Net revenue	$90.0	100.0	$66.1	100.0

Cushioning machines	$38.3	42.6	$25.8	39.0
Void-fill machines	35.5	39.4	28.8	43.6
Wrapping machines	12.1	13.4	7.9	12.0
Other	4.1	4.6	3.6	5.4
Net revenue	$90.0	100.0	$66.1	100.0

	Non-GAAP Constant Currency
	Three Months Ended June 30,
	2021	% Net revenue	2020	% Net revenue	$ Change	% Change
North America	$35.7	40.8	$28.2	41.6	$7.5	26.6
Europe/Asia	51.8	59.2	39.6	58.4	12.2	30.8
Net revenue	$87.5	100.0	$67.8	100.0	$19.7	29.1

Cushioning machines	$37.1	42.4	$26.6	39.2	$10.5	39.5
Void-fill machines	34.5	39.4	29.4	43.4	5.1	17.3
Wrapping machines	11.9	13.6	8.0	11.8	3.9	48.8
Other	4.0	4.6	3.8	5.6	0.2	5.3
Net revenue	$87.5	100.0	$67.8	100.0	$19.7	29.1

Net revenue for the three months ended June 30, 2021 was $90.0 million compared to net revenue of $66.1 million in the three months ended June 30, 2020, an increase of $23.9 million or 36.2% year over year. Net revenue was positively impacted by increases in cushioning, void-fill, wrapping, and other sales. Cushioning increased $12.5 million, or 48.4%, to $38.3 million from $25.8 million; void-fill increased $6.7 million, or 23.3%, to $35.5 million from $28.8 million; wrapping increased $4.2 million, or 53.2%, to $12.1 million from $7.9 million; and other sales increased $0.5 million, or 13.9%, to $4.1 million from $3.6 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Constant currency net revenue was $87.5 million for the three months ended June 30, 2021, a $19.7 million, or 29.1%, increase from constant currency net revenue of $67.8 million for the three months ended June 30, 2020. The increase in net revenue was a result of an increase in the volume of our paper consumable products of approximately 32.0 percentage points (“pp”), partially offset by a 3.0 pp decrease in the price or mix of our paper consumable products.

Net revenue in North America for the three months ended June 30, 2021 totaled $35.7 million. Net revenue in North America was $28.2 million in the three months ended June 30, 2020. Net revenue in North America increased $7.5 million, or 26.6% attributable to an increase in cushioning, void-fill, wrapping, and other sales.

Net revenue in Europe/Asia for the three months ended June 30, 2021 totaled $54.3 million. Net revenue in Europe/Asia was $37.9 million in the three months ended June 30, 2020. Net revenue in Europe/Asia increased $16.4 million or 43.3% driven primarily by increases in cushioning, void-fill and wrapping product categories, partially offset by a decline in automation revenue. Constant currency net revenue in Europe/Asia was $51.8 million for the three months ended June 30, 2021, a $12.2 million, or 30.8%, increase from constant currency net revenue of $39.6 million for the three months ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2021 totaled $54.3 million. Cost of goods sold was $39.1 million in the three months ended June 30, 2020. Cost of goods sold increased $15.2 million or 38.9% due to higher volumes associated with higher paper sales, as well as increased freight costs, increased production costs and an increase in depreciation of $2.0 million over the prior year. Constant currency cost of goods sold increased by $12.7 million, or 31.7%, to $52.8 million in the three months ended June 30, 2021 from $40.1 million for the three months ended June 30, 2020. As a result, on a constant currency basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 1.2 pp to 39.7% in the three months ended June 30, 2021 from 40.9% for the comparable period in 2020.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the three months ended June 30, 2021 was $24.6 million, an increase of $3.9 million, or 18.8%, from $20.7 million in the three months ended June 30, 2020. Constant currency SG&A expenses increased by $3.0 million, or 14.2%, to $24.1 million in the three months ended June 30, 2021 from $21.1 million for the comparable period in 2020, largely due to increases in headcount and associated compensation. As a percentage of constant currency net revenue, constant currency SG&A decreased to 27.5% in the three months ended June 30, 2021 from 31.1% in the three months ended June 30, 2020.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2021 were $8.7 million. Depreciation and amortization expenses were $7.7 million in the three months ended June 30, 2020. Depreciation and amortization expenses increased $1.0 million, or 13.0% due to an increase in capital expenditures. Constant currency depreciation and amortization expenses increased by $0.7 million, or 9.0%, to $8.5 million in the three months ended June 30, 2021 from $7.8 million for the three months ended June 30, 2020. As a percentage of constant currency net revenue, constant currency depreciation and amortization expenses decreased to 9.7% in the three months ended June 30, 2021 from 11.5% in the three months ended June 30, 2020.

Other Operating Expense, Net

Other operating expense, net, for the three months ended June 30, 2021 was $1.3 million. Other operating expense, net was $0.7 million in the three months ended June 30, 2020. Other operating expense increased $0.6 million. Constant currency other operating expense, net, was not impacted by constant currency adjustments in the three months ended June 30, 2021. However, constant currency other operating expense, net was $0.9 million in the three months ended June 30, 2020. Other operating expense, net was largely driven by increases in research and development. As a percentage of constant currency net revenue, constant currency other operating expense, net, increased to 1.5% in the three months ended June 30, 2021 from 1.3% in the three months ended June 30, 2020.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $6.0 million. Interest expense was $5.5 million in the three months ended June 30, 2020. Interest expense increased $0.5 million, or 9.1%. Interest expense increased due to the accelerated amortization of approximately $0.3 million of deferred financing costs in the June 2021 Prepayment and interest expense on new finance leases. Constant currency interest expense was $5.9 million in the three months ended June 30, 2021, an increase of $0.4 million, or 7.3%, over $5.5 million in the prior period. As a percentage of constant currency net revenue, constant currency interest expense decreased to 6.7% in the three months ended June 30, 2021 from 8.1% in the three months ended June 30, 2020.

Foreign Currency Loss

Foreign currency loss for the three months ended June 30, 2021 was $1.2 million. Foreign currency loss was $1.4 million in the three months ended June 30, 2020. Foreign currency loss decreased $0.2 million due to unfavorable movements in Euro exchange rates. Constant currency foreign currency gain was $0.9 million in the three months ended June 30, 2021 compared to $1.4 million for the three months ended June 30, 2020. As a percentage of constant currency net revenue, constant currency foreign currency gain decreased to 1.0% in the three months ended June 30, 2021 from 2.1% in the three months ended June 30, 2020.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2021 was $0.9 million, or an effective tax rate of 15.6%. Income tax benefit was $0.5 million in the three months ended June 30, 2020, or an effective tax rate of 5.7%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation and the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the three months ended June 30, 2021 decreased $3.3 million to $5.2 million from a net loss of $8.5 million in the three months ended June 30, 2020. Constant currency net loss was $5.1 million in the three months ended June 30, 2021 compared to constant currency net loss of $8.6 million for the three months ended June 30, 2020. The change was due to the reasons discussed above.

Constant Currency EBITDA and AEBITDA

EBITDA for the three months ended June 30, 2021 was $17.6 million. EBITDA was $11.5 million in the three months ended June 30, 2020. Adjusting for one-time costs, constant currency AEBITDA for the three months ended June 30, 2021 and 2020 totaled $25.6 million and $19.0 million, respectively, an increase of $6.6 million, or 34.7%.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	% Net revenue	2020	% Net revenue
Net revenue	$177.7	―	$129.5	―
Cost of goods sold	105.7	59.5	75.7	58.5
Gross profit	72.0	40.5	53.8	41.5
Selling, general and administrative expenses	43.7	24.6	40.3	31.1
Depreciation and amortization expense	17.4	9.8	15.2	11.7
Other operating expense, net	2.1	1.2	1.0	0.8
Income (loss) from operations	8.8	5.0	(2.7)	(2.1)
Interest expense	11.6	6.5	11.7	9.0
Foreign currency gain	(2.4)	(1.4)	(0.1)	(0.1)
Loss before income tax benefit	(0.4)	(0.2)	(14.3)	(11.0)
Income tax benefit	(1.5)	(0.8)	(2.2)	(1.7)
Net income (loss)	$1.1	0.6	$(12.1)	(9.3)

Non-GAAP Constant Currency
EBITDA	$46.1		$27.0
AEBITDA	$53.6		$37.1

Net Revenue

The following tables and the discussion that follows compare Ranpak’s net revenue by geographic region and by product line for the six months ended June 30, 2021 and 2020 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Successor
	Six Months Ended June 30,
	2021	% Net revenue	2020	% Net revenue
North America	$63.8	35.9	$55.3	42.7
Europe/Asia	113.9	64.1	74.2	57.3
Net revenue	$177.7	100.0	$129.5	100.0

Cushioning machines	$78.0	43.9	$54.3	41.9
Void-fill machines	69.8	39.3	53.5	41.3
Wrapping machines	23.7	13.3	15.8	12.2
Other	6.2	3.5	5.9	4.6
Net revenue	$177.7	100.0	$129.5	100.0

	Non-GAAP Constant Currency
	Six Months Ended June 30,
	2021	% Net revenue	2020	% Net revenue	$ Change	% Change
North America	$63.8	37.0	$55.3	41.7	$8.5	15.4
Europe/Asia	108.7	63.0	77.3	58.3	31.4	40.6
Net revenue	$172.5	100.0	$132.6	100.0	$39.9	30.1

Cushioning machines	$75.3	43.7	$55.9	42.2	$19.4	34.7
Void-fill machines	67.9	39.4	54.5	41.1	13.4	24.6
Wrapping machines	23.2	13.4	16.0	12.1	7.2	45.0
Other	6.1	3.5	6.2	4.6	(0.1)	(1.6)
Net revenue	$172.5	100.0	$132.6	100.0	$39.9	30.1

Net revenue for the six months ended June 30, 2021 was $177.7 million. Net revenue was $129.5 million in the six months ended June 30, 2020. Net revenue increased $48.2 million or 37.2%. Net revenue was positively impacted by increases in cushioning, void-fill, wrapping, and other sales. Cushioning increased $23.7 million, or 43.6%, to $78.0 million from $54.3 million; void-fill increased $16.3 million, or 30.5%, to $69.8 million from $53.5 million; wrapping increased $7.9 million, or 50.0%, to $23.7 million from $15.8 million; and other sales increased $0.3 million, or 5.1%, to $6.2 million from $5.9 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Constant currency net revenue was $172.5 million for the six months ended June 30, 2021, a $39.9 million, or 30.1%, increase from constant currency net revenue of $132.6 million for the six months ended June 30, 2020. The increase in net revenue was a result of an increase in the volume of our paper consumable products of approximately 35.2 pp, partially offset by a 4.9 pp decrease in the price or mix of our paper consumable products and a decrease of approximately 0.3 pp in sales of automated box sizing equipment.

Net revenue in North America for the six months ended June 30, 2021 totaled $63.8 million. Net revenue in North America was $55.3 million in the six months ended June 30, 2020. Net revenue in North America increased $8.5 million, or 15.4% attributable to an increase in cushioning, void-fill, wrapping; and other sales.

Net revenue in Europe/Asia for the six months ended June 30, 2021 totaled $113.9 million. Net revenue in Europe/Asia was $74.2 million in the six months ended June 30, 2020. Net revenue in Europe/Asia increased $39.7 million or 53.5% driven primarily by increases in cushioning, void-fill and wrapping product categories, partially offset by a decline in automation revenue. Constant currency net revenue in Europe/Asia was $108.7 million for the six months ended June 30, 2021, a $31.4 million, or 40.6%, increase from constant currency net revenue of $77.3 million for the six months ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2021 totaled $105.7 million. Cost of goods sold was $75.7 million in the six months ended June 30, 2020. Cost of goods sold increased $30.0 million or 39.6% due to higher volumes associated with higher paper sales, as well as increased freight costs, increased production costs and an increase in depreciation of $4.1 million over the prior year. Constant currency cost of goods sold increased by $25.2 million, or 32.5%, to $102.7 million in the six months ended June 30, 2021 from $77.5 million for the six months ended June 30, 2020. As a result, on a constant currency basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 1.1 pp to 40.5% in the six months ended June 30, 2021 from 41.6% for the comparable period in 2020.

SG&A

SG&A expenses for the six months ended June 30, 2021 was $43.7 million, an increase of $3.4 million, or 8.4%, from $40.3 million in the six months ended June 30, 2020. Constant currency SG&A expenses increased by $1.8 million, or 4.4%, to $42.8 million in the six months ended June 30, 2021 from $41.0 million for the comparable period in 2020, largely due to increases in headcount and associated compensation. As a percentage of constant currency net revenue, constant currency SG&A decreased to 24.8% in the six months ended June 30, 2021 from 30.9% in the six months ended June 30, 2020.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2021 were $17.4 million. Depreciation and amortization expenses were $15.2 million in the six months ended June 30, 2020. Depreciation and amortization expenses increased $2.2 million, or 14.5% due to an increase in capital expenditures. Constant currency depreciation and amortization expenses increased by $1.7 million, or 11.0%, to $17.1 million in the six months ended June 30, 2021 from $15.4 million for the six months ended June 30, 2020. As a percentage of constant currency net revenue, constant currency depreciation and amortization expenses decreased to 9.9% in the six months ended June 30, 2021 from 11.6% in the six months ended June 30, 2020.

Other Operating Expense, Net

Other operating expense, net, for the six months ended June 30, 2021 was $2.1 million. Other operating expense, net was $1.0 million in the six months ended June 30, 2020. Other operating expense increased $1.1 million. Constant currency other operating expense, net, was not impacted by constant currency adjustments in the six months ended June 30, 2021. However, constant currency other operating expense, net was $1.4 million in the six months ended June 30, 2020. Other operating expense, net was largely driven by increases in research and development. As a percentage of constant currency net revenue, constant currency other operating expense, net, increased to 1.2% in the six months ended June 30, 2021 from 1.1% in the six months ended June 30, 2020.

Interest Expense

Interest expense for the six months ended June 30, 2021 was $11.6 million. Interest expense was $11.7 million in the six months ended June 30, 2020. Interest expense decreased $0.1 million, or 0.9%, due to decreased debt levels, offset by accelerated amortization of approximately $0.3 million of deferred financing costs in the June 2021 Prepayment and interest expense on new finance leases. The Exit Payment, which was accrued in 2020, was paid in the first quarter of 2021. Constant currency interest expense was $11.5 million in the six months ended June 30, 2021, compared to $11.7 million in the six months ended June 30, 2020. As a percentage of constant currency net revenue, constant currency interest expense decreased to 6.7% in the six months ended June 30, 2021 from 8.8% in the six months ended June 30, 2020.

Foreign Currency Gain

Foreign currency gain for the six months ended June 30, 2021 was $2.4 million. Foreign currency gain was $0.1 million in the six months ended June 30, 2020. Foreign currency gain increased $2.3 million due to favorable movements in Euro exchange rates. Constant currency foreign currency gain was $3.1 million in the six months ended June 30, 2021 compared to $0.1 million for the six months ended June 30, 2020. As a percentage of constant currency net revenue, constant currency foreign currency gain increased to 1.8% in the six months ended June 30, 2021 from 0.1% in the six months ended June 30, 2020.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2021 was $1.5 million, or an effective tax rate of 435.1%. Income tax benefit was $2.2 million in the six months ended June 30, 2020, or an effective tax rate of 15.7%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income and a discrete adjustment related to an increase in value of the stock-based compensation. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation and the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Income (Loss)

Net income for the six months ended June 30, 2021 increased $13.2 million to $1.1 million from a net loss of $12.1 million in the six months ended June 30, 2020. Constant currency net income was $1.0 million in the six months ended June 30, 2021 compared to constant currency net loss of $12.2 million for the six months ended June 30, 2020. The change was due to the reasons discussed above.

Constant Currency EBITDA and AEBITDA

EBITDA for the six months ended June 30, 2021 was $46.1 million. EBITDA was $27.0 million in the six months ended June 30, 2020. Adjusting for one-time costs, constant currency AEBITDA for the six months ended June 30, 2021 and 2020 totaled $53.6 million and $37.1 million, respectively, an increase of $16.5 million, or 44.5%.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$90.0	$(2.5)	$87.5
Cost of goods sold	54.3	(1.5)	52.8
Gross profit	35.7	(1.0)	34.7
Selling, general and administrative expenses	24.6	(0.5)	24.1
Depreciation and amortization expense	8.7	(0.2)	8.5
Other operating expense, net	1.3	-	1.3
Income from operations	1.1	(0.3)	0.8
Interest expense	6.0	(0.1)	5.9
Foreign currency loss	1.2	(0.3)	0.9
Loss before income tax benefit	(6.1)	0.1	(6.0)
Income tax benefit	(0.9)	-	(0.9)
Net loss	$(5.2)	$0.1	(5.1)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			9.2
Depreciation and amortization expense - D&A			8.5
Interest expense			5.9
Income tax benefit			(0.9)
Constant currency EBITDA			17.6

Constant currency-effected adjustments(2):
Unrealized loss translation			1.0
Non-cash impairment losses			0.5
M&A, restructuring, severance			0.3
Amortization of restricted stock units			4.7
Other non-core and non-cash adjustments			1.5
Constant currency AEBITDA			$25.6

	Three Months Ended June 30, 2020
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$66.1	$1.7	$67.8
Cost of goods sold	39.1	1.0	40.1
Gross profit	27.0	0.7	27.7
Selling, general and administrative expenses	20.7	0.4	21.1
Depreciation and amortization expense	7.7	0.1	7.8
Other operating expense, net	0.7	0.2	0.9
Loss from operations	(2.1)	-	(2.1)
Interest expense	5.5	-	5.5
Foreign currency loss	1.4	-	1.4
Loss before income tax benefit	(9.0)	-	(9.0)
Income tax benefit	(0.5)	0.1	(0.4)
Net loss	$(8.5)	$(0.1)	(8.6)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			7.4
Depreciation and amortization expense - D&A			7.7
Interest expense			5.5
Income tax benefit			(0.5)
Constant currency EBITDA			11.5

Constant currency-effected adjustments(2):
Unrealized loss translation			1.3
Constant currency			0.5
Non-cash impairment losses			0.6
M&A, restructuring, severance			2.3
Amortization of restricted stock units			2.0
Other non-core and non-cash adjustments			0.8
Constant currency AEBITDA			$19.0

	Non-GAAP Constant Currency
	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net revenue	$87.5	$67.8	$19.7	29.1
Cost of goods sold	52.8	40.1	12.7	31.7
Gross profit	34.7	27.7	7.0	25.3
Selling, general and administrative expenses	24.1	21.1	3.0	14.2
Depreciation and amortization expense	8.5	7.8	0.7	9.0
Other operating expense, net	1.3	0.9	0.4	44.4
Income (loss) from operations	0.8	(2.1)	2.9	(138.1)
Interest expense	5.9	5.5	0.4	7.3
Foreign currency loss	0.9	1.4	(0.5)	(35.7)
Loss before income tax benefit	(6.0)	(9.0)	3.0	(33.3)
Income tax benefit	(0.9)	(0.4)	(0.5)	125.0
Net loss	(5.1)	(8.6)	3.5	(40.7)

Constant currency-effected add(1):
Depreciation and amortization expense - COS	9.2	7.4	1.8	24.3
Depreciation and amortization expense - D&A	8.5	7.7	0.8	10.4
Interest expense	5.9	5.5	0.4	7.3
Income tax benefit	(0.9)	(0.5)	(0.4)	80.0
Constant currency EBITDA	17.6	11.5	6.1	53.0

Constant currency-effected adjustments(2):
Unrealized loss translation	1.0	1.3	(0.3)	(23.1)
Constant currency	-	0.5	(0.5)	(100.0)
Non-cash impairment losses	0.5	0.6	(0.1)	(16.7)
M&A, restructuring, severance	0.3	2.3	(2.0)	(87.0)
Amortization of restricted stock units	4.7	2.0	2.7	135.0
Other non-core and non-cash adjustments	1.5	0.8	0.7	87.5
Constant currency AEBITDA	$25.6	$19.0	$6.6	34.7

	Six Months Ended June 30, 2021
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$177.7	$(5.2)	$172.5
Cost of goods sold	105.7	(3.0)	102.7
Gross profit	72.0	(2.2)	69.8
Selling, general and administrative expenses	43.7	(0.9)	42.8
Depreciation and amortization expense	17.4	(0.3)	17.1
Other operating expense, net	2.1	-	2.1
Income from operations	8.8	(1.0)	7.8
Interest expense	11.6	(0.1)	11.5
Foreign currency gain	(2.4)	(0.7)	(3.1)
Loss before income tax benefit	(0.4)	(0.2)	(0.6)
Income tax benefit	(1.5)	(0.1)	(1.6)
Net income	$1.1	$(0.1)	1.0

Constant currency-effected add(1):
Depreciation and amortization expense - COS			18.1
Depreciation and amortization expense - D&A			17.1
Interest expense			11.5
Income tax benefit			(1.6)
Constant currency EBITDA			46.1

Constant currency-effected adjustments(2):
Unrealized gain translation			(2.6)
Non-cash impairment losses			0.7
M&A, restructuring, severance			0.4
Amortization of restricted stock units			7.4
Other non-core and non-cash adjustments			1.6
Constant currency AEBITDA			$53.6

	Six Months Ended June 30, 2020
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$129.5	$3.1	$132.6
Cost of goods sold	75.7	1.8	77.5
Gross profit	53.8	1.3	55.1
Selling, general and administrative expenses	40.3	0.7	41.0
Depreciation and amortization expense	15.2	0.2	15.4
Other operating expense, net	1.0	0.4	1.4
Loss from operations	(2.7)	-	(2.7)
Interest expense	11.7	-	11.7
Foreign currency gain	(0.1)	-	(0.1)
Loss before income tax benefit	(14.3)	-	(14.3)
Income tax benefit	(2.2)	0.1	(2.1)
Net loss	$(12.1)	$(0.1)	(12.2)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			14.4
Depreciation and amortization expense - D&A			15.3
Interest expense			11.7
Income tax benefit			(2.2)
Constant currency EBITDA			27.0

Constant currency-effected adjustments(2):
Unrealized gain translation			(0.2)
Constant currency			0.6
Non-cash impairment losses			0.8
M&A, restructuring, severance			3.6
Amortization of restricted stock units			4.2
Other non-core and non-cash adjustments			1.1
Constant currency AEBITDA			$37.1

	Non-GAAP Constant Currency
	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net revenue	$172.5	$132.6	$39.9	30.1
Cost of goods sold	102.7	77.5	25.2	32.5
Gross profit	69.8	55.1	14.7	26.7
Selling, general and administrative expenses	42.8	41.0	1.8	4.4
Depreciation and amortization expense	17.1	15.4	1.7	11.0
Other operating expense, net	2.1	1.4	0.7	50.0
Income (loss) from operations	7.8	(2.7)	10.5	(388.9)
Interest expense	11.5	11.7	(0.2)	(1.7)
Foreign currency gain	(3.1)	(0.1)	(3.0)	3,000.0
Loss before income tax benefit	(0.6)	(14.3)	13.7	(95.8)
Income tax benefit	(1.6)	(2.1)	0.5	(23.8)
Net income (loss)	1.0	(12.2)	13.2	(108.2)

Constant currency-effected add(1):
Depreciation and amortization expense - COS	18.1	14.4	3.7	25.7
Depreciation and amortization expense - D&A	17.1	15.3	1.8	11.8
Interest expense	11.5	11.7	(0.2)	(1.7)
Income tax benefit	(1.6)	(2.2)	0.6	(27.3)
Constant currency-effected EBITDA	46.1	27.0	19.1	70.7

Constant currency-effected adjustments(2):
Unrealized gain translation	(2.6)	(0.2)	(2.4)	1,200.0
Constant currency	-	0.6	(0.6)	(100.0)
Non-cash impairment losses	0.7	0.8	(0.1)	(12.5)
M&A, restructuring, severance	0.4	3.6	(3.2)	(88.9)
Amortization of restricted stock units	7.4	4.2	3.2	76.2
Other non-core and non-cash adjustments	1.6	1.1	0.5	45.5
Constant currency-effected AEBITDA	$53.6	$37.1	$16.5	44.5

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

(3) Effect of Euro constant currency adjustment to a rate of €1.00 to $1.15 on each line item is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$(2.5)	$1.7	$(5.2)	$3.1
Cost of goods sold	(1.5)	1.0	(3.0)	1.8
Gross profit	(1.0)	0.7	(2.2)	1.3
Selling, general and administrative expenses	(0.5)	0.4	(0.9)	0.7
Depreciation and amortization expense	(0.2)	0.1	(0.3)	0.2
Other operating expense, net	-	0.2	-	0.4
Loss from operations	(0.3)	-	(1.0)	-
Interest expense	(0.1)	-	(0.1)	-
Foreign currency gain	(0.3)	-	(0.7)	-
Loss before income tax expense (benefit)	0.1	-	(0.2)	-
Income tax expense (benefit)	-	0.1	(0.1)	0.1
Net income (loss)	$0.1	$(0.1)	$(0.1)	$(0.1)

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

We believe that our estimated cash from operations together with borrowing capacity under the revolving portion of the Facilities will provide us with sufficient resources to cover our current requirements. Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of protective packaging systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. To the extent that we execute acquisitions or partnerships as part of our growth strategy, we would expect to fund those with a combination of cash on hand, borrowings, and issuances of equity. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets resulting from the COVID-19 pandemic could make obtaining new equity or debt financing more difficult or expensive.

We had $125.3 million in cash and cash equivalents as of June 30, 2021 and $48.5 million as of December 31, 2020. We sold approximately 5.3 million shares of Class A common stock in the May 2021 Equity Offering for net proceeds of $103.4 million. We used $70.0 million of proceeds from the May 2021 Equity Offering to invest in a money market fund to generate short-term cash returns. Additionally, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility in the June 2021 Prepayment.

Including finance lease liabilities and excluding deferred financing costs, we had $414.8 million in debt, $2.3 million of which was classified as short-term, as of June 30, 2021, compared to $439.8 million in debt, $1.7 million of which was classified as short-term, as of December 31, 2020. At June 30, 2021, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through July 29, 2021.

Debt Profile

The material terms of the Facilities are summarized in Note 7, “Long-Term Debt” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Each of the First Lien Term Facility, and the first lien contingency term facility accrue interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00). The second lien contingency term facility accrues interest at a rate of LIBOR plus 7.50%. No amounts have been drawn on under the second lien contingency. The first lien term facility and first lien contingency term facility mature on the seventh anniversary of the date of the closing of the Ranpak Business Combination, June 3, 2026. The Revolving Facility matures on the fifth anniversary of the date of the Closing June 3, 2024. The second lien contingency term facility matures on the eighth anniversary of the date of the Closing, June 3, 2027 but was not available for us to borrow against at June 30, 2021.

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

The obligations of the borrowers under the debt financing and certain of their respective obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by the Guarantors, in each case, other than certain excluded subsidiaries and subject to other customary limitations set forth in the definitive documentation with respect to the debt financing. The debt financing is secured by a security interest in substantially all of the assets of the borrowers and the guarantors (and including a pledge of the equity interests of each borrower and of each guarantor and of their respective direct, wholly-owned restricted subsidiaries), in each case subject to customary exceptions.

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

Amendment to First Lien Credit Facilities

On February 14, 2020, the U.S. Borrower, the Dutch Borrower, Holdings, certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 and the Administrative Agent entered into Amendment No. 1.

Among other things, the Amendment No. 1 amends the Facilities such that (x) the requirement of the Borrowers to apply a percentage of excess cash flow to mandatorily prepay term loans under the Facilities commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (y) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10,000,000 and 10% of Consolidated AEBITDA (as defined in the Facilities) (increased from the greater of $7,000,000 and 7% of Consolidated AEBITDA) as of the last day of the most recently ended quarter for which financial statements have been delivered.

Borrower Assumption Agreement

On July 1, 2020, in the following order, (i) Rack Holdings Inc. merged with and into Ranger Packaging LLC, with Ranger Packaging LLC as the surviving entity of such merger and (ii) Ranger Packaging LLC merged with and into Ranpak Corp., with Ranpak Corp. as the surviving entity of such merger (clauses (i) and (ii) collectively, the “Reorganization”). Contemporaneously with the Reorganization, Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC, certain other subsidiaries of Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC entered into the Borrower Assumption Agreement whereby, among other things, Ranpak Corp. assumed all obligations, liabilities and rights of Ranger Packaging LLC as the U.S. Borrower under the Facilities.

Permitted Exit Payment

On July 28, 2021, we entered into the Permitted Exit Payment to the Credit Agreement, which, among other things, would introduce additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. On July 28, 2021 the Permitted Exit Payment Amendment to the Credit Agreement became effective.

Cash Flows

The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$30.8	$22.3
Net cash used in investing activities	(26.8)	(18.6)
Net cash provided by (used in) financing activities	73.2	(0.7)
Effect of Exchange Rate Changes on Cash	(0.4)	(0.1)
Net Increase in Cash and Cash Equivalents	76.8	2.9
Cash and Cash Equivalents, beginning of period	48.5	19.7
Cash and Cash Equivalents, end of period	$125.3	$22.6

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $30.8 million in the six months ended June 30, 2021. Cash provided by operating activities was $22.3 million in the six months ended June 30, 2020. The changes in operating cash flows are largely due to cash earnings and increases in working capital.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $26.8 million in the six months ended June 30, 2021. Cash used in investing activities was $18.6 million in the six months ended June 30, 2020. The changes are primarily due to cash used for capital expenditures for converter equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $73.2 million in the six months ended June 30, 2021 and reflects the May 2021 Equity Offering net proceeds of $103.4 million, offset by the June 2021 Prepayment of $20.9 million, and the $8.2 million Exit Payment. Net cash used in financing activities was $0.7 million in the six months ended June 30, 2020 and reflects debt repayments.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our credit facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $3.3 million impact on our cash interest expense for the six months ended June 30, 2021. We use interest rate swap agreements to manage this exposure.

In March 2020, we entered into the Second Amended January 2019 Swap, which amended the Amended January 2019 Swap to a lower rate of 2.1% and extend its maturity to June 1, 2024. In July 2020, we entered into the Borrower Assumption Agreement, which details the Reorganization and the assumption of obligations, liabilities and rights under the Facilities. In July 2021, we entered into the Permitted Exit Payment to the Credit Agreement, which, among other things, would introduce additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. Refer to Note 7, “Long-Term Debt” and Note 8, “Derivative Instruments” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. There were no other changes to our debt and interest rate swap agreements from those disclosed in the 2020 10-K.

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

For the six months ended June 30, 2021, net revenue denominated in currencies other than U.S. dollars amounted to $119.0 million or 67.0% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused our reported net revenue for the six months ended June 30, 2021 to increase or decrease by approximately $11.4 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended June 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019)

10.1

Amended and Restated Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 26, 2021)

10.2

Form of Long-Term Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 26, 2021)

10.3*

Permitted Exit Payment Amendment, dated July 28, 2021, which amends that certain First Lien Credit Agreement, dated June 3, 2019, among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC, the lenders and issuing banks from time to time party thereto and Goldman Sachs Lending Partners LLC, as administrative agent

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

Ranpak Holdings Corp.

Date:	July 29, 2021	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer