Form 10-Q
period 2021-09-30
Ranpak Holdings Corp.
filed 2021-10-28
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 26, 2021, the registrant had 78,478,624 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020

Unaudited Condensed Consolidated Balance Sheets – September 30, 2021 and December 31, 2020

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Paper revenue	$81.2	$64.9	$229.5	$171.2
Machine lease revenue	11.8	10.4	35.0	28.3
Other revenue	4.1	1.5	10.3	6.8
Net revenue	97.1	76.8	274.8	206.3
Cost of goods sold	59.1	46.6	164.8	122.3
Gross profit	38.0	30.2	110.0	84.0
Selling, general and administrative expenses	27.1	16.6	70.8	56.9
Transaction costs	-	1.2	-	1.2
Depreciation and amortization expense	8.7	7.7	26.1	22.9
Other operating expense (income), net	(0.1)	1.9	2.0	2.9
Income from operations	2.3	2.8	11.1	0.1
Interest expense	5.5	4.9	17.1	16.6
Foreign currency (gain) loss	(1.5)	3.2	(3.9)	3.1
Loss before income tax expense (benefit)	(1.7)	(5.3)	(2.1)	(19.6)
Income tax expense (benefit)	(0.3)	0.8	(1.8)	(1.4)
Net loss	$(1.4)	$(6.1)	$(0.3)	$(18.2)

Two-class method
Loss per share
Basic	$(0.02)	$(0.08)	$-	$(0.25)
Diluted	$(0.02)	$(0.08)	$-	$(0.25)
Class A – earnings (loss) per share
Basic	$(0.02)	$(0.08)	$-	$(0.25)
Diluted	$(0.02)	$(0.08)	$-	$(0.25)
Class C – earnings (loss) per share
Basic	$(0.03)	$(0.08)	$-	$(0.26)
Diluted	$(0.03)	$(0.08)	$-	$(0.26)

Weighted average number of shares outstanding - Class A and C
Basic	81,396,832	72,396,183	77,579,205	71,401,580
Diluted	81,396,832	72,396,183	77,579,205	71,401,580

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(4.9)	$8.4	$(11.1)	$7.9
Interest rate swap adjustments	0.8	(0.5)	4.0	(12.2)
Cross currency swap adjustments	1.4	-	1.4	-
Total other comprehensive income (loss), before tax	(2.7)	7.9	(5.7)	(4.3)
Provision (benefit) for income taxes related to other comprehensive income (loss)	0.5	0.1	1.3	(2.1)
Total other comprehensive income (loss), net of tax	(3.2)	7.8	(7.0)	(2.2)
Comprehensive income (loss), net of tax	$(4.6)	$1.7	$(7.3)	$(20.4)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$110.4	$48.5
Accounts receivable, net	44.8	39.1
Inventories, net	30.2	16.1
Income tax receivable	9.2	0.1
Prepaid expenses and other current assets	4.1	3.4
Total current assets	198.7	107.2

Property, plant and equipment, net	126.5	124.4
Operating lease right-of-use assets, net	6.8	-
Goodwill	452.1	458.4
Intangible assets, net	413.9	440.6
Other assets	24.6	2.9
Total assets	$1,222.6	$1,133.5

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$34.7	$24.9
Accrued liabilities and other	31.6	30.7
Current portion of long-term debt	1.1	0.5
Operating lease liabilities, current	2.4	-
Deferred machine fee revenue	1.7	1.4
Total current liabilities	71.5	57.5

Long-term debt	403.9	432.7
Deferred tax liabilities	105.4	109.6
Derivative instruments	4.9	9.6
Operating lease liabilities, non-current	4.4	-
Other liabilities	0.9	1.2
Total liabilities	591.0	610.6

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at September 30, 2021 and December 31, 2020
Shares issued and outstanding: 78,475,824 and 69,005,059
at September 30, 2021 and December 31, 2020, respectively	-	-
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at September 30, 2021 and December 31, 2020
Shares issued and outstanding: 2,921,099 and 6,511,293
at September 30, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital	680.7	564.7
Accumulated deficit	(52.8)	(52.5)
Accumulated other comprehensive income	3.7	10.7
Total shareholders' equity	631.6	522.9
Total liabilities and shareholders' equity	$1,222.6	$1,133.5

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	64,293,741	$-	6,511,293	$-	$557.5	$(29.1)	$3.4	$531.8
Stock-based awards vested and distributed	51,603	-	-	-	-	-	-	-
Issue Director shares	6,903	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.2	-	-	2.2
Net loss	-	-	-	-	-	(3.6)	-	(3.6)
Other comprehensive loss	-	-	-	-	-	-	(11.8)	(11.8)
Balance at March 31, 2020	64,352,247	$-	6,511,293	$-	$559.7	$(32.7)	$(8.4)	$518.6
Stock-based awards vested and distributed	143,048	-	-	-	-	-	-	-
Issue Director shares	61,164	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.0	-	-	2.0
Net loss	-	-	-	-	-	(8.5)	-	(8.5)
Other comprehensive income	-	-	-	-	-	-	1.8	1.8
Balance at June 30, 2020	64,556,459	$-	6,511,293	$-	$561.7	$(41.2)	$(6.6)	$513.9
Warrant exchange	4,422,564	-	-	-	-	-	-	-
Stock-based awards vested and distributed	2,048	-	-	-	-	-	-	-
Issue Director shares	10,084	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	1.7	-	-	1.7
Net loss	-	-	-	-	-	(6.1)	-	(6.1)
Other comprehensive income	-	-	-	-	-	-	7.8	7.8
Balance at September 30, 2020	68,991,155	$-	6,511,293	$-	$563.4	$(47.3)	$1.2	$517.3

Balance at December 31, 2020	69,005,059	$-	6,511,293	$-	$564.7	$(52.5)	$10.7	$522.9
Stock-based awards vested and distributed	332,718	-	-	-	(1.7)	-	-	(1.7)
Issue Director shares	5,584	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.7	-	-	2.7
Net income	-	-	-	-	-	6.3	-	6.3
Other comprehensive loss	-	-	-	-	-	-	(6.4)	(6.4)
Balance at March 31, 2021	69,343,361	$-	6,511,293	$-	$565.7	$(46.2)	$4.3	$523.8
Shareholder conversion of Class C to Class A	3,590,194	-	(3,590,194)	-	-	-	-	-
May 2021 Equity Offering	5,250,000	-	-	-	103.4	-	-	103.4
Stock-based awards vested and distributed	202,414	-	-	-	-	-	-	-
Issue Director shares	83,954	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	4.7	-	-	4.7
Net loss	-	-	-	-	-	(5.2)	-	(5.2)
Other comprehensive income	-	-	-	-	-	-	2.6	2.6
Balance at June 30, 2021	78,469,923	$-	2,921,099	$-	$673.8	$(51.4)	$6.9	$629.3
Stock-based awards vested and distributed	2,901	-	-	-	-	-	-	-
Issue Director shares	3,000	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	6.9	-	-	6.9
Net loss	-	-	-	-	-	(1.4)	-	(1.4)
Other comprehensive loss	-	-	-	-	-	-	(3.2)	(3.2)
Balance at September 30, 2021	78,475,824	$-	2,921,099	$-	$680.7	$(52.8)	$3.7	$631.6

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(0.3)	$(18.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54.4	45.3
Amortization of deferred financing costs	1.5	1.2
Loss on disposal of fixed assets	1.0	1.7
Deferred income taxes	(4.0)	(0.9)
Amortization of initial value of hedging instrument	(0.6)	(1.2)
Currency (gain) loss on foreign denominated debt and notes payable	(4.1)	3.2
Amortization of restricted stock units	14.3	5.9
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(4.5)	(9.4)
(Increase) decrease in inventory	(14.3)	(2.7)
(Increase) decrease in prepaid expenses and other assets	(0.7)	(1.0)
Increase (decrease) in accounts payable	8.0	8.2
Increase (decrease) in accrued liabilities	5.5	6.5
Change in other assets and liabilities	(15.4)	(0.8)
Net cash provided by operating activities	40.8	37.8

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(32.9)	(21.1)
Other capital expenditures	(7.7)	(3.9)
Total capital expenditures	(40.6)	(25.0)
Cash paid for investments in small private businesses	(9.2)	-
Patent and trademark expenditures	(0.9)	(0.5)
Net cash used in investing activities	(50.7)	(25.5)

Cash Flows from Financing Activities
Proceeds from equity offering, gross	104.0	-
Prepayments on term loan	(20.9)	-
Financing costs of equity offering	(0.6)	-
Principal payments on term loans	(1.2)	(1.2)
Payments on finance lease liabilities	(0.5)	-
Exit Payment	(8.2)	-
Net cash provided by (used in) financing activities	72.6	(1.2)

Effect of Exchange Rate Changes on Cash	(0.8)	0.5
Net Increase in Cash and Cash Equivalents	61.9	11.6
Cash and Cash Equivalents, beginning of period	48.5	19.7
Cash and Cash Equivalents, end of period	$110.4	$31.3

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2020, 2019, and 2018, which are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”). The three months ended September 30, 2021 may be further referred to herein as the “third quarter of 2021.” The three months ended September 30, 2020 may be further referred to herein as the “third quarter of 2020.”

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

As of June 30, 2021, our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates exceeded $700 million. As we meet all other applicable criteria in the Securities Exchange Act of 1934, as amended, we will lose EGC status and become a large accelerated filer as of December 31, 2021.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Investments in Small Private Businesses — In the third quarter of 2021, we paid consideration of $9.2 million in exchange for minority ownership interests in two small private businesses. We do not have power to direct the activities of these businesses and do not have significant economic exposure related to these investments. These investments do not require consolidation and are individually and collectively immaterial to our condensed consolidated financial statements.

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

Recently Issued Accounting Standards — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the FASB’s guidance on the impairment of financial instruments. ASU 2016-13 adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019, the FASB delayed the implementation of ASU 2016-13 for private companies until fiscal years beginning January 1, 2023. Given our status as an EGC at the time, we had planned to adopt ASU 2016-13 in accordance with private company guidance. However, as we will lose EGC status, we will adopt ASU 2016-13 on January 1, 2022. We are currently evaluating the impact that this new guidance will have on our financial position, results of operations, cash flows and related disclosures.

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. In June 2021, we invested $70.0 million in a money market fund. A money market fund is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other operating expense (income), net and were immaterial in the nine months ended September 30, 2021. The balance was approximately $70.0 million at September 30, 2021. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets. Refer to Note 10, “Fair Value Measurement” for further detail.

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

Accounts Receivable, net — The components of accounts receivable, net was follows:

	September 30, 2021	December 31, 2020
Accounts receivable	$45.6	$39.6
Allowance for doubtful accounts	(0.8)	(0.5)
Accounts receivable, net	$44.8	$39.1

At September 30, 2021, no customer’s accounts receivable balances exceeded 10.0% of our accounts receivable balance. At December 31, 2020, one customer accounted for approximately 12.9% of our accounts receivable balance.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Inventories, net — The components of inventories, net were as follows:

	September 30, 2021	December 31, 2020
Raw materials	$16.1	$9.8
Work-in-process	1.7	0.5
Finished goods	13.4	6.8
Total inventories	31.2	17.1
Reserve for obsolescence	(1.0)	(1.0)
Inventories, net	$30.2	$16.1

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	September 30, 2021	December 31, 2020
Land	$4.1	$4.2
Buildings and improvements	8.7	8.7
Machinery and equipment	19.9	15.3
Computer and office equipment	12.0	10.7
Converting machines	158.8	134.7
Total property, plant, and equipment	203.5	173.6
Accumulated depreciation	(77.0)	(49.2)
Property, plant, and equipment, net	$126.5	$124.4

Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense included in	2021	2020	2021	2020
Cost of goods sold	$9.8	$8.0	$28.3	$22.4
Depreciation and amortization expense	1.4	0.6	4.1	1.6
Total depreciation expense	$11.2	$8.6	$32.4	$24.0

Accrued Liabilities and Other – The components of accrued liabilities and other was as follows:

	September 30, 2021	December 31, 2020
Employee compensation	$2.4	$2.6
Taxes	6.2	3.5
Professional fees	5.8	1.2
Bonus	7.1	6.0
Interest	1.7	1.9
Exit Payment	-	8.2
Interest rate swap liability, current portion	4.6	4.6
Other	3.8	2.7
Accrued liabilities and other	$31.6	$30.7

Under our credit agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders an $8.2 million exit payment (the “Exit Payment”), which was paid in the first quarter of 2021.

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Supplemental cash flow information
Interest paid	$5.6	$5.5	$16.5	$17.0
Taxes paid	2.1	1.2	7.1	2.7
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$0.1	$-	$10.7	$-
Equipment purchased under capital leases (ASC 840)	-	-	-	0.3
Capital expenditures in accounts payable	—	—	$0.3	$2.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
North America	$37.3	$33.3	$101.1	$88.6
Europe/Asia	59.8	43.5	173.7	117.7
Net revenue	97.1	76.8	274.8	206.3

Segment gross profit
North America	14.4	12.7	37.5	34.8
Europe/Asia	23.6	17.5	72.5	49.2
Gross profit	38.0	30.2	110.0	84.0

Expenses excluded from segment gross profit
Selling, general and administrative expenses	27.1	16.6	70.8	56.9
Transaction costs	-	1.2	-	1.2
Depreciation and amortization expense	8.7	7.7	26.1	22.9
Other operating expense (income), net	(0.1)	1.9	2.0	2.9
Interest expense	5.5	4.9	17.1	16.6
Foreign currency (gain) loss	(1.5)	3.2	(3.9)	3.1
Loss before income tax expense (benefit)	$(1.7)	$(5.3)	$(2.1)	$(19.6)

Our customers are not concentrated in any specific geographic region. During the nine months ended September 30, 2021 and 2020, no customers exceeded 10% of net revenue.

The following table presents our long-lived assets by geographic region:

	September 30, 2021	December 31, 2020
North America	$61.9	$59.4
Europe/Asia	64.6	65.0
Total long-lived assets	$126.5	$124.4

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

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of September 30, 2021 and December 31, 2020.

Deferred revenue represents contractual amounts received from customers that exceed percentage of project completion that is in excess of costs incurred for automation equipment sales, as well as prepayments for machine fees that are amortized over the next quarter. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2021 and 2020, substantially all of the beginning balance of deferred revenue was recognized into revenue. Beginning and ending balances of deferred revenue were as follows:

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$1.4	$2.5
Ending balance	$1.7	$0.8

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we further disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ASC 606
North America	$32.0	$29.0	$86.2	$76.6
Europe/Asia	53.3	37.4	153.6	101.4
Total paper and other revenue	$85.3	$66.4	$239.8	$178.0
ASC 842
Machine lease revenue	$11.8	$10.4	$35.0	$28.3
Net revenue	$97.1	$76.8	$274.8	$206.3

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

We assessed whether events or circumstances indicate that it was more likely than not that our goodwill and indefinite-lived intangible assets were impaired as of September 30, 2021. The goodwill and indefinite-lived intangible assets assessments included consideration of key factors such as macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events. We concluded that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying values at September 30, 2021.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2020	$338.8	$119.6	$458.4
Currency translation	-	(6.3)	(6.3)
Balance at September 30, 2021	$338.8	$113.3	$452.1

Finite-Lived Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Impairment of Long-lived Assets

We review our long-lived assets, including amortizable intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets. As of September 30, 2021, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$202.9	$(31.7)	$171.2	$209.2	$(22.2)	$187.0
Patented/unpatented technology	170.0	(35.4)	134.6	169.2	(23.7)	145.5
Intellectual property	0.5	(0.1)	0.4	0.4	-	0.4
In-process research and development	1.6	-	1.6	1.6	-	1.6
Total definite-lived intangible assets	375.0	(67.2)	307.8	380.4	(45.9)	334.5
Trademarks/tradenames with indefinite lives	106.1	-	106.1	106.1	-	106.1
Identifiable intangible assets, net	$481.1	$(67.2)	$413.9	$486.5	$(45.9)	$440.6

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at September 30, 2021:

Year	Amount
2021	$7.3
2022	29.2
2023	29.2
2024	29.1
2025	28.6
Thereafter	182.8
$306.2

Amortization expense was $7.3 million and $7.1 million in the third quarter of 2021 and 2020, respectively. Amortization expense was $22.0 million and $21.3 million in the nine months ended September 30, 2021 and 2020, respectively.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of September 30, 2021:

Remaining Weighted-Average Useful Life
	September 30, 2021	December 31, 2020
Customer/distributor relationships	13 years	13 years
Patented/unpatented technology	9 years	10 years
Intellectual property	7 years	6 years
Total identifiable assets, net with definite lives	11 years	12 years

Note 7 — Long-Term Debt

Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), Ranger Packaging LLC, a Delaware limited liability company (the “U.S. Borrower”), and Ranpak B.V., a private limited liability company under the laws of the Netherlands (the “Dutch Borrower” and together with the U.S. Borrower, the “Borrowers”), entered into a First Lien Credit Agreement on June 3, 2019 that provided for senior secured credit facilities to, in part, (i) fund the business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. In December 2019, we prepaid approximately $107.7 million of principal on the First Lien Dollar Term Facility. In June 2021, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility (the “June 2021 Prepayment”). As of September 30, 2021 and December 31, 2020, no amounts were outstanding under the Revolving Facility.

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
First Lien Dollar Term Facility	$250.0	$270.9
First Lien Euro Term Facility	158.8	168.9
Finance lease liabilities	1.6	-
Deferred financing costs, net	(5.4)	(6.6)
Total debt	405.0	433.2
Less: current portion of long-term debt	(0.5)	(0.5)
Less: current portion of finance lease liabilities	(0.6)	-
Long-term debt	$403.9	$432.7

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings, assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings. The interest rate for the First Lien Dollar Term Facility as of September 30, 2021 and December 31, 2020 was 3.84% and 3.91%, respectively. The interest rate for the First Lien Euro Term Facility as of September 30, 2021 and December 31, 2020 was 3.75% and 3.75%, respectively.

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

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. We were in compliance with all financial covenants as of September 30, 2021.

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

As a result of the June 2021 Prepayment, we accelerated the amortization of approximately $0.3 million of deferred financing costs, which is included in interest expense in the nine months ended September 30, 2021. Additionally, as a result of making the Exit Payment to our lenders, we became eligible to enter into the Permitted Exit Payment Amendment (as defined in the Credit Agreement) to the Credit Agreement which, among other things, would introduce additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. On July 28, 2021, the Permitted Exit Payment Amendment to the Credit Agreement became effective.

Note 8 — Derivative Instruments

We use derivatives as part of the normal business operations to manage our exposure to fluctuations in interest rates associated with variable interest rate debt and fluctuations in foreign currency translation associated with our global business presence. These derivatives can help decrease the volatility of cash flows affected by changes in interest rates and foreign currency exchange rates.

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
September 30, 2021
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

As of September 30, 2021, we anticipate having to reclassify $4.6 million from accumulated other comprehensive income into earnings during the next twelve months to offset the variability of the hedged items during this period.

On September 1, 2021, we entered into a cross currency swap (the “September 2021 Swap”) to protect our net investment in a European subsidiary and hedge against the risk of adverse changes in the exchange rate of the Euro and U.S. dollar (“USD”). On September 1, 2021, we designated the September 2021 Swap as a net investment hedge. The September 2021 Swap involves the receipt of fixed-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amounts. At a spot exchange rate of 1.1835, we converted notional amounts of approximately $80.0 million at 5.84% for €67.6 million at 5.02%. The change in fair value of the September 2021 Swap is recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss). Components of the September

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

2021 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of the September 2021 Swap to maturity on June 1, 2024.

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Interest Rate Swap Agreements
Designated as cash flow hedges	Accrued liabilities and other	$4.6	$4.6
Designated as cash flow hedges	Derivative instruments	4.9	9.6
		$9.5	$14.2

Cross Currency Swap Agreement
Designated as net investment hedge	Other assets	$1.4	$-
		$1.4	$-

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statements of operations. The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total interest expense presented in the statement of operations	$5.5	$4.9	$17.1	$16.6
Interest rate swap agreements designated as cash flow hedges	1.0	1.2	2.9	1.6
Cross currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$(0.1)	$-	$(0.1)	$-

Note 9 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive income at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$6.8	$-	$6.8
Unrealized gain (loss) on interest rate swaps	(5.8)	1.7	(4.1)
Unrealized gain (loss) on cross currency swap	1.3	(0.3)	1.0
Total	$2.3	$1.4	$3.7

	December 31, 2020
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$17.9	$-	$17.9
Unrealized gain (loss) on interest rate swaps	(9.9)	2.7	(7.2)
Total	$8.0	$2.7	$10.7

The following table presents the changes in accumulated other comprehensive income (loss) by component:

	Nine Months Ended September 30, 2021
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross currency swap	Total
Beginning balance	$17.9	$(7.2)	$-	$10.7
Other comprehensive income (loss) before reclassifications	(11.1)	7.0	1.2	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(3.9)	(0.2)	(4.1)
Ending balance	$6.8	$(4.1)	$1.0	$3.7

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of September 30, 2021 and December 31, 2020. The carrying value of borrowings under the credit facilities approximates fair value due to the variable interest rates associated with those borrowings.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2021
Money market fund	$70.0	$70.0	$-	$-
Current and long-term debt	410.4	-	410.4	-
Interest rate swap agreements liability	9.5	-	9.5	-
Cross currency swap asset	$1.4	$-	$1.4	$-

December 31, 2020
Current and long-term debt	$439.8	$-	$439.8	$-
Interest rate swap agreements liability	$14.2	$-	$14.2	$-

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

The fair value of outstanding long-term debt is based on prices and other relevant information generated by market transactions involving identical or comparable debt instruments, which represents a Level 2 measurement. Derivative positions are classified within Level 2 of the valuation hierarchy as they are valued using quoted market prices for similar assets and liabilities in active markets. The interest rate swaps are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjustments for credit risk, each of which are considered Level 2 inputs. The cross currency swap is valued utilizing forward and spot prices for currencies and LIBOR forward curves, which are considered Level 2 inputs.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective tax rate	16.1%	(15.7)%	89.1%	7.1%

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

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of September 30, 2021, tax years 2018 through 2021 are subject to examination by the tax authorities.

Pursuant to ASC 740, Income Taxes (“ASC 740”), as of each balance sheet date, the Company assesses its uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.

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

Operating leases and finance leases are included in the condensed consolidated balance sheets as follows:

	Classification	September 30, 2021
Lease assets
Operating lease right-of-use assets, net	Assets	$6.8
Finance lease right of use assets, net	Property, plant, and equipment, net	1.6
Total lease assets		$8.4
Lease liabilities
Operating lease liabilities, current	Current liabilities	$2.4
Operating lease liabilities, non-current	Liabilities	4.4
Finance lease liabilities, current	Current portion of long-term debt	0.6
Finance lease liabilities, non-current	Long-term debt	1.0
Total lease liabilities		$8.4

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The components of lease costs, which are included in income from operations in our condensed consolidated statements of operations and comprehensive income (loss), were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating leases
Operating lease costs	$0.7	$2.1
Variable lease costs	0.1	0.2
Total operating lease costs	$0.8	$2.3
Finance leases
Amortization of right-of-use asset	$0.2	$0.4
Interest on finance lease liabilities	-	-
Total finance lease costs	$0.2	$0.4

Under ASC 840, rental expense was $0.6 million and $1.6 million in the three and nine months ended September 30, 2020.

Maturities of lease liabilities as of September 30, 2021 are as follows:

	Operating	Finance	Total
2021	$0.7	$0.2	$0.9
2022	2.5	0.6	3.1
2023	1.7	0.4	2.1
2024	1.2	0.2	1.4
2025	1.0	0.1	1.1
2026 and Thereafter	0.2	0.2	0.4
Total lease payments	7.3	1.7	9.0
Less lease interest	(0.5)	(0.1)	(0.6)
Total lease liabilities	$6.8	$1.6	$8.4

Minimum lease payments under ASC 840, as of December 31, 2020, were as follows:

Year Ended	Amount
2021	$2.8
2022	2.3
2023	1.4
2024	1.0
2025	0.8
Thereafter	0.2
Total	$8.5

Additional information related to leases is presented as follows:

September 30, 2021
Operating leases
Weighted average remaining lease term	3.5 years
Weighted average discount rate	3.9%
Finance leases
Weighted average remaining lease term	3.1 years
Weighted average discount rate	3.3%

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$0.7	$2.0
Operating cash flows from finance leases	-	-
Financing cash flows from finance leases	0.2	0.5
Total cash paid	$0.9	$2.5

Leased assets obtained in exchange for new operating lease liabilities	$-	$8.6
Leased assets obtained in exchange for new finance lease liabilities	0.1	2.1
ROU assets obtained in exchange for lease liabilities	$0.1	$10.7

Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and nine months ended September 30, 2021.

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The table below summarizes certain data for our stock-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense	$6.9	$1.7	$14.3	$5.9
Tax benefit for stock-based compensation	-	0.4	1.2	1.1
Fair value of vested awards	$6.9	$2.1	$15.5	$7.0

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

At the annual meeting in May 2021, shareholders approved an amendment to the 2019 Plan (the "Amended Plan") that authorized an additional 9.0 million shares for issuance for future awards. As of September 30, 2021, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(5,358,958)
Awards forfeited	889,971
Available for future awards	8,649,068

Awards vested	1,239,469

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

In connection with the shareholders approving the Amended Plan, certain executive officers and key employees received a special long-term incentive PRSU award (the “2021 LTIP PRSUs”). The 2021 LTIP PRSUs are generally eligible to be earned based on performance against pre-established performance metrics during our 2023, 2024 and 2025 fiscal years. One-third of the 2021 LTIP PRSUs are eligible to be earned and vest on each of January 1, 2024, January 1, 2025, and January 1, 2026 based on the achievement of performance goals during the one-year period immediately preceding the vesting date (each such one-year period, a “2021 LTIP PRSU Measurement Period”), subject to continued employment on each such vesting date. The number of PRSUs eligible to be earned in respect of each such 2021 LTIP PRSU Measurement Period will be equal to one-third of the target number of PRSUs multiplied by a percentage that corresponds to the level of achievement of our performance goals. The awards are variable in that the PRSUs earned could range from 0% to 300% of the target number of PRSUs granted contingent on the performance level attained.

The fair value of our PRSUs is determined on the grant date. Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2020	669,855	$8.60	550,496	$8.09
Granted	295,160	24.19	2,677,695	22.10
Vested	(459,149)	11.67	(386,508)	8.90
Forfeited	(11,369)	13.30	(135,026)	8.35
Outstanding at September 30, 2021	494,497	$14.95	2,706,657	$21.82

Director Stock Units — Members of the Company’s Board of Directors (“Director(s)”) may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement. The retainers are paid quarterly, in arrears in the form of cash or stock at the Director’s election, and vest upon issuance. These shares are priced at the closing price of the last business day of the calendar quarter. Additionally, Directors are granted an annual award of RSUs of $0.1 million on the date of the annual shareholder meeting. The number of RSUs is determined by the closing price of Ranpak stock on that date. These RSUs vest at the earlier of the (i) anniversary of the grant date or (ii) the following annual shareholder meeting. The following table includes the number of shares granted and vested for Directors electing to receive retainer payments in shares:

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	80,214	$7.48
Granted	40,688	22.74
Vested	(92,538)	8.92
Balance at September 30, 2021	28,364	$24.67

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

Preferred Shares — The Company’s charter authorizes 1.0 million shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of September 30, 2021, the Company had no preferred stock outstanding.

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

Outstanding Shares — At September 30, 2021 and December 31, 2020, the Company had the following shares of common stock outstanding:

	September 30, 2021			December 31, 2020
	Class A	Class C	Total Common	Class A	Class C	Total Common
Shares outstanding not subject to an earn-out agreement	78,475,824	2,921,099	81,396,923	62,888,606	5,779,910	68,668,516
Shares subject to $15.00 earn-out	-	-	-	2,940,336	-	2,940,336
Shares subject to $12.50 earn-out	-	-	-	3,018,617	731,383	3,750,000
Shares subject to $12.25 earn-out	-	-	-	157,500	-	157,500
Total	78,475,824	2,921,099	81,396,923	69,005,059	6,511,293	75,516,352

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

As of September 30, 2021, we have not issued any instruments that were considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of our earnings (loss) per share:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(1.4)	$(6.1)	$(0.3)	$(18.2)
Net loss attributable to common stockholders for basic and diluted EPS	$(1.4)	$(6.1)	$(0.3)	$(18.2)

Denominator:
Basic weighted average common shares outstanding	81,396,832	72,396,183	77,579,205	71,401,580
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Dilutive effect of Class A and Class C earnout shares	-	-	-	-
Diluted weighted average common shares outstanding	81,396,832	72,396,183	77,579,205	71,401,580

Loss per share attributable to common stockholders
Basic	$(0.02)	$(0.08)	$-	$(0.25)
Diluted	$(0.02)	$(0.08)	$-	$(0.25)

Two-class method:
Class A Common Stock
Basic weighted average common shares outstanding	78,475,733	65,884,890	73,512,399	64,890,287
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Dilutive effect of Class A earnout shares	-	-	-	-
Diluted weighted average common shares outstanding	78,475,733	65,884,890	73,512,399	64,890,287
Proportionate share of net loss	$(1.3)	$(5.6)	$(0.3)	$(16.5)
Class A – basic loss per share	$(0.02)	$(0.08)	$-	$(0.25)
Class A – diluted loss per share	$(0.02)	$(0.08)	$-	$(0.25)

Class C Common Stock
Basic weighted average common shares outstanding	2,921,099	6,511,293	4,066,806	6,511,293
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Dilutive effect of Class C earnout shares	-	-	-	-
Diluted weighted average common shares outstanding	2,921,099	6,511,293	4,066,806	6,511,293
Proportionate share of net loss	$(0.1)	$(0.5)	$-	$(1.7)
Class C – basic earnings per share	$(0.03)	$(0.08)	$-	$(0.26)
Class C – diluted loss per share	$(0.03)	$(0.08)	$-	$(0.26)

The dilutive effect of 1.2 million and 0.4 million shares in the three and nine months ended September 30, 2021, respectively, and 0.6 million and 0.3 million shares in the three and nine months ended September 30, 2020, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSUs and PRSUs	3,290,689	1,230,024	1,920,875	982,473
Total antidilutive securities	3,290,689	1,230,024	1,920,875	982,473

Note 17 — Transactions with Related Parties

Shared Services Agreement

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement amounted to approximately $0.1 million and $0.1 million for the third quarter of 2021 and 2020, respectively. Total fees under the agreement amounted to approximately $0.3 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, we had an installed base of approximately 129.2 thousand protective packaging systems serving a diverse set of distributors and end-users. We generated net revenue of $274.8 million and $206.3 million in the nine months ended September 30, 2021 and 2020, respectively.

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

In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gain) losses line-item in our condensed consolidated statements of income (loss). In turn, subsidiary income statement balances that are denominated in currencies other than the USD are translated into USD, our functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

Beginning in September 2021, we hedge some of our exposure to foreign currency translation with a cross currency swap. However, significant currency fluctuations could impact the comparability of results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”

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

Key Performance Indicators and Other Factors Affecting Performance

We use the following key performance indicators and monitor the following other factors to analyze business performance, determine financial forecasts, and help develop long-term strategic plans.

Protective Packaging Systems Base — We closely track the number of protective packaging systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of protective packaging systems also drives our capital expenditure budgets. The following table presents our installed base of protective packaging systems by product line as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020	Change	% Change
Protective Packaging Systems	(in thousands)
Cushioning machines	34.9	33.2	1.7	5.1
Void-fill machines	75.1	65.5	9.6	14.7
Wrapping machines	19.2	14.4	4.8	33.3
Total	129.2	113.1	16.1	14.2

Paper Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we negotiate supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. In recent months, the cost of paper has increased, though we have not experienced the full impact of the increases to date because of existing purchase arrangements. However, as we renegotiate our paper purchase arrangements in the ordinary course over the coming months, we expect our cost of goods sold to increase. Energy costs, particularly in Europe, and freight costs are also increasing, which we expect will further impact our cost of goods sold. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict how much of these increases that we will be able to pass on to our customers and our ability to pass these costs on to our customers. As such, we expect some pressure on our gross margin.

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 30, 2021 and 2020 with line items presented in millions of dollars.

Our condensed consolidated financial statements are prepared in accordance with GAAP. We have, however, also presented below Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted EBITDA (“AEBITDA”), each on a constant currency basis, which are non-GAAP financial measures. We have included EBITDA and AEBITDA on a constant currency basis because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and AEBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Adjusting these non-GAAP measures for comparability for constant currency also assists in this comparison as allows a better insight into the performance of our businesses that operate in currencies other than our reporting currency. Before consolidation, our Europe/Asia data is derived in Euros. We multiply this Euro-derived data by 1.15 to reflect an exchange rate of 1 Euro to 1.15 USD, which we believe is a reasonable figure to use to give a stable depiction of the business without currency fluctuations, to calculate Europe/Asia data in constant currency USD. We combine the constant currency USD data for Europe/Asia with the USD North America data to create combined constant currency figures and adjust our non-GAAP figures by the respective amounts. In sum, we believe that constant currency EBITDA and AEBITDA provide useful information to investors and others in understanding and evaluating the Company’s operating results in the same manner as our management and Board of Directors.

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

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three and nine months ended September 30, 2021 and 2020. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and three and nine months ended September 30, 2021 and 2020 .

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021	% Net revenue	2020	% Net revenue
Net revenue	$97.1	―	$76.8	―
Cost of goods sold	59.1	60.9	46.6	60.7
Gross profit	38.0	39.1	30.2	39.3
Selling, general and administrative expenses	27.1	27.9	16.6	21.6
Transaction costs	-	-	1.2	1.6
Depreciation and amortization expense	8.7	9.0	7.7	10.0
Other operating expense (income), net	(0.1)	(0.1)	1.9	2.5
Income from operations	2.3	2.4	2.8	3.6
Interest expense	5.5	5.7	4.9	6.4
Foreign currency (gain) loss	(1.5)	(1.5)	3.2	4.2
Loss before income tax benefit	(1.7)	(1.8)	(5.3)	(6.9)
Income tax expense (benefit)	(0.3)	(0.3)	0.8	1.0
Net loss	$(1.4)	(1.4)	$(6.1)	(7.9)

Non-GAAP Constant Currency
EBITDA	$22.1		$15.2
AEBITDA	$28.5		$23.7

Net Revenue

The following tables and the discussion that follows compare Ranpak’s net revenue by geographic region and by product line for the third quarter of 2021 and 2020 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Three Months Ended September 30,
	2021	% Net revenue	2020	% Net revenue
North America	$37.3	38.4	$33.3	43.4
Europe/Asia	59.8	61.6	43.5	56.6
Net revenue	$97.1	100.0	$76.8	100.0

Cushioning machines	$40.9	42.1	$31.8	41.4
Void-fill machines	39.5	40.7	33.3	43.4
Wrapping machines	12.6	13.0	10.1	13.2
Other	4.1	4.2	1.6	2.0
Net revenue	$97.1	100.0	$76.8	100.0

	Non-GAAP Constant Currency
	Three Months Ended September 30,
	2021	% Net revenue	2020	% Net revenue	$ Change	% Change
North America	$37.3	39.0	$33.3	43.8	$4.0	12.0
Europe/Asia	58.3	61.0	42.8	56.2	15.5	36.2
Net revenue	$95.6	100.0	$76.1	100.0	$19.5	25.6

Cushioning machines	$40.2	42.1	$31.4	41.3	$8.8	28.0
Void-fill machines	39.1	40.9	33.0	43.4	6.1	18.5
Wrapping machines	12.5	13.1	10.1	13.3	2.4	23.8
Other	3.8	3.9	1.6	2.0	2.2	137.5
Net revenue	$95.6	100.0	$76.1	100.0	$19.5	25.6

Net revenue for the third quarter of 2021 was $97.1 million compared to net revenue of $76.8 million in the third quarter of 2020, an increase of $20.3 million or 26.4% year over year. Net revenue was positively impacted by increases in cushioning, void-fill, wrapping, and other sales. Cushioning increased $9.1 million, or 28.6%, to $40.9 million from $31.8 million; void-fill increased $6.2 million, or 18.6%, to $39.5 million from $33.3 million; wrapping increased $2.5 million, or 24.8%, to $12.6 million from $10.1 million; and other sales increased $2.5 million, or 156.3%, to $4.1 million from $1.6 million, for the third quarter of 2021 compared to the third quarter of 2020. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Constant currency net revenue was $95.6 million for the third quarter of 2021, a $19.5 million, or 25.6%, increase from constant currency net revenue of $76.1 million for the third quarter of 2020. The increase in net revenue was primarily a result of an increase in the volume of our paper consumable products of approximately 16.7 percentage points (“pp”), a 5.9 pp increase in the price or mix of our paper consumable products, and an increase of 3.0 pp in sales of automated box sizing equipment.

Net revenue in North America for the third quarter of 2021 totaled $37.3 million compared to net revenue in North America of $33.3 million in the third quarter of 2020. The increase of $4.0 million, or 12.0%, was attributable to an increase in cushioning, void-fill, wrapping, and other sales.

Net revenue in Europe/Asia for the third quarter of 2021 totaled $59.8 million compared to net revenue in Europe/Asia of $43.5 million in the third quarter of 2020. The increase of $16.3 million, or 37.5%, was driven primarily by increases in cushioning, void-fill and wrapping product categories, partially offset by a decline in automation revenue. Constant currency net revenue in Europe/Asia was $58.3 million for the third quarter of 2021, a $15.5 million, or 36.2%, increase from constant currency net revenue of $42.8 million for the third quarter of 2020.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2021 totaled $59.1 million, an increase of $12.5 million, or 26.8%, compared to $46.6 million in the third quarter of 2020. The change was due to higher volumes associated with higher paper sales, as well as increased paper and freight costs, and an increase in depreciation of $1.8 million over the prior year. Constant currency cost of goods sold increased by $12.0 million, or 26.0%, to $58.2 million in the third quarter of 2021 from $46.2 million for the third quarter of 2020. As a result, on a constant currency basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 0.2 pp to 39.1% in the third quarter of 2021 from 39.3% for the third quarter of 2020.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses for the third quarter of 2021 was $27.1 million, an increase of $10.5 million, or 63.3%, from $16.6 million in the third quarter of 2020. Constant currency SG&A expenses increased by $10.3 million, or 62.4%, to $26.8 million in the third quarter of 2021 from $16.5 million for the third quarter of 2020, largely due to increases in stock compensation expense from the 2021 LTIP PRSUs, as well as increased growth headcount and associated compensation. As a percentage of constant currency net revenue, constant currency SG&A increased to 28.0% in the third quarter of 2021 from 21.7% in the third quarter of 2020.

Depreciation and Amortization

Depreciation and amortization expenses for the third quarter of 2021 were $8.7 million, an increase of $1.0 million, or 13.0%, from $7.7 million in the third quarter of 2020 due to an increase in capital expenditures. Constant currency depreciation and amortization expenses were not impacted by constant currency adjustments in the third quarter of 2021 or the third quarter of 2020. As a percentage of constant currency net revenue, constant currency depreciation and amortization expenses decreased to 9.1% in the third quarter of 2021 from 10.1% in the third quarter of 2020.

Other Operating Expense (Income), Net

Other operating income, net for the third quarter of 2021 was $0.1 million, a change of $2.0 million, or 105.3%, from expense of $1.9 million in the third quarter of 2020. Constant currency other operating expense, net, was not impacted by constant currency adjustments in the third quarter of 2021. However, constant currency other operating expense, net was $1.8 million in the third quarter of 2020. The change in other operating expense (income), net was largely driven by capitalization of certain research and development costs in the third quarter of 2021. As a percentage of constant currency net revenue, constant currency other operating expense, net, decreased to 0.1% in the third quarter of 2021 from 2.4% in the third quarter of 2020.

Interest Expense

Interest expense for the third quarter of 2021 was $5.5 million, an increase of $0.6 million, or 12.2%, from $4.9 million in the third quarter of 2020. Although debt levels decreased in the third quarter of 2021 compared to the third quarter of 2020, interest expense in the third quarter of 2021 increased due to higher foreign currency exchange rates compared to the third quarter of 2020. Additionally, interest expense in the third quarter of 2020 was reduced by one-time non-cash adjustments related to our interest rate swap agreements. Constant currency interest expense was not impacted by constant currency adjustments in the third quarter of 2021 or the third quarter of 2020. As a percentage of constant currency net revenue, constant currency interest expense decreased to 5.8% in the third quarter of 2021 from 6.4% in the third quarter of 2020.

Foreign Currency (Gain) Loss

Foreign currency gain for the third quarter of 2021 was $1.5 million, a change of $4.7 million, or 146.9%, from foreign currency loss of $3.2 million in the third quarter of 2020 due to favorable movements in Euro exchange rates. Constant currency foreign currency gain was $1.8 million in the third quarter of 2021. Constant currency foreign currency loss was not impacted by constant currency adjustments in the third quarter of 2020. As a percentage of constant currency net revenue, constant currency foreign currency gain decreased to 1.9% in the third quarter of 2021 from 4.2% in the third quarter of 2020.

Income Tax Benefit

Income tax benefit for the third quarter of 2021 was $0.3 million, or an effective tax rate of 16.1%. Income tax expense was $0.8 million in the third quarter of 2020, or an effective tax rate of negative 15.7%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation, return to provision adjustments, and the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the third quarter of 2021 decreased $4.7 million to $1.4 million from a net loss of $6.1 million in the third quarter of 2020. Constant currency net loss was $1.4 million in the third quarter of 2021 compared to constant currency net loss of $6.2 million for the third quarter of 2020. The change was due to the reasons discussed above.

Constant Currency EBITDA and AEBITDA

EBITDA for the third quarter of 2021 was $22.1 million, an increase of $6.9 million, or 45.4%, compared to $15.2 million in the third quarter of 2020. Adjusting for one-time costs, constant currency AEBITDA for the third quarter of 2021 and 2020 totaled $28.5 million and $23.7 million, respectively, an increase of $4.8 million, or 20.3%.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	% Net revenue	2020	% Net revenue
Net revenue	$274.8	―	$206.3	―
Cost of goods sold	164.8	60.0	122.3	59.3
Gross profit	110.0	40.0	84.0	40.7
Selling, general and administrative expenses	70.8	25.8	56.9	27.6
Transaction costs	-	-	1.2	0.6
Depreciation and amortization expense	26.1	9.5	22.9	11.1
Other operating expense, net	2.0	0.7	2.9	1.4
Income from operations	11.1	4.0	0.1	0.0
Interest expense	17.1	6.2	16.6	8.0
Foreign currency (gain) loss	(3.9)	(1.4)	3.1	1.5
Loss before income tax benefit	(2.1)	(0.8)	(19.6)	(9.5)
Income tax benefit	(1.8)	(0.7)	(1.4)	(0.7)
Net loss	$(0.3)	(0.1)	$(18.2)	(8.8)

Non-GAAP Constant Currency
EBITDA	$68.2		$42.2
AEBITDA	$82.1		$60.8

Net Revenue

The following tables and the discussion that follows compare Ranpak’s net revenue by geographic region and by product line for the nine months ended September 30, 2021 and 2020 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Nine Months Ended September 30,
	2021	% Net revenue	2020	% Net revenue
North America	$101.1	36.8	$88.6	42.9
Europe/Asia	173.7	63.2	117.7	57.1
Net revenue	$274.8	100.0	$206.3	100.0

Cushioning machines	$118.9	43.3	$86.1	41.7
Void-fill machines	109.3	39.8	86.8	42.1
Wrapping machines	36.3	13.2	25.9	12.6
Other	10.3	3.7	7.5	3.6
Net revenue	$274.8	100.0	$206.3	100.0

	Non-GAAP Constant Currency
	Nine Months Ended September 30,
	2021	% Net revenue	2020	% Net revenue	$ Change	% Change
North America	$101.1	37.7	$88.6	42.5	$12.5	14.1
Europe/Asia	167.0	62.3	120.1	57.5	46.9	39.1
Net revenue	$268.1	100.0	$208.7	100.0	$59.4	28.5

Cushioning machines	$115.5	43.1	$87.3	41.8	$28.2	32.3
Void-fill machines	107.0	39.9	87.5	41.9	19.5	22.3
Wrapping machines	35.7	13.3	26.1	12.5	9.6	36.8
Other	9.9	3.7	7.8	3.8	2.1	26.9
Net revenue	$268.1	100.0	$208.7	100.0	$59.4	28.5

Net revenue for the nine months ended September 30, 2021 was $274.8 million compared to net revenue of $206.3 million in the nine months ended September 30, 2020, an increase of $68.5 million or 33.2%. Net revenue was positively impacted by increases in cushioning, void-fill, wrapping, and other sales. Cushioning increased $32.8 million, or 38.1%, to $118.9 million from $86.1 million; void-fill increased $22.5 million, or 25.9%, to $109.3 million from $86.8 million; wrapping increased $10.4 million, or 40.2%, to $36.3 million from $25.9 million; and other sales increased $2.8 million, or 37.3%, to $10.3 million from $7.5 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field. Constant currency net revenue was $268.1 million for the nine months ended September 30, 2021, a $59.4 million, or 28.5%, increase from constant currency net revenue of $208.7 million for the nine months ended September 30, 2020. The increase in net revenue was a result of an increase in the volume of our paper consumable products of approximately 28.4 pp and a 0.9 pp increase in the sales of automated box sizing equipment, partially offset by a 0.9 pp decrease in the price or mix of our paper consumable products.

Net revenue in North America for the nine months ended September 30, 2021 totaled $101.1 million compared to net revenue in North America of $88.6 million in the nine months ended September 30, 2020. The increase of $12.5 million, or 14.1%, was attributable to an increase in cushioning, void-fill, wrapping; and other sales.

Net revenue in Europe/Asia for the nine months ended September 30, 2021 totaled $173.7 million compared to net revenue in Europe/Asia of $117.7 million in the nine months ended September 30, 2020. The increase of $56.0 million, or 47.6%, was driven primarily by increases in cushioning, void-fill and wrapping product categories, partially offset by a decline in automation revenue. Constant currency net revenue in Europe/Asia was $167.0 million for the nine months ended September 30, 2021, a $46.9 million, or 39.1%, increase from constant currency net revenue of $120.1 million for the nine months ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2021 totaled $164.8 million, an increase of $42.5 million, or 34.8%, compared to $122.3 million in the nine months ended September 30, 2020. The change was due to higher volumes associated with higher paper sales, as well as increased paper and freight costs, and an increase in depreciation of $5.9 million over the prior year. Constant currency cost of goods sold increased by $37.2 million, or 30.1%, to $160.9 million in the nine months ended September 30, 2021 from $123.7 million for the nine months ended September 30, 2020. As a result, on a constant currency basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 0.7 pp to 40.0% in the nine months ended September 30, 2021 from 40.7% for the comparable period in 2020.

SG&A

SG&A expenses for the nine months ended September 30, 2021 was $70.8 million, an increase of $13.9 million, or 24.4%, from $56.9 million in the nine months ended September 30, 2020. Constant currency SG&A expenses increased by $12.1 million, or 21.0%, to $69.6 million in the nine months ended September 30, 2021 from $57.5 million for the comparable period in 2020, largely due to increases in stock compensation expense from the 2021 LTIP PRSUs, as well as increased growth headcount and associated compensation. As a percentage of constant currency net revenue, constant currency SG&A decreased to 26.0% in the nine months ended September 30, 2021 from 27.6% in the nine months ended September 30, 2020.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2021 were $26.1 million, an increase of $3.2 million, or 14.0%, from $22.9 million in the nine months ended September 30, 2020 due to an increase in capital expenditures. Constant currency depreciation and amortization expenses increased by $2.7 million, or 11.7%, to $25.8 million in the nine months ended September 30, 2021 from $23.1 million for the nine months ended September 30, 2020. As a percentage of constant currency net revenue, constant currency depreciation and amortization expenses decreased to 9.6% in the nine months ended September 30, 2021 from 11.1% in the nine months ended September 30, 2020.

Other Operating Expense, Net

Other operating expense, net, for the nine months ended September 30, 2021 was $2.0 million, a decrease of $0.9 million, or 31.0%, from $2.9 million in the nine months ended September 30, 2020. Constant currency other operating expense, net, was not impacted by constant currency adjustments in the nine months ended September 30, 2021. However, constant currency other operating expense, net was $3.2 million in the nine months ended September 30, 2020. The change in other operating expense, net was largely driven by capitalization of certain research and development costs in the nine months ended September 30, 2021. As a percentage of constant currency net revenue, constant currency other operating expense, net, decreased to 0.7% in the nine months ended September 30, 2021 from 1.5% in the nine months ended September 30, 2020.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was $17.1 million, an increase of $0.5 million, or 3.0%, from $16.6 million in the nine months ended September 30, 2020. Although debt levels decreased in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, interest expense in the nine months ended September 30, 2021 increased due to higher foreign currency exchange rates compared to the nine months ended September 30, 2020, as well as accelerated amortization of approximately $0.3 million of deferred financing costs in the June 2021 Prepayment. Additionally, interest expense in the nine months ended September 30, 2020 was reduced by one-time non-cash adjustments related to our interest rate swap agreements. The Exit Payment, which was accrued in 2020, was paid in the first quarter of 2021. Constant currency interest expense was $17.0 million in the nine months ended September 30, 2021. Constant currency interest expense was not impacted by constant currency adjustments in the nine months ended September 30, 2020. As a percentage of constant currency net revenue, constant currency interest expense decreased to 6.3% in the nine months ended September 30, 2021 from 8.0% in the nine months ended September 30, 2020.

Foreign Currency (Gain) Loss

Foreign currency gain for the nine months ended September 30, 2021 was $3.9 million, a change of $7.0 million, or 225.8%, from foreign currency loss of $3.1 million in the nine months ended September 30, 2020 due to favorable movements in Euro exchange rates. Constant currency foreign currency gain was $4.9 million in the nine months ended September 30, 2021. Constant currency foreign currency loss was not impacted by constant currency adjustments in the nine months ended September 30, 2020. As a percentage of constant currency net revenue, constant currency foreign currency gain increased to 1.8% in the nine months ended September 30, 2021 from 1.5% in the nine months ended September 30, 2020.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2021 was $1.8 million, or an effective tax rate of 89.1%. Income tax benefit was $1.4 million in the nine months ended September 30, 2020, or an effective tax rate of 7.1%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation, return to provision adjustments, and the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the nine months ended September 30, 2021 decreased $17.9 million to $0.3 million from a net loss of $18.2 million in the nine months ended September 30, 2020. Constant currency net loss was $0.4 million in the nine months ended September 30, 2021 compared to constant currency net loss of $18.4 million for the nine months ended September 30, 2020. The change was due to the reasons discussed above.

Constant Currency EBITDA and AEBITDA

EBITDA for the nine months ended September 30, 2021 was $68.2 million, an increase of $26.0 million, or 61.6%%, from $42.2 million in the nine months ended September 30, 2020. Adjusting for one-time costs, constant currency AEBITDA for the nine months ended September 30, 2021 and 2020 totaled $82.1 million and $60.8 million, respectively, an increase of $21.3 million, or 35.0%.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$97.1	$(1.5)	$95.6
Cost of goods sold	59.1	(0.9)	58.2
Gross profit	38.0	(0.6)	37.4
Selling, general and administrative expenses	27.1	(0.3)	26.8
Depreciation and amortization expense	8.7	-	8.7
Other operating income, net	(0.1)	-	(0.1)
Income from operations	2.3	(0.3)	2.0
Interest expense	5.5	-	5.5
Foreign currency gain	(1.5)	(0.3)	(1.8)
Loss before income tax benefit	(1.7)	-	(1.7)
Income tax benefit	(0.3)	-	(0.3)
Net loss	$(1.4)	$-	(1.4)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			9.6
Depreciation and amortization expense - D&A			8.7
Interest expense			5.5
Income tax benefit			(0.3)
Constant currency EBITDA			22.1

Constant currency-effected adjustments(2):
Unrealized gain translation			(1.5)
Non-cash impairment losses			0.3
M&A, restructuring, severance			0.1
Amortization of restricted stock units			6.9
Other non-core and non-cash adjustments			0.6
Constant currency AEBITDA			$28.5

	Three Months Ended September 30, 2020
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$76.8	$(0.7)	$76.1
Cost of goods sold	46.6	(0.4)	46.2
Gross profit	30.2	(0.3)	29.9
Selling, general and administrative expenses	16.6	(0.1)	16.5
Transaction costs	1.2	-	1.2
Depreciation and amortization expense	7.7	-	7.7
Other operating expense, net	1.9	(0.1)	1.8
Income from operations	2.8	(0.1)	2.7
Interest expense	4.9	-	4.9
Foreign currency loss	3.2	-	3.2
Loss before income tax expense	(5.3)	(0.1)	(5.4)
Income tax expense	0.8	-	0.8
Net loss	$(6.1)	$(0.1)	(6.2)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			8.0
Depreciation and amortization expense - D&A			7.7
Interest expense			4.9
Income tax expense			0.8
Constant currency EBITDA			15.2

Constant currency-effected adjustments(2):
Unrealized loss translation			3.3
Constant currency			(0.2)
Non-cash impairment losses			0.7
M&A, restructuring, severance			1.2
Amortization of restricted stock units			1.7
Warrant Exchange costs			1.2
Other non-core and non-cash adjustments			0.6
Constant currency AEBITDA			$23.7

	Non-GAAP Constant Currency
	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net revenue	$95.6	$76.1	$19.5	25.6
Cost of goods sold	58.2	46.2	12.0	26.0
Gross profit	37.4	29.9	7.5	25.1
Selling, general and administrative expenses	26.8	16.5	10.3	62.4
Transaction costs	-	1.2	(1.2)	(100.0)
Depreciation and amortization expense	8.7	7.7	1.0	13.0
Other operating expense (income), net	(0.1)	1.8	(1.9)	(105.6)
Income (loss) from operations	2.0	2.7	(0.7)	(25.9)
Interest expense	5.5	4.9	0.6	12.2
Foreign currency (gain) loss	(1.8)	3.2	(5.0)	(156.3)
Loss before income tax expense (benefit)	(1.7)	(5.4)	3.7	(68.5)
Income tax expense (benefit)	(0.3)	0.8	(1.1)	(137.5)
Net loss	(1.4)	(6.2)	4.8	(77.4)

Constant currency-effected add(1):
Depreciation and amortization expense - COS	9.6	8.0	1.6	20.0
Depreciation and amortization expense - D&A	8.7	7.7	1.0	13.0
Interest expense	5.5	4.9	0.6	12.2
Income tax expense (benefit)	(0.3)	0.8	(1.1)	(137.5)
Constant currency EBITDA	22.1	15.2	6.9	45.4

Constant currency-effected adjustments(2):
Unrealized (gain) loss translation	(1.5)	3.3	(4.8)	(145.5)
Constant currency	-	(0.2)	0.2	(100.0)
Non-cash impairment losses	0.3	0.7	(0.4)	(57.1)
M&A, restructuring, severance	0.1	1.2	(1.1)	(91.7)
Amortization of restricted stock units	6.9	1.7	5.2	305.9
Warrant Exchange costs	-	1.2	(1.2)	(100.0)
Other non-core and non-cash adjustments	0.6	0.6	-	-
Constant currency AEBITDA	$28.5	$23.7	$4.8	20.3

	Nine Months Ended September 30, 2021
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$274.8	$(6.7)	$268.1
Cost of goods sold	164.8	(3.9)	160.9
Gross profit	110.0	(2.8)	107.2
Selling, general and administrative expenses	70.8	(1.2)	69.6
Depreciation and amortization expense	26.1	(0.3)	25.8
Other operating expense, net	2.0	-	2.0
Income from operations	11.1	(1.3)	9.8
Interest expense	17.1	(0.1)	17.0
Foreign currency gain	(3.9)	(1.0)	(4.9)
Loss before income tax benefit	(2.1)	(0.2)	(2.3)
Income tax benefit	(1.8)	(0.1)	(1.9)
Net loss	$(0.3)	$(0.1)	(0.4)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			27.7
Depreciation and amortization expense - D&A			25.8
Interest expense			17.0
Income tax benefit			(1.9)
Constant currency EBITDA			68.2

Constant currency-effected adjustments(2):
Unrealized gain translation			(4.1)
Non-cash impairment losses			1.0
M&A, restructuring, severance			0.5
Amortization of restricted stock units			14.3
Other non-core and non-cash adjustments			2.2
Constant currency AEBITDA			$82.1

	Nine Months Ended September 30, 2020
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$206.3	$2.4	$208.7
Cost of goods sold	122.3	1.4	123.7
Gross profit	84.0	1.0	85.0
Selling, general and administrative expenses	56.9	0.6	57.5
Transaction costs	1.2	-	1.2
Depreciation and amortization expense	22.9	0.2	23.1
Other operating expense, net	2.9	0.3	3.2
Income from operations	0.1	(0.1)	-
Interest expense	16.6	-	16.6
Foreign currency loss	3.1	-	3.1
Loss before income tax benefit	(19.6)	(0.1)	(19.7)
Income tax benefit	(1.4)	0.1	(1.3)
Net loss	$(18.2)	$(0.2)	(18.4)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			22.4
Depreciation and amortization expense - D&A			23.0
Interest expense			16.6
Income tax benefit			(1.4)
Constant currency EBITDA			42.2

Constant currency-effected adjustments(2):
Unrealized loss translation			3.1
Constant currency			0.4
Non-cash impairment losses			1.5
M&A, restructuring, severance			4.8
Amortization of restricted stock units			5.9
Warrant Exchange costs			1.2
Other non-core and non-cash adjustments			1.7
Constant currency AEBITDA			$60.8

	Non-GAAP Constant Currency
	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net revenue	$268.1	$208.7	$59.4	28.5
Cost of goods sold	160.9	123.7	37.2	30.1
Gross profit	107.2	85.0	22.2	26.1
Selling, general and administrative expenses	69.6	57.5	12.1	21.0
Transaction costs	-	1.2	(1.2)	(100.0)
Depreciation and amortization expense	25.8	23.1	2.7	11.7
Other operating expense, net	2.0	3.2	(1.2)	(37.5)
Income from operations	9.8	-	9.8	―
Interest expense	17.0	16.6	0.4	2.4
Foreign currency (gain) loss	(4.9)	3.1	(8.0)	(258.1)
Loss before income tax benefit	(2.3)	(19.7)	17.4	(88.3)
Income tax benefit	(1.9)	(1.3)	(0.6)	46.2
Net loss	(0.4)	(18.4)	18.0	(97.8)

Constant currency-effected add(1):
Depreciation and amortization expense - COS	27.7	22.4	5.3	23.7
Depreciation and amortization expense - D&A	25.8	23.0	2.8	12.2
Interest expense	17.0	16.6	0.4	2.4
Income tax benefit	(1.9)	(1.4)	(0.5)	35.7
Constant currency-effected EBITDA	68.2	42.2	26.0	61.6

Constant currency-effected adjustments(2):
Unrealized (gain) loss translation	(4.1)	3.1	(7.2)	(232.3)
Constant currency	-	0.4	(0.4)	(100.0)
Non-cash impairment losses	1.0	1.5	(0.5)	(33.3)
M&A, restructuring, severance	0.5	4.8	(4.3)	(89.6)
Amortization of restricted stock units	14.3	5.9	8.4	142.4
Warrant Exchange costs	-	1.2	(1.2)	(100.0)
Other non-core and non-cash adjustments	2.2	1.7	0.5	29.4
Constant currency-effected AEBITDA	$82.1	$60.8	$21.3	35.0

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

(3) Effect of Euro constant currency adjustment to a rate of €1.00 to $1.15 on each line item is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$(1.5)	$(0.7)	$(6.7)	$2.4
Cost of goods sold	(0.9)	(0.4)	(3.9)	1.4
Gross profit	(0.6)	(0.3)	(2.8)	1.0
Selling, general and administrative expenses	(0.3)	(0.1)	(1.2)	0.6
Depreciation and amortization expense	-	-	(0.3)	0.2
Other operating expense, net	-	(0.1)	-	0.3
Loss from operations	(0.3)	(0.1)	(1.3)	(0.1)
Interest expense	-	-	(0.1)	-
Foreign currency gain	(0.3)	-	(1.0)	-
Loss before income tax expense (benefit)	-	(0.1)	(0.2)	(0.1)
Income tax expense (benefit)	-	-	(0.1)	0.1
Net loss	$-	$(0.1)	$(0.1)	$(0.2)

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

We had $110.4 million in cash and cash equivalents as of September 30, 2021 and $48.5 million as of December 31, 2020. We sold approximately 5.3 million shares of Class A common stock in the May 2021 Equity Offering for net proceeds of $103.4 million. We used $70.0 million of proceeds from the May 2021 Equity Offering to invest in a money market fund to generate short-term cash returns. Additionally, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility in the June 2021 Prepayment.

Including finance lease liabilities and excluding deferred financing costs, we had $410.4 million in debt, $2.2 million of which was classified as short-term, as of September 30, 2021, compared to $439.8 million in debt, $1.7 million of which was classified as short-term, as of December 31, 2020. At September 30, 2021, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through October 28, 2021.

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

Each of the First Lien Term Facility, and the first lien contingency term facility accrue interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00). The second lien contingency term facility accrues interest at a rate of LIBOR plus 7.50%. No amounts have been drawn on under the second lien contingency. The first lien term facility and first lien contingency term facility mature on the seventh anniversary of the date of the closing of the Ranpak Business Combination, June 3, 2026. The Revolving Facility matures on the fifth anniversary of the date of the Closing June 3, 2024. The second lien contingency term facility matures on the eighth anniversary of the date of the Closing, June 3, 2027 but was not available for us to borrow against at September 30, 2021.

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

Permitted Exit Payment

On July 28, 2021, we entered into the Permitted Exit Payment to the Credit Agreement, which, among other things, would introduce additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. On July 28, 2021, the Permitted Exit Payment Amendment to the Credit Agreement became effective.

Cash Flows

The following table sets forth Ranpak’s summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$40.8	$37.8
Net cash used in investing activities	(50.7)	(25.5)
Net cash provided by (used in) financing activities	72.6	(1.2)
Effect of Exchange Rate Changes on Cash	(0.8)	0.5
Net Increase in Cash and Cash Equivalents	61.9	11.6
Cash and Cash Equivalents, beginning of period	48.5	19.7
Cash and Cash Equivalents, end of period	$110.4	$31.3

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $40.8 million in the nine months ended September 30, 2021. Cash provided by operating activities was $37.8 million in the nine months ended September 30, 2020. The changes in operating cash flows are largely due to cash earnings and increases in working capital.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $50.7 million in the nine months ended September 30, 2021. Cash used in investing activities was $25.5 million in the nine months ended September 30, 2020. The changes are primarily due to cash used for capital expenditures for converter equipment and our investments in small private businesses.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities was $72.6 million in the nine months ended September 30, 2021 and reflects the May 2021 Equity Offering net proceeds of $103.4 million, offset by the June 2021 Prepayment of $20.9 million, and the $8.2 million Exit Payment. Net cash used in financing activities was $1.2 million in the nine months ended September 30, 2020 and reflects debt repayments.

Contractual Obligations and Other Commitments

We lease production and administrative facilities as well as automobiles, machinery and equipment. We have various contractual obligations and commercial commitments that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed. There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2020 10-K. Included in that table are operating lease obligations, which are now recorded on our condensed consolidated balance sheets as a result of the adoption of ASC 842, effective January 1, 2021. See Note 12, “Leases” for further detail.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our credit facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $6.5 million impact on our cash interest expense for the nine months ended September 30, 2021. We use interest rate swap agreements to manage this exposure.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than the U.S. dollar, our functional currency. See “—Factors Affecting the Comparability of Ranpak’s Results of Operations – Effect of Currency Fluctuations” in Item 2 previously for more information about our foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with a cross currency swap. Refer to Note 8, “Derivative Instruments” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

For the nine months ended September 30, 2021, net revenue denominated in currencies other than U.S. dollars amounted to $181.9 million or 66.2% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the U.S. dollar would have caused our reported net revenue for the nine months ended September 30, 2021 to increase or decrease by approximately $17.4 million.

Commodity Price Risk

While our business is significantly impacted by price fluctuations related to the purchase, production and sale of paper products, we are typically not directly exposed to market price fluctuations in paper purchase or sale prices as we historically have negotiated prices with suppliers on an annual basis and negotiate prices with distributors reflecting competitive market terms. Our strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand. However, due to global inflationary pressures that have increased in 2021, we may be subject to more commodity price volatility than historically achieved.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes during the third quarter of 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ranpak Holdings Corp.

Date:	October 28, 2021	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer