Form 10-K
period 2021-12-31
Ranpak Holdings Corp.
filed 2022-02-28
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of shares of Class A common stock, par value $0.0001 per share held by non-affiliates of the registrant was approximately $1,138,164,794, based on the closing sale price of $25.03 per share as reported on the New York Stock Exchange on June 30, 2021.

As of February 23, 2022, the registrant had 78,490,832 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, to be held on May 25, 2022, are incorporated by reference into Part II and Part III of this Form 10-K.

Ranpak Holdings Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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
•
the impact of rising prices on production inputs, including labor, energy, and freight on our results of operations;
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

PART I

Throughout this Report, when referring to “Ranpak,” the “Company,” “we,” “our,” or “us,” we are referring to Ranpak Holdings Corp. and all of our subsidiaries, except where the context indicates otherwise.

Unless otherwise noted, references to a particular year are to our fiscal year, which corresponds to the calendar year ended or ending on December 31 of the same year. For example, a reference to “2021” is a reference to the year ended December 31, 2021.

The financial statements separate the Company’s presentation into distinct periods. The periods before the closing of the Ranpak Business Combination (herein defined) depict the financial statements of Rack Holdings and its subsidiaries (the “Predecessor”). The period from January 1, 2019 through June 2, 2019 is further referred to herein as the “1H 2019 Predecessor Period.” All periods subsequent to June 3, 2019 after the consummation of the Ranpak Business Combination depict the financial statements of the Company, including the consolidation of One Madison Corporation with Rack Holdings (the “Successor”). Further, the period of June 3, 2019 through December 31, 2019 is defined as the “Successor Period.” As a result of the application of the acquisition method of accounting under the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) as of the closing of the Ranpak Business Combination, the financial statements for the 1H 2019 Predecessor Period and for the Successor Period are presented on a different basis of accounting and are, therefore not comparable.

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

Non-U.S. Generally Accepted Accounting Principles (“GAAP”) Information

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

However, EBITDA and AEBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA and AEBITDA should not be viewed as substitutes for, or superior to, net loss prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

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

EBITDA — EBITDA is a non-GAAP financial measure that we present on a constant currency basis and calculate as net income (loss), adjusted to exclude: benefit from income taxes; interest expense; and depreciation and amortization.

AEBITDA — AEBITDA is a non-GAAP financial measure that we present on a constant currency basis and calculate as net income (loss), adjusted to exclude: benefit from income taxes; interest expense; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items.

In addition, we include certain other unaudited, non-GAAP constant currency data for 2021 and 2020. This data is based on our historical financial statements included elsewhere in this Report, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for 2021 and 2020.

ITEM 1. BUSINESS

Our Business

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. Since our inception in 1972, we have delivered high quality protective packaging solutions, while maintaining our commitment to environmental sustainability. We differentiate ourselves by our:

•
Distinct Business Model. Our paper-based Protective Packaging Solutions (“PPS”) business utilizes a razor/razor-blade model where our proprietary PPS systems are provided to our distributors and certain select end-users for a nominal user fee, charged on a per-unit basis, and are coupled with the sale of high-margin value-added paper consumables that work exclusively with our PPS systems. Use of other suppliers’ paper on our PPS systems increases the likelihood of negative operating consequences, such as significant jamming, ineffective yield, and/or other performance deficiencies. We retain ownership of most of our PPS systems. This business model is designed to generate attractive margins that are recurring in nature through the sale of our paper consumables. Our business is global, with a strong presence in the U.S. and Europe along with an expanding footprint in Asia, serving end-users in approximately 50 countries across 6 continents. End-users rely on our paper consumables for use exclusively with our installed base of systems.
•
Environmentally Sustainable Product Portfolio. Our paper packaging consumables are fiber-based, biodegradable, renewable, and curb-side recyclable to customers. Our paper packaging materials contain little or no plastic or other resin-based inputs. Additionally, a majority of our paper packaging materials are manufactured from entirely or partially recycled content and many are sourced from suppliers that are Sustainable Forestry Initiative (“SFI”) and/or Forest Stewardship Council (“FSC”) certified. Through our proprietary PPS systems and value-added kraft paper consumables, we offer a reliable, fast, and effective suite of protective packaging solutions. We believe that preference for environmentally sustainable packaging solutions will be a key driver of growth moving forward, particularly to the extent plastics and other resin-based solutions come under increasing public scrutiny.
•
Attractive Financial Profile. We historically have benefited from consistently strong growth in net revenue and our installed base, net revenue that is recurring in nature, attractive profit margins, and substantial free cash flow conversion. Our capital expenditures per PPS system and each system’s long protective useful life result in attractive payback periods and returns on invested capital. Our sales are geographically diverse, with 38.3% of our 2021 net revenue generated from end-users in North America, 49.6% generated from end-users in Europe, and 12.1% generated from end-users in Asia and other locations.
•
Diversified End-User Base. Through our extensive distributor network and select direct sales, we have over 133,200 installed systems serving over 35,000 end-users across diversified and growing end-user markets, as of December 31, 2021. We have a full suite of paper-based PPS systems to meet the needs of a variety of end-users, from small businesses to global corporations. These end-users include leading e-Commerce companies, as well as suppliers and sellers of automotive after-market parts, information technology (“IT”)/electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other products.
•
Well Established, Long-Term Distributor Relationships. We have arrangements with over 300 distributors globally, which enable us to reach thousands of small and medium-sized end-users while maintaining an asset-light capital base and a lean sales force. We have long-term, established relationships with our distributors and the continuity of these relationships evidences the strength of our business model, as well as the value proposition we provide for our distributors and end-users. Furthermore, the depth and longevity of these relationships have created a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to new and existing end-users. Moreover, substantially all of our net revenue from distributors is generated by those who have agreed to sell our products exclusively and not to sell or promote our competitors’ paper-based solutions.
•
Reputation as a Reliable Leader in Comprehensive Fiber-Based Solutions. We believe our PPS systems are known for their reliability, speed, and total cost effectiveness. We work hand-in-hand with our distributors or, on a selective basis, directly with some end-users to ensure that end-users obtain a solution that meets their specific needs, whether that be a single unit for a low volume end-user or a highly-customized base of hundreds of units across multiple facilities for a high-volume end-user. Furthermore, through our distributors, we strive to ensure that our end-users are consistently supplied with our paper consumables on-time and that their PPS systems are running with minimal downtime. Most importantly, we, either directly or with our distributors, work with end-users to examine their end-of-line operations to maximize throughput, minimize cost and reduce breakage.
•
Unique Approach to Automation. Our Automated Solutions (“AS”) and Automated Paper Solutions (“APS”) (collectively, “Automation”) product lines provide end-of-line automation systems that solve two distinct challenges facing end-users of our products:
i.
Customization to place the optimal amount of void-fill, wrapping or cushioning in the box to reduce the total cost of ownership by reducing labor and dunnage costs; and
ii.
We also provide several automated box-sizing solutions and corrugated case erectors to tailor the corrugated box to the highest product to reduce void-fill needs and optimize logistics with smaller boxes.

These solutions offer numerous benefits including the reduction of shipping costs, waste, and labor, resulting in improved efficiency.

•
Multiple Drivers of Growth. We believe that our business benefits from multiple factors that will drive our future growth:
iii.
Growth of E-commerce. E-commerce is a significant growth driver in our business. Approximately 33.8% of our net revenue is derived from sales to e-commerce end-users, and the overall e-commerce market demonstrated compound annual growth in the high teens from 2015 to 2019. We believe that continued global growth in e-commerce provides a significant tailwind for us. We also believe that e-commerce activity will remain at high levels following the growth experienced during the ongoing COVID-19 pandemic.
iv.
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
v.
Demand for Automation. Our Automation product lines provide significant improvements to end-of-line packaging speed and lower labor costs for many high-volume businesses. As businesses become more sophisticated, we believe many will look for ways to improve production efficiencies driving further demand for automated solutions.
vi.
Expansion into Retail Channel and Consumables. We believe the retail channel provides a substantial opportunity for consumable versions of our existing Wrapping product line. We also believe significant opportunity exists to sell environmentally friendly packaging alternatives directly to consumers.
vii.
Continued Product Development and Innovation. We believe our ability to consistently innovate and add products to our portfolio through internal development and mergers and acquisitions (“M&A”) will provide us with additional growth opportunities.
viii.
Geographic Expansion. Historically, geographic expansion has fueled our growth, and we believe further geographic expansion will continue to drive our future growth.
•
Keen Focus on Innovation and Strategic Investments. We believe we are a leading innovator in packaging material, packaging systems and manufacturing technologies. Our solutions deliver automation, productivity and sustainability enhancements to our end-users’ operations. Through our robust research and development (“R&D”) pipeline, we plan to continue to improve our value proposition by rolling-out next generation products to improve performance and efficiency as well as expanding product lines adapted to continuously evolving consumer and business preferences. We work to respond to customer needs and develop innovative products and solutions that improve supply chain performance, reduce costs and environmental impact, and deliver value. Our recent innovations include:
ix.
2021
▪
Launched new PPS Cushioning product, PadPak® Auto-Coiler, in North America
▪
Launched new APS product, AutoFill™, in North America
▪
Formed R Squared Robotics to develop cutting-edge end-of-line packaging systems utilizing the power of artificial intelligence and three-dimensional computer vision combined with robotics
x.
2020
▪
Launched enhanced model of PPS Void-Fill product, FillPak Trident™
▪
Launched new PPS Cushioning product, PadPak® Guardian™, in North America

In addition to expanding our offerings through internal development, we seek to provide value added solutions to our customers through acquisitions as well as strategic investments and partnerships. In 2021, we made two strategic investments to supplement our portfolio:

•
Pickle Robot Co. (“Pickle”): Pickle has developed a low cost, collaborative package-handling robot that automates several key tasks along the e-commerce supply chain including sorting, as well as loading and unloading of packaged goods within logistical lines. Our investment in Pickle is highly strategic, and complements and expands our Automation products.
•
creapaper GmbH (“Creapaper”): Creapaper is the inventor of grasspaper and uses a patented process to produce graspap, a raw material required for producing grasspaper. Creapaper has been expanding its reach across Europe through its development and placement of carbon dioxide-saving grasspaper products such as hygienic papers, food & carrying bags, and single-use plastic replacements with retail clients in Germany, Switzerland, Austria, the Netherlands and Italy.
•
Intellectual Property. We have a long history of continuous systems innovation and product development supported by our comprehensive patent portfolio. We have maintained an extensive patenting program since our inception for our PPS systems and accessories, processes and paper packaging materials. We maintain substantial trade secret knowledge regarding the utilization of our paper consumables in each model of our PPS systems product lines, which, together with the distributor contractual arrangements described above, prevent third-party paper from being used on our PPS systems. We hold over 645 U.S. and foreign patents and patent applications directed to various innovations related to our business, as well as more than 180 U.S. and foreign trademark registrations and trademark applications that protect our branding.
•
Focus on Talent and Leadership: We have assembled a strong international team of talented, motivated, inclusive, and diverse employees to maintain our leadership in the industry, drive our growth and to achieve our strategic objectives. We have implemented a focused talent acquisition and development strategy to ensure our teams continue to have the right skills to execute our strategy on a global basis. We are committed to adding exceptional talent to Ranpak and have hired strong personnel in our engineering, R&D, sales, and marketing groups throughout 2020 and 2021.

Our PPS Products

Our PPS products are designed to be flexible and responsive to the needs of our end-users. The flexibility and breadth of our full range of systems allows us to provide our end-users with the optimal protective solution to meet their specific needs and help ensure that their products reach their shipping destination in a cost-effective manner with minimal breakage. We derive substantially all of our net revenue (over 90% in 2021 and 2020) through the sale of high-margin paper consumables that work exclusively with our PPS systems. These PPS systems, which include the accompanying paper consumables, fall into three broad categories:

•
Void-Fill. Our Void-Fill protective systems quickly and efficiently convert paper to fill empty spaces in secondary packages and protect objects, reducing object movement during shipping and potential damage sustained in transit. We sell our Void-Fill products under the brand name FillPak® and offer a variety of FillPak® units. We have an installed base of approximately 78,000 FillPak® units as of December 31, 2021. Our Void-Fill products generated $154.5 million in revenue in 2021, accounting for 40.2% of our net revenue.
•
Cushioning. Our Cushioning protective systems convert paper into cushioning pads by crimping paper to trap air between the layers so that objects are protected from external shocks and vibrations during shipping as well as to prevent movement of objects as they travel through the global supply chain. We sell our Cushioning products under the brand name PadPak® and offer a variety of PadPak® units. We have an installed base of approximately 35,000 PadPak® units as of December 31, 2021. Our Cushioning products generated $162.6 million in revenue in 2021 and accounted for 42.4% of our net revenue.
•
Wrapping. Our Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items from shock and surface damage sustained during the shipping and handling process. In addition to securely wrapping and protecting fragile items, our Wrapping systems are used to line boxes and provide separation when shipping multiple objects. We sell our Wrapping products under the brand names WrapPak®, Geami®, and ReadyRoll®. We offer a variety of WrapPak® and Geami® converter units. We offer both motorized Geami® dispensing systems and manual systems, where the operator simply pulls the paired sheets against tension to expand the die-cut kraft paper. We also offer the Geami® combination of die-cut and tissue in a disposable cardboard dispenser as well as in a Geami®-based offering to be sold directly to consumers without a dispenser in retail stores under the brand name ReadyRoll®. We do not set minimum annual paper consumption targets for the disposable units, as the full production cost and margin associated with the dispenser is covered with each sale.

Included within our Wrapping systems are our Cold Chain products, which are used to provide insulation for goods that require temperatures to be controlled during transport. Additionally, we further expanded our Cold Chain products with the December 2021 acquisition of Recycold Cool Solutions B.V. (“Recycold”), the manufacturer of Recycold Cool Packs, which are sustainable cool packs made from a drain-safe, plant-based gel.

We have an installed base of approximately 21,000 WrapPak® units, which were predominantly Geami® converter units, as of December 31, 2021. Our Wrapping products generated $52.0 million in revenue in 2021, which accounted for 13.5% of our net revenue. Geami® revenue includes sale of tissue rolls in addition to kraft paper.

We retain ownership of most of our PPS systems (other than, e.g., certain disposable Wrapping systems and FillPak® Manual). This model allows distributors and end-users access to our proprietary systems at little or no capital expense and enables us or our distributors to reclaim un- or under-utilized units for refurbishment and redeployment, which benefits us, our distributors, and our end-users through increased efficiency and cost savings. As of December 31, 2021, we had an installed base of approximately 133,200 PPS systems.

Our consumables ship in bulk, which is efficient for customers in shipping and require less storage space than many competing products. Unlike many competitive products (e.g., foam, air pillows, bubble wrap, loose fill, etc.), our paper packaging materials are fiber-based, renewable, and environmentally sustainable. Our paper consumables do not include plastic or other resin-based components. Instead, they are paper-based and biodegradable, renewable, and curb-side recyclable. Additionally, a majority of our paper consumables sold to end-users are created from entirely or partially recycled content and many are sourced from suppliers that are SFI and/or FSC certified. We convert the vast majority of raw paper at certain of our production facilities to create rolls and bundles of paper that integrate with our PPS systems and into direct or consumable products. Our PPS systems predominantly use kraft paper of varying weights, sizes and configurations. In 2021, 55.3% of our raw paper supply consisted of 100% recycled paper, 41.2% consisted of 100% virgin paper, and 3.5% consisted of a blended paper incorporating both virgin and recycled fiber.

Our Automation Products

Our AS solutions are comprised of configurable automated systems that fulfill the needs of end-of-line packaging automation for product distribution and shipping. We utilize one-dimensional box reduction that optimizes the size of corrugated boxes to fit the contents being shipped. In addition to optimizing box-size, our AS solutions can be configured to automatically erect and form corrugated boxes, and apply glued lids to seal the box. Our solutions allow end-users to minimize dunnage use, utilize sustainable dunnage, and improve the speed and efficiency of end-of-line packaging operations as well as help reduce product returns from damage during shipment.

Our APS solutions utilize proven Ranpak paper converter technology and help end users automate the void filling and box closure processes after product packing is complete. Using machine vision, these technologies dispense the proper amount of void fill to protect products while minimizing labor requirements to pack and, depending on end-user need, can be configured to close the box, insert sustainable paper cushioning liners within boxes, and/or apply shipping labels. Our solutions provide for the capability to insert void and close multiple dimensions of box sizes to suit the end user needs. Our APS solutions can be fully automated or semi-automated, depending on end-user business process requirements. These systems allow end-users to minimize labor, optimize their use of dunnage, improve protection for items being shipped, and make end-of-line packaging operations more efficient.

Unlike our PPS systems and APS solutions, we often do not retain ownership of our AS solutions. Rather, we design and sell our AS solutions outright to our customers and derive revenue by designing, manufacturing, installing, and servicing Automation systems at end-user facilities. It is important to note however, that within our APS solutions, we retain ownership of some components. Accordingly, our current business model for our Automation product line involves the direct or indirect sale of highly customized systems, designed on the basis of our consultancy and product engineering expertise. As the market for our Automation products is rapidly evolving, we have extended our Automation services to offer extended service warranties beyond the initial warranty period, packaging line solutions, and the sale of spare parts. Our Automation products accounted for 3.9% of our net revenue in 2021.

Our Distribution Model

We sell the vast majority of our paper consumable products to an established network of approximately 300 distributors worldwide who, in turn, store, market and sell our products, including bundles and rolls, to end-users. Moreover, substantially all of our net revenue from distributors is generated by those who have agreed to exclusivity with our products and not to sell or promote competitors’ paper-based solutions. Our sales and marketing teams, as well as our highly skilled engineers, work closely with distributors and ultimate end-users, on-site or remotely, to optimize the custom configuration and installation of our PPS systems and Automation products at the end-user’s facility. For each product, we set targets for minimum annual paper consumption in order to justify the capital deployed to that account. Accordingly, our sales team, in conjunction with our distributors, help end-users select which products meet their specific needs based on their own volume requirements and business objectives. Sales through our global distributor network accounted for 87.6% of our net revenue in 2021.

In addition, we sell our PPS systems and Automation products directly to certain select end-users. In some cases, these end-users operate some of the largest, most complex and sophisticated warehouse operations into which our PPS and Automation systems are integrated. Our engineering and other teams also assist our direct-sale end-users in ensuring the optimal customized installation of our products at their facilities. Direct sales to end-users accounted for 12.4% of our net revenue in 2021.

Through our distributor network and our direct sales, we serve greater than 35,000 end-users including participants in e-commerce, the auto after-market, electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other markets. Our field of end-users is diverse, with greater than 75.0% of distributor-serviced end-users generating less than $10,000 of our net revenue in 2021.

Our Performance

In 2021, we generated net revenue of $383.9 million and $12.2 million of income from operations. Our revenues are geographically diverse, with 38.3% of our 2021 net revenue generated from end-users in North America, 49.6% generated from end-users in Europe, and 12.1% generated from end-users in Asia and other locations. In addition, approximately 64.9% of our net revenue in 2021 was generated from outside the United States.

We also believe, based on our performance during the ongoing COVID-19 pandemic and its macroeconomic impact that our business is relatively resilient to economic recessions due in part to our ability to adjust our operations. The COVID-19 pandemic has continually highlighted the world economy’s growing emphasis on e-commerce and we have experienced growth in revenues and EBITDA.

Our Strategy

Our strategy for adding to our customer base includes investing in innovation, our sales force and distributor relationships across all end markets as well as expanding geographically. Beyond our leading position in paper-based Void-Fill and Cushioning protective packaging systems, we expect to also focus on other emerging applications, such as Wrapping, Automation, Cold Chain, and Retail Consumables, for continued growth. While still relatively small, representing 13.5% of our net revenue in 2021, our Wrapping product line expanded in 2014 through the acquisition of Geami, which provides a highly effective and environmentally friendly alternative to plastic bubble wrap, as well as an opportunity to expand our distribution channels into the retail and retail shipping segments. Our December 2021 acquisition of Recycold helps us to provide a more comprehensive sustainable Cold Chain solution for customers. As noted by our investment in Creapaper, we have invested in the development of alternative and more sustainable paper pulps and substrates.

Although our initiative to expand into the retail channel has been delayed due to the ongoing COVID-19 pandemic, we expect to have the opportunity to increase our Retail and Consumables product lines in the future to include environmentally friendly packaging materials directly for sale to customers.

Our Automation products represented only 3.9% of our net revenue in 2021, however, following development through acquisitions and organic growth, we believe it will serve as a platform for expansion to better serve end-users with higher volume requirements and more sophisticated end-of-line needs. In 2020, we opened a dedicated facility in the Netherlands where our equipment is manufactured and assembled in-house. In 2021, we created R Squared Robotics, a division of Ranpak, that uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions. Additionally, in July 2021, we advanced our focus on Automation with a strategic investment in Pickle. We are currently building one facility in the Netherlands, with dedicated space for Automation functions, and renovating or building two facilities in the United States, one of which will be primarily dedicated to Automation functions. All of these efforts both complement and expand our focus on our Automation products. We seek to increase our penetration with existing customers and broaden our customer base to include business segments that we have not historically served. We will also continue to identify additional product and service opportunities for our current and future end-user markets.

As the world economy works to recover from the impact of COVID-19, we look to solidify our gains in e-commerce and Void-Fill products, as well as be an integral partner in facilitating the industrial sector's return to normal operations. We believe these factors contribute to the significant tailwinds for our growth expansion.

We are pursuing this strategy of expanding our customer base in several ways. We have a global sales organization that works hand-in-hand with the sales representatives of our approximately 300 distributors to introduce all of our products and services to potential accounts in all end markets. Our full range of products allows our organization to serve any type of business with protective packaging needs. We will also seek to broaden our customer base through geographic expansion by enhancing our regional capabilities in sales and marketing and expanding sales of our existing product lines in growth regions, such as Asia-Pacific, South America, and Central and Eastern Europe.

We seek to enhance our position as a leading global provider of innovative sustainable packaging solutions that our customers rely on to improve performance, cost competitiveness and automation to enhance productivity within their operations. In order to achieve these goals, we are focused on the following strategic priorities.

•
Grow organically. We will continue to focus on offering innovative solutions that enable our end-users to meet their sustainability needs while growing their business, reducing their costs and mitigating the risks associated with ineffective and/or unreliable end-of-line systems. We will also continue to provide distributors with the tools to win new accounts through training programs such as our Ranpak Academy and collaboration with our sales and engineering teams. We plan on leveraging our position as a trusted provider of sustainable packaging solutions to leading e-commerce end-users and industrial business to business end-users and further align ourselves with these market leaders as they expand to new locations and geographies, as well as continue to serve small, high growth platforms. We also believe there are significant opportunities to increase penetration across end markets. We aim to grow beyond our current PPS systems (primarily Void-Fill and Cushioning) by expanding our existing Wrapping, Automation and Retail and Consumables offerings into new end-markets. Finally, we believe our fiber-based wrapping systems offer a cost-competitive, environmentally friendly, and compelling alternative to plastic-based wrap and we expect them to gain share as the focus on environmental sustainability becomes increasingly ingrained in commerce.

•
Drive innovation. We intend to maintain and extend our technological leadership, expertise and our environmentally sustainable value proposition through continuous improvement of our product and service offerings to bolster speed, improve efficacy, and decrease packing footprint, as well as by introducing new products that deliver the environmentally friendly solutions customers require for their business needs. Our recent innovations in 2021 and 2020 include PadPak® Auto-Coiler, AutoFill™, PadPak® Guardian™, and an enhanced model of FillPak Trident™.
•
Pursue targeted growth opportunities. We have identified a number of potential growth opportunities, including market expansion for existing products, such as Wrapping, as well as in additional areas of focus, such as Cold Chain/thermal packaging, sales through the retail channel, and automation. We intend to further build out our regional capabilities and combine our local market knowledge in new or currently under-served geographies with our broad portfolio and strengths in innovation and customer service to take advantage of the burgeoning growth opportunities across the globe. For example, the Asia-Pacific region has a large, well-developed parcel shipping business, but currently represents only 12.1% of our net revenue in 2021. We believe that growing environmental awareness world-wide, combined with an increasing regulatory trend to limit the use of polymer-based foams and plastic films in many jurisdictions, present an opportunity for our paper-based protective packaging solutions in an ever-expanding number of geographies.
•
Grow via partnerships and acquisitions. We believe that we are well-positioned to execute a growth strategy, targeting acquisitions or partnerships in our key areas of focus and adjacent business lines. In addition to our investment in Pickle and our acquisition of Recycold, in September 2021, we made a strategic investment in Creapaper, the inventor of grasspaper and provider of grasspaper products, a natural paper substrate. Our investment and acquisition activity in 2021 demonstrates our continued focus on growing the company through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings. We expect to focus on identifying opportunities and executing an accretive M&A strategy to further solidify our position as a leader in environmentally sustainable solutions by enhancing growth in our key areas of focus and/or acquiring adjacent businesses to our product offering.

Industry

The macroeconomic effects of COVID-19 have emphasized the importance of the broader global protective packaging industry in the world economy. The global protective packaging industry is fragmented and competitive with market leaders accounting for a relatively small share of the market. This fragmentation is due primarily to the variety of product types and the myriad of applications in which they are used around the world.

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

We primarily sell our products to our distributors which, in turn, market and sell our products to our end-users. We also sell products directly to select end-users. In 2021, 87.6% of our net revenue was derived from sales to our distributors and approximately 12.4% of our net revenue was derived from sales directly to end-users.

Distributors. We primarily sell our products to our network of over 300 distributors worldwide. These distributors vary in size and, generally, offer a broad suite of packaging and other warehousing products and services to the end-users they serve, including other protective packaging systems, such as plastic bubble wrap and air pillows. Substantially all of our net revenue from distributors is generated by those who have agreed to exclusivity with our products and not to sell or promote competitors’ paper-based solutions.

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

As a result of these and other efforts, we have built and maintained a well-established distributor network that is comprised primarily of long-term business relationships and the continuity of these relationships evidences the strength of our business model, as well as the value proposition for our distributors and end-users. Furthermore, the depth and longevity of these relationships result in a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to end-users. We believe that our distributor-based distribution model is particularly well suited to the highly fragmented nature of the protective packaging solution end-user market we seek to serve by enabling us to reach a broad range of end users across size, industry and geography while maintaining a lean internal salesforce and capital base.

End-Users. We have greater than 35,000 global end-users. These end-users operate in a wide variety of businesses and rely on our systems for a cost-effective and efficient paper-based protective packaging solution that meets their operational and shipping needs. Our field of end-users is diverse and historically stable, with greater than 75.0% of distributor-serviced accounts generating less than $10,000 in annual net revenue in 2021. Our end-users vary in size from extremely small specialty manufacturers or retailers to some of the largest global e-commerce companies. While most of our end-users purchase our products from our distributors, we also sell our products directly to select end-users. Direct sales to end-users accounted for approximately 12.4% of our net revenue in 2021.

E-commerce. We believe changing consumer preferences and buying habits will drive continued e-commerce growth, both among pure-play e-commerce companies, as well as among historical brick-and-mortar companies seeking to expand their e-commerce presence. We further believe the critical necessity of brand owners to optimize supply chains and reduce capital spend drives the important trend in concentration of logistics through third-party logistics providers that in turn drives increasing needs for efficient packaging end-of-line solutions. The availability of a broader product selection on-line, faster delivery times, and increased in-store pickup options all drive significant growth in on-line sales. This expansion of e-commerce is a worldwide trend that we believe will continue to accelerate as on-line penetration grows in developed and emerging markets. The COVID-19 pandemic has demonstrated the growing macroeconomic emphasis on e-commerce in the global economy. Although some of our e-commerce end-users are focused on the responsible reduction of their need for void-fill material more broadly, they generally require protective packaging solutions that can be integrated into their existing supply and distribution infrastructures on a low-cost and efficient basis. Most commonly, our e-commerce end-users purchase our Void-Fill solutions, but many also use our Automation, Wrapping, and Cushioning systems. Sales to our e-commerce end-users, directly and through distributors accounted for approximately 33.8% of our net revenue in 2021.

Industrial Manufacturing. Our industrial manufacturing end market includes end users manufacturing products utilized for tools, construction supplies, energy and utilities, chemicals, paints, and metals. We believe demand in these sectors will increase as growing populations and expanding middle classes in developing countries generate more disposable income. Higher demand for advanced machines spurs increased spending on tools and robotics while higher demand for housing, infrastructure and commercial buildings benefits the tools and construction supplies sectors. Sales to industrial manufacturing end-users accounted for approximately 13.1% of our net revenue in 2021.

Automotive Aftermarket. The automotive after-market is driven by the need for replacement parts as automobiles age, as well as by the desire of consumers to customize vehicles to enhance performance and improve aesthetics. Increasing average age of vehicles and digitalization of component delivery sales and services, along with the advent of on-line portals distributing after-market components is expected to contribute to the continued growth of the automotive after-market industry. Our automotive after-market end-users require protective packaging solutions that have strong protective qualities, as the products they ship are often heavy, require greater care in handling, and have a higher individual per-unit value. Accordingly, these end-users most commonly purchase our Cushioning solutions. Our packaging solutions are typically designed to integrate into these end-users’ existing industrial processes for the production and distribution of automotive parts. Sales to our automotive after-market end-users accounted for approximately 9.5% of our net revenue in 2021.

Electronics. Widespread product innovation combined with an expanding working population, a corresponding growth in household formation and disposable incomes are key factors contributing to the growth of the global consumer electronics market. Thriving demand for smartphones across the globe and the miniaturization of electronic devices are additional factors boosting growth in the global consumer electronics market. We believe this demand for electronics will continue to grow as innovation, such as the Internet-of-Things and voice-connected devices, drives increased demand for the latest electronics hardware. Our electronics end-users customarily sell products such as computer hardware and electronics that are often already securely packaged in primary packages by the manufacturer and, as a result, require less robust protective packaging systems from us. Sales to our electronics end-users accounted for approximately 7.6% of our net revenue in 2021.

Industrial Machinery. We believe demand for industrial machinery and equipment used in sectors such as agriculture, construction, mining, packaging, and food processing will increase as economies expand, thus requiring additional infrastructure spend as well as increasing the need to feed growing middle-class populations across the globe. Sales to our machinery end-users accounted for approximately 6.0% of our net revenue in 2021.

Other. Our end-users also operate in many other industries, including Warehousing (5.3% of net revenue in 2021), Home Furnishings (4.3%), Printing and Business Services (2.8%), and other various industries (17.6%).

Our Paper Suppliers

We purchase both 100% virgin and 100% recycled kraft paper, as well as blends of materials recycled from post-consumer waste, from various suppliers for conversion into the paper consumables we sell. Before we determine to purchase paper from any supplier, the supplier must undergo a qualification process to ensure that its product meets our exacting requirements. This qualification process involves an evaluation of the physical specifications of the potential supply source, as well as extensive testing for the paper’s convertibility – on the fan-folding, rewinding and die-cutting raw paper converters in our facilities – and in the protective packaging systems we place with our end-users. Much of our paper is sourced from suppliers that are SFI and/or FSC certified. Once a supplier is qualified, we purchase large rolls of kraft paper from that supplier for integration into our existing supply and production chain. The paper rolls are converted at our facilities before sale to our distributors and direct end-users for use with our Void-Fill, Cushioning and Wrapping protective systems.

In 2021, we purchased paper from approximately 29 paper suppliers and our largest single source of paper supplies sold us approximately 46.1% of the paper supplies purchased in North America. While the cost of paper supplies is our largest input cost, we typically negotiate supply and pricing arrangements with most of our paper suppliers annually, many of which we have long-standing relationships with, which helps us mitigate shorter term fluctuations in paper cost. In 2021, global inflation contributed to the increases in the cost of paper, though we have not experienced the full impact of the increases to date because of existing purchase arrangements. However, due to these macroeconomic conditions, we anticipate vendor apprehension in committing to lengthier purchase arrangements and we expect our cost of goods sold to increase. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some pressure on our gross margin in the medium term.

Our Competition

We compete with companies producing competing products that are well-established, have significant scale, and have a broad product offering. There are other manufacturers of protective packaging products, some of which are companies offering similar products that operate across regions and others that operate in a single region or single country. Our primary competitors include Sealed Air Protective Division, Pregis (FP International/Easypack), Intertape Polymer Group (IPG), Storopack and Sprick. Most competing manufacturers offer multi-substrate solutions including foam, loose-fill, plastic air pillows, and plastic bubble wrap in addition to a fiber-based offering. We believe we are the only major “in-the-box” protective packaging specialist that has a focus on a single environmentally friendly substrate (i.e., fiber) which enables us to have a best-in-class product offering as well as the credibility with customers that we are truly devoted to seeking environmentally sustainable solutions. We believe that we are one of the leading suppliers of fiber-based packaging materials and related systems in the principal geographic areas in which we offer those products. Additionally, we believe we are a leader in automated void reduction systems technology.

Human Capital Resources

We are a global organization that values life experiences, ideas, and cultures that each of our employees bring to Ranpak, striving to create an atmosphere of acceptance and respect, facilitating an encouraging environment, and helping employees attain professional and educational goals. We are proud to count men and women of all races and ethnicities as members of our Board of Directors, management team, and employee workforce. In 2020, we joined The Board Challenge as a Charter Pledge Partner. The Board Challenge is an initiative to improve diverse representation in corporate U.S. boardrooms. As a Charter Pledge Partner, we acknowledge that we already have diversity in our boardroom and pledge to use our resources to accelerate change within other companies. We utilize interview guides in our hiring processes to help identify different competencies, such as diversity, equity, and inclusion competencies, to ensure that new hires are developed in these areas. Additionally, we developed robust anti-bias training to ensure that every potential candidate is given a fair and merit-based evaluation of their skills.

We strive to maintain an active dialogue with our employees and provide employees a comprehensive benefits package including competitive wages, medical, life, and accident insurance, incentive bonus programs, and a 401(k) plan with an employer matching contribution. We have departmental budgets set aside for training and also provide a tuition reimbursement program for employees seeking bachelors or masters degrees. Certain employees are also eligible for stock-based compensation programs that are designed to encourage long-term performance aligned with Company objectives. In June 2019 and September 2021, every employee (excluding those eligible for stock-based compensation programs) received an equity award, providing a community of employee-owners who can personally share in the reward of our collective success.

As of December 31, 2021, we had 875 employees worldwide, 368 of whom were located in the United States. We have 197 of our employees located in Europe who are covered by collective bargaining agreements.

Our Intellectual Property

Our intellectual property provides a strong competitive advantage. We own or license over 645 U.S. and foreign patents and patent applications directed to various innovations related to packaging machines, stock material, packaging processes, and packaging products, as well as more than 180 U.S. and foreign trademark registrations and trademark applications that protect our branding of our packaging products, services, and equipment. We continue to innovate and advance that competitive advantage and file numerous U.S. and foreign patent applications each year. We are also vigilant in protecting our intellectual property, by monitoring competitor activity, providing notice to potential infringers, and bringing litigation whenever and wherever necessary and appropriate.

Seasonality

We estimate that approximately 33.8% of our net revenue in 2021, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Our results tend to follow similar patterns, with the highest net revenue typically recorded in our fourth fiscal quarter and the slowest sales in our first fiscal quarter of each fiscal year. We expect this seasonality to continue in the future and, as a result, our results of operations between fiscal quarters in a given year may not be directly comparable.

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
•
Production inputs, such as labor, energy, and freight costs may negatively impact our results of operations, including our profit margins, and financial condition.
•
Kraft paper pricing may negatively impact our results of operations, including our profit margins, and financial condition.
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
•
Fluctuations between foreign currencies and the U.S. dollar (“USD”) could materially impact our consolidated financial condition or results of operations.
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

The COVID-19 pandemic has impacted and is expected to continue to impact our business and operations, and the full nature and extent of the impact remains uncertain. Among other things, uncertainties relating to COVID-19 include the ultimate duration of the COVID-19 pandemic and the actions, or perception of actions that may be taken, to contain or treat its impact, by governments and others, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

As many governmental measures providing for business shutdowns generally exclude critical infrastructure and the businesses that support critical infrastructure, such as packaging companies like us, all of our manufacturing facilities currently remain operational. Nevertheless, the impact of these measures over time, as well as additional measures we have adopted or may adopt in the future that are intended to protect the health and safety of our employees, is uncertain and could limit our manufacturing productivity. Likewise, in the event large numbers of our manufacturing workforce become ill with COVID-19 or otherwise, our productivity could be adversely affected. Any such reduction in our manufacturing productivity, whether resulting from governmental or our internal policies intended to contain the spread of the COVID-19 virus or from employee illness could hinder our ability to meet customer demand, which could have a material adverse effect on our financial condition and results of operations.

Similarly, as a result of the COVID-19 pandemic and measures taken in response to it, our suppliers and vendors may not have the materials, capacity, or capability to enable the manufacture of the parts we use to assemble our packaging machines or the paper we convert into packaging consumables. To date, we have experienced delays in obtaining certain supplies used in the assembly of our packaging machines that we source from China. While these delays have not resulted in our inability to deliver packaging machines to any of our distributors or end-users, to the extent they continue, or other of our suppliers or vendors are unable to provide us with the supplies we need according to our schedule and specifications, we may need to seek alternate suppliers or vendors, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our distributors or end-users, each of which would affect our results of operations. Additionally, restrictions or disruptions in transportation logistics, such as reduced availability of sea or ground transport, port closures and increased border controls or closures, may result in delays and could result in higher costs, either of which could harm our profitability, make our products less competitive, or cause our distributors or end-users to seek alternative suppliers.

Additionally, social distancing and similar measures adopted in many jurisdictions around the world have impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations have been delayed, which could have a material adverse effect on our business, results of operations, and financial condition. If social distancing measures continue for an extended period of time, growth in our PPS systems base, acquisition of new customers, and sales of Automation products may be further adversely affected.

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

A limited number of paper mills produce paper that is suitable for use in our products in the markets in which we operate, and if they fail, experience interruptions in service, or are otherwise unable or unwilling to fill our purchase orders, we may not be able to produce enough of our paper consumables to meet our own production requirements. In addition, there are several grades or types of paper that we use in our products that we obtain from a single source due to the specificity of our requirements and limitations in the available paper products in a given market. For example, in 2021, we purchased approximately 46.1% of our raw paper requirements in North America from a single supplier, WestRock Company (“WestRock”). Increasing consolidation among our suppliers or the paper supply market more broadly may increase our reliance on existing suppliers or impact our ability to obtain alternative suppliers, if necessary. Also, in 2021 we purchased approximately 18.5% of our raw paper requirements in Europe (which approximates 11.4% of global supply) from a supplier in Russia. As a result of the conflict in the Ukraine, there is a risk that we may need to secure an alternative supplier.

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

Kraft paper pricing may negatively impact our results of operations, including our profit margins, and financial condition.

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

In 2021, global inflation contributed to the increases in the cost of paper, though we have not experienced the full impact of the increases to date because of existing purchase arrangements. However, due to these macroeconomic conditions, we anticipate vendor apprehension in committing to lengthier purchase arrangements and we expect our cost of goods sold to increase. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. If we are unable to minimize the effects of any increases in paper costs through sourcing, pricing or other actions, our results of operations and financial condition may be materially adversely affected.

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

We maintain production facilities in three countries and territories, and our products are distributed to approximately 50 countries and territories around the world. A substantial portion of our operations are located outside of the United States and 64.9% of our 2021 revenue was generated outside of the United States. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. and European operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact our cash flows or operations in those areas. Risks inherent in our international operations include:

•
foreign currency exchange controls and tax rates, and exchange rate fluctuations, including devaluations;
•
the potential for changes in regional and local economic conditions, including local inflationary pressures and/or regional or local energy disruptions or price increases;
•
laws and regulations governing foreign investment, foreign trade and currency exchange, such as those on transfer or repatriation of funds, which may affect our ability to repatriate cash as dividends or otherwise and may limit our ability to convert foreign cash flows into USD;
•
restrictive governmental actions such as those on trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;
•
the imposition of tariffs and other trade barriers, and the effects of retaliatory trade measures;
•
compliance with U.S. laws and regulations, including those affecting trade and foreign investment and the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “Foreign Corrupt Practices Act”);
•
compliance with tax laws, or changes to such laws or the interpretation of such laws, affecting taxable income, tax deductions, or other attributes relating to our non-U.S. earnings or operations;
•
difficulties of enforcing agreements and collecting receivables through certain foreign legal systems;
•
difficulties of enforcement and variations in protection of intellectual property and other legal rights;
•
more expansive legal rights of foreign unions or works councils;
•
changes in labor conditions and difficulties in staffing and managing international operations;
•
import and export delays caused, for example, by an extended strike at the port of entry, or major disruptions to international or domestic trade routes due to strikes, shortages, acts of terrorism or acts of war could cause a delay in our supply chain operations;
•
geographic, language and cultural differences between personnel in different areas of the world;
•
political, social, legal and economic instability, civil unrest, war, catastrophic events, acts of terrorism, effects of climate change, and widespread outbreaks of infectious diseases, including the ongoing COVID-19 pandemic; and

•
compliance with data protection and privacy regulations in many of the countries in which we operate, including the General Data Protection Regulation (“GDPR”) in the EU which has been in effect since May 2018. Under this regulation, our collection, processing storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches.

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

A disruption in operations at one or more of our assembly and distribution facilities, or those of our suppliers, could have a material adverse effect on our business or operations. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, outbreaks of infectious diseases, including the ongoing COVID-19 pandemic, strikes or other labor unrest, transportation interruption, government regulation, contractual disputes, political unrest or terrorism. For example, we operate in leased facilities worldwide. If we are unable to renew leases at existing facilities on favorable terms or to relocate our operations to nearby facilities in an orderly fashion upon the expiration of those leases, we could suffer interruptions in our production and significant increases in costs.

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

Fluctuations between foreign currencies and USD could materially impact our consolidated financial condition or results of operations.

Approximately 64.9% of our net revenue in 2021 was generated outside the United States. We translate net revenue and other results denominated in foreign currency into USD for our consolidated financial statements. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to USD. During periods of a strengthening USD, we reported international net revenue and net earnings could be reduced because foreign currencies may translate into fewer USD. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors.

Foreign exchange rates may also impact the ability of our customers to secure sufficient funds in USD or European currency to purchase goods for export. For example, many of our distributors are local entities in the markets in which they operate and utilize foreign currencies to operate their business. Such distributors must convert their local currency into USD or European currency in their business with us, for which foreign exchange rate fluctuations may present additional challenges for the operation of their business. We cannot predict the effects of exchange rate fluctuations on our future operating results or business. As exchange rates vary, our results of operations and profitability may be harmed.

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

Some jurisdictions in which we operate have laws and regulations that govern the registration and labeling of some of our products. For example, we expect significant future environmental compliance obligations for our European operations as a result of the European Union (“EU”) Regulation “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Regulation No. 2006/1907) enacted on December 18, 2006. The regulation, known as REACH, imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. The EU also enacted in 2008 a “Classification, Labeling and Packaging” regulation, known as the CLP Regulation, which aligns the EU system of classification, labeling and packaging of chemical substances to the Globally Harmonized System. Other jurisdictions may impose similar requirements. Compliance with these requirements can be costly.

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

Sales of a substantial number of shares of common stock in the public market could occur at any time, either pursuant to the Registration Statement on Form S-3 filed on June 13, 2019, as amended, or otherwise. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, JS Capital holds approximately 37.5% of our total outstanding shares. Additional sales of our common stock into the market may cause the market price of our common to drop significantly.

Certain of our stockholders, including JS Capital, own a significant portion of the outstanding voting stock of the Company.

As of December 31, 2021, JS Capital holds approximately 37.5% of our total outstanding shares. As long as JS Capital owns or controls a significant percentage of outstanding voting power, JS Capital will have the ability to strongly influence all corporate actions requiring shareholder approval, including the election and removal of directors and the size of our Board of Directors, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The interests of JS Capital may not align with the interests of our other shareholders. JS Capital is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. JS Capital may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Our Class A common stock is listed on the NYSE. We cannot guarantee that our securities will remain listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The price of our securities has been and may continue to be volatile.

The price of our securities can vary due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. During 2021, our Class A common shares traded between $14.01 and $42.20 per share. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. In an active market for our securities, the trading price of our securities has been and may continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

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

We are a borrower under senior secured credit facilities provided by Goldman Sachs Merchant Banking Division consisting of a $250.0 million dollar-denominated first lien term facility, a €136.9 million Euro-denominated first lien term facility and a $45.0 million revolving facility. Our senior secured credit facilities, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities which may adversely affect our ability to finance capital expenditures, acquisitions, debt service requirements or to engage in new business activities or otherwise adversely affect our ability to execute our business strategy compared to our competitors who have less debt. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, such agreements restrict our ability to, among other things:

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

As we seek to expand beyond our core fiber-based PPS systems and develop products or business strategies that have wider applications for manufacturers, end-users, or consumers. Expanding into new markets would require us to devote substantial additional resources to such expansion, and our ability to succeed in developing such products to address such markets is not certain. It is likely that we would need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable R&D expenses, in order to pursue such an expansion successfully.

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

We are subject to an increasing number of information technology vulnerabilities, threats and targeted computer crimes which pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. Additionally, ransomware or other malware, viruses, social engineering (including business email compromise and related wire-transfer fraud), and general hacking have become more prevalent and more complex. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not foreseeable or recognized until launched against a target, we and our vendors and third-party partners may be unable to anticipate these techniques or to implement adequate preventative measures, despite our efforts to implement and maintain a robust information security program. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and end-users or third-party service providers, or cyber-attacks or security breaches of our or our third-party service providers’ networks or systems, could result in the loss of end-users and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition or results of operations.

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

We may experience difficulties with our new enterprise resource planning system.

We are in the process of implementing a new enterprise resource planning (“ERP”) system that will be used to manage our business and summarize our operating results. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human capital resources. We may not be able to successfully complete the full implementation of the ERP system without experiencing difficulties, in particular as a result of our limited experience implementing such systems and limited access to qualified information technology personnel. Any disruptions, delays, or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business. It is also possible that the migration to a new ERP system could adversely impact the effectiveness of our internal control over financial reporting, which could lead to material weaknesses or significant deficiencies in our controls.

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

We are exposed to risks inherent in doing business in each of the countries/regions or regions in which we or our end-users or suppliers operate including: civil unrest, acts of terrorism, sabotage, epidemics, force majeure, energy disruptions, war or other armed conflict and related government actions, including sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses required by us to operate our plants or import or export our goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds. In particular, if additional restrictions on trade with Russia were adopted by the European Union or the United States, and were applicable to our products, we could lose revenue and experience lower growth rates in the future, which could have a material adverse effect on our business, financial condition or results of operations.

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

Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. The Biden Administration has proposed a minimum tax on book income and increased taxation of international business operations. There can be no assurance that any of the proposed changes will be introduced as legislation, or if they are introduced that they will be enacted. We will continue to assess the ongoing impact of these current and pending changes to tax legislation and the impact on our future financial statements upon the finalization of laws, regulations and additional guidance. Many of these proposed changes to the taxation of our activities could increase our effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table provides our locations and their various functions:

Function
Location	PPS System Assembly	Paper Consumables	Automation	Administrative/Sales
Concord Township, Ohio[1]	✓	✓	✓	✓
Heerlen, The Netherlands[2]	✓	✓	―	✓
Christiansburg, Virginia	―	―	✓	―
Kansas City, Missouri	―	✓	―	―
Kerkrade, The Netherlands	―	―	✓	―
Krimice, Czech Republic	―	―	―	✓
Laoshan, China	―	―	―	✓
Nyrany, Czech Republic	✓	✓	―	―
Paris, France	―	―	―	✓
Prague, Czech Republic	―	―	―	✓
Raleigh, North Carolina	―	✓	―	―
Reno, Nevada	―	✓	―	―
Sao Paulo, Brazil	―	―	―	✓
Shanghai, China	―	―	―	✓
Singapore	―	―	―	✓
Tokyo, Japan	―	―	―	✓

[1] Global headquarters
[2] Europe/Asia regional headquarters

We have secured lease agreements for two new facilities in Shelton, Connecticut and Kerkrade, The Netherlands, both of which will contain dedicated space for Automation functions. Construction is in early stages and we anticipate occupying these new facilities between the fourth quarter of 2022 and the first quarter of 2023.

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

Holders of Record

As of February 23, 2022, there were 16 holders of record of our Class A Common Shares and one holder of our Class C Common Shares. The actual number of holders is greater than the number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common shares to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements and general financial condition. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Our ability to declare dividends is limited by restrictive covenants contained within our Facilities. Refer to Note 11, “Long-Term Debt” to our consolidated financial statements for further information.

Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The graph below compares the cumulative total return of our common stock from June 3, 2019 through December 31, 2021, with the comparable cumulative return of two indices, the Russell 2000 Index (“RTY”) and the Dow Jones U.S. Containers and Packaging Index (“DJUSCP”).

The graph plots the growth in value of a $100.00 initial investment in our common stock and in each of the indexes over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon share price appreciation and not upon reinvestment of cash dividends. The share price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6. RESERVED

Not applicable.

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

Overview

We are a leading provider of environmentally sustainable, systems-based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. Since our inception in 1972, we have delivered high quality protective packaging solutions, while maintaining our commitment to environmental sustainability. We assemble our PPS systems and provide the systems and paper consumables to customers, which include direct end-users and our network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials. We provide end-of-line automation systems that solve challenges, including optimization, customization, and efficiency, facing end-users of our products. We are a global business that generated approximately 64.9% of our 2021 net revenue outside of the United States.

As of December 31, 2021, we had an installed base of approximately 133.2 thousand protective packaging systems serving a diverse set of distributors and end-users. We generated net revenue of $383.9 million and $298.2 million in 2021 and 2020, respectively.

The Ranpak Business Combination

On June 3, 2019, we consummated the acquisition of all outstanding and issued equity interests of Rack Holdings, Inc. (“Rack Holdings”) pursuant to a stock purchase agreement (the “Ranpak Business Combination”) for consideration of $794.9 million, which reflects a post-closing adjustment of $0.7 million for net working capital and additional consideration, and €140.0 million ($160.8 million) in cash, (i) $341.5 million and €140.0 million of which, respectively, was used by Rack Holdings L.P. (“Seller”) to repay outstanding indebtedness and unpaid transaction expenses as contemplated by the stock purchase agreement and (ii) the remainder of which was paid to the Seller.

The Ranpak Business Combination was financed, in part, with debt of approximately $534.6 million, which became Ranpak’s direct obligation upon the consummation of the Ranpak Business Combination. Upon the consummation of the Ranpak Business

Combination on June 3, 2019, Rack Holdings’ then-existing debt, which amounted to approximately $487.6 million as of such date, was repaid in full. In December 2019, the Company closed a public offering of its Class A common stock generating net proceeds of approximately $107.7 million that was used to pay down the First Lien Dollar Term Facility. The closing of the Ranpak Business Combination also resulted in the elimination of certain non-recurring expenses incurred prior to the Ranpak Business Combination, which amounted to $35.4 million for 2019.

Except as otherwise provided herein, our financial statement presentation for 2019 is distinguished between the 1H 2019 Predecessor Period and the Successor Period.

Effects of Currency Fluctuations

As a result of the geographic diversity of our operations, we are exposed to the effects of currency translation, which has affected the comparability of our results of operations between the periods presented in this Report and may affect the comparability of our results of operations in future periods. Currency transaction exposure results when we generate net revenue in one currency at one time and incur expenses in another currency at another time, or when we realize gain or loss on intercompany transfers. While we seek to limit currency transaction exposure by matching the currencies in which we incur sales and expenses, we may not always be able to do so.

In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our Consolidated Statements of Operations In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

We hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 12, “Derivative Instruments” to the consolidated financial statements included elsewhere in this Report for additional information. Significant currency fluctuations could impact the comparability of our results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”

Acquisitions and Investments in Small Businesses

In 2021, we acquired Recycold and strategically invested in Pickle and Creapaper. In 2020, we acquired intangible assets from a European manufacturer in an asset acquisition. All amounts associated with these transactions are immaterial to this Report. Please refer to Note 9, “Goodwill, Long-Lived, and Intangible Assets, net” to our consolidated financial statements included elsewhere in this Report for further detail.

While recent acquisitions have been relatively small, any significant future business acquisitions may impact the comparability of our results in future periods with those for prior periods.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in rapid changes in market and economic conditions around the world as COVID-19 continues to spread. We derive a significant portion of our revenue from sales of PPS systems to e-commerce end-users and demand from these end-users has been strong, offsetting reductions in demand for these products from customers in other industries. However, social distancing and similar measures adopted in many jurisdictions around the world have impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations have been delayed. If social distancing measures continue for an extended period of time, growth in our protective packaging system base, acquisition of new customers and sales of Automation products may be adversely affected. We believe that these impacts are not unique to us and that our industry competitors have been impacted in a similar fashion. We are deemed an essential business under the Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response issued by the United States Cybersecurity and Infrastructure Security Agency and pursuant to state decisions in states where our domestic production and distribution facilities are located. We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to social distancing and other measures to promote a safe operating environment. While we have experienced limited delays in receiving certain supplies we use to assemble our packaging systems, to date, these measures have not materially impacted the cost of producing and distributing our products, the cost and availability of raw materials and components, and we have encountered minimal disruption in our ability to fulfill customer orders. We continue to monitor our liquidity position closely and have extended payment terms to certain of our customers when necessary, while correspondingly seeking extended terms from our key suppliers. While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, at the time of this filing, we cannot predict the extent to which we will ultimately be impacted due to the evolving and highly uncertain nature and duration of the COVID-19 pandemic. See “Risk Factors” located previously in this Report. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.

Key Performance Indicators and Other Factors Affecting Performance

We use the following key performance indicators and monitors the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:

PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	35.2	33.6	1.6	4.8
Void-Fill machines	77.5	68.0	9.5	14.0
Wrapping machines	20.5	15.8	4.7	29.7
Total	133.2	117.4	15.8	13.5

Paper and Other Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we negotiate supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. In 2021, global inflation contributed to the increases in the cost of paper, though we have not experienced the full impact of the increases to date because of existing purchase arrangements. However, due to these macroeconomic conditions, we anticipate vendor apprehension in committing to lengthier purchase arrangements and we expect our cost of goods sold to increase. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some pressure on our gross margin in the medium term.

Results of Operations

The following tables set forth our results of operations for 2021 and 2020, presented in millions of dollars.

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for 2021 and 2020. This data is based on our historical financial statements included elsewhere in this Report, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for 2021 and 2020.

Comparison of 2021 to 2020

	Year Ended December 31,
	2021	% Net revenue	2020	% Net revenue
Net revenue	$383.9	―	$298.2	―
Cost of goods sold	235.0	61.2	175.6	58.9
Gross profit	148.9	38.8	122.6	41.1
Selling, general and administrative expenses	98.3	25.6	72.5	24.3
Transaction costs	-	-	2.2	0.7
Depreciation and amortization expense	35.0	9.1	31.5	10.6
Other operating expense, net	3.4	0.9	4.7	1.6
Income from operations	12.2	3.2	11.7	3.9
Interest expense	22.4	5.8	30.2	10.1
Foreign currency (gain) loss	(5.3)	(1.4)	6.1	2.0
Loss before income tax benefit	(4.9)	(1.3)	(24.6)	(8.2)
Income tax benefit	(2.1)	(0.5)	(1.2)	(0.4)
Net loss	$(2.8)	(0.7)	$(23.4)	(7.8)

Non-GAAP Constant Currency
EBITDA	$90.0		$67.9
AEBITDA	$117.8		$93.7

Net Revenue

The following table and the discussion that follows compares our net revenue by geographic region and by product line for 2021 and 2020 on a GAAP basis and on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further details:

	Year Ended December 31,
	2021	% Net revenue	2020	% Net revenue
North America	$146.9	38.3	$127.4	42.7
Europe/Asia	237.0	61.7	170.8	57.3
Net revenue	$383.9	100.0	$298.2	100.0

Cushioning machines	$162.6	42.4	$125.7	42.2
Void-Fill machines	154.5	40.2	125.0	41.9
Wrapping machines	52.0	13.5	38.8	13.0
Other	14.8	3.9	8.7	2.9
Net revenue	$383.9	100.0	$298.2	100.0

	Non-GAAP Constant Currency
	Year Ended December 31,
	2021	% Net revenue	2020	% Net revenue	$ Change	% Change
North America	$146.9	38.9	$127.4	42.6	$19.5	15.3
Europe/Asia	230.6	61.1	171.5	57.4	59.1	34.5
Net revenue	$377.5	100.0	$298.9	100.0	$78.6	26.3

Cushioning machines	$159.2	42.2	$125.9	42.1	$33.3	26.4
Void-Fill machines	152.2	40.3	125.1	41.9	27.1	21.7
Wrapping machines	51.4	13.6	38.8	13.0	12.6	32.5
Other	14.7	3.9	9.1	3.0	5.6	61.5
Net revenue	$377.5	100.0	$298.9	100.0	$78.6	26.3

Net revenue for 2021 was $383.9 million compared to net revenue of $298.2 million in 2020, an increase of $85.7 million or 28.7%. Net revenue was positively impacted by increases in cushioning, void-fill, wrapping, and other sales. Cushioning increased $36.9 million, or 29.4%, to $162.6 million from $125.7 million; void-fill increased $29.5 million, or 23.6%, to $154.5 million from $125.0 million; wrapping increased $13.2 million, or 34.0%, to $52.0 million from $38.8 million; and other sales increased $6.1 million, or 70.1%, to $14.8 million from $8.7 million, for 2021 compared to 2020. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The increase in net revenue was a result of an increase in the volume of our paper consumable products of approximately 21.4 percentage points (“pp”), a 1.7 pp increase in the sales of automated box sizing equipment, and a 3.1 pp increase in the price or mix of our paper consumable products.

Constant currency net revenue was $377.5 million for 2021, a $78.6 million, or 26.3%, increase from constant currency net revenue of $298.9 million for 2020.

Net revenue in North America for 2021 totaled $146.9 million compared to net revenue in North America of $127.4 million in 2020. The increase of $19.5 million, or 15.3%, was attributable to an increase in cushioning, void-fill, wrapping, and other sales.

Net revenue in Europe/Asia for 2021 totaled $237.0 million compared to net revenue in Europe/Asia of $170.8 million in 2020. The increase of $66.2 million, or 38.8%, was driven by increases in cushioning, void-fill, wrapping, and other sales. Constant currency net revenue in Europe/Asia was $230.6 million for 2021, a $59.1 million, or 34.5%, increase from constant currency net revenue of $171.5 million for 2020.

Cost of Goods Sold

Cost of goods sold for 2021 totaled $235.0 million, an increase of $59.4 million, or 33.8%, compared to $175.6 million in 2020. The change was due to higher volumes associated with higher paper sales, as well as increased paper and freight costs, and an increase in depreciation of $7.5 million over the prior year. Constant currency cost of goods sold increased by $55.4 million, or 31.5%, to $231.3 million in 2021 from $175.9 million for 2020. As a result, on a constant currency basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 2.4 pp to 38.7% in 2021 from 41.2% for the comparable period in 2020.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expenses for 2021 were $98.3 million, an increase of $25.8 million, or 35.6%, from $72.5 million in 2020. Constant currency SG&A expenses increased by $24.3 million, or 33.3%, to $97.2 million in 2021 from $72.9 million for the comparable period in 2020, largely due to increases in stock compensation expense from the 2021 LTIP PRSUs, as well as increased growth headcount and associated compensation. As a percentage of constant currency net revenue, constant currency SG&A increased to 25.7% in 2021 from 24.4% in 2020.

Transaction Costs

Transaction costs associated with the 2021 Recycold acquisition were immaterial. We incurred transaction costs of $2.2 million associated with the Warrant Exchange (herein defined) and other transactions in 2020.

Depreciation and Amortization

Depreciation and amortization expenses for 2021 were $35.0 million, an increase of $3.5 million, or 11.1%, from $31.5 million in 2020 due to an increase in capital expenditures. Constant currency depreciation and amortization expenses increased by $3.0 million, or 9.5%, to $34.7 million in 2021 from $31.7 million for 2020. As a percentage of constant currency net revenue, constant currency depreciation and amortization expenses decreased to 9.2% in 2021 from 10.6% in 2020.

Other Operating Expense, Net

Other operating expense, net, for 2021 was $3.4 million, a decrease of $1.3 million, or 27.7%, from $4.7 million in 2020. Constant currency other operating expense, net, was not impacted by constant currency adjustments in 2021 and 2020. The change in other operating expense, net was largely driven by capitalization of certain research and development costs in 2021. As a percentage of constant currency net revenue, constant currency other operating expense, net, decreased to 0.9% in 2021 from 1.6% in 2020.

Interest Expense

Interest expense for 2021 was $22.4 million, a decrease of $7.8 million, or 25.8%, from $30.2 million in 2020. The change was due to decreased debt levels, partially offset by accelerated amortization of approximately $0.3 million of deferred financing costs in the June 2021 Prepayment (herein defined) and interest expense on new finance leases. The Exit Payment (herein defined), which was accrued in 2020, was paid in the first quarter of 2021. Constant currency interest expense was $22.3 million in 2021 compared to $30.1 million in 2020. As a percentage of constant currency net revenue, constant currency interest expense decreased to 5.9% in 2021 from 10.1% in 2020.

Foreign Currency (Gain) Loss

Foreign currency gain for 2021 was $5.3 million, a change of $11.4 million, or 186.9%, from foreign currency loss of $6.1 million in 2020 due to favorable movements in Euro exchange rates. Constant currency foreign currency gain was $6.3 million in 2021 compared to $6.2 million in 2020. As a percentage of constant currency net revenue, constant currency foreign currency gain decreased to 1.7% in 2021 from 2.1% in 2020.

Income Tax Benefit

Income tax benefit for 2021 was $2.1 million, or an effective tax rate of 42.7%. Income tax benefit was $1.2 million in 2020, or an effective tax rate of 6.2%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income, benefits derived from stock-based compensation, return to provision adjustments, uncertain tax positions, and the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for 2021 decreased $20.6 million to $2.8 million from a net loss of $23.4 million in 2020. Constant currency net loss was $2.9 million in 2021 compared to constant currency net loss of $23.4 million for 2020. The change was due to the reasons discussed above.

Constant Currency EBITDA and AEBITDA

EBITDA for 2021 was $90.0 million, an increase of $22.1 million, or 32.5%, from $67.9 million in 2020. Adjusting for unusual, infrequent, or nonrecurring costs, constant currency AEBITDA for 2021 and 2020 totaled $117.8 million and $93.7 million, respectively, an increase of $24.1 million, or 25.7%.

Comparison of 2020 to 2019

Discussions of 2019 items and comparisons between 2020 and 2019 that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for 2020.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Report for 2021 and 2020:

	Year Ended December 31, 2021
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$383.9	$(6.4)	$377.5
Cost of goods sold	235.0	(3.7)	231.3
Gross profit	148.9	(2.7)	146.2
Selling, general and administrative expenses	98.3	(1.1)	97.2
Depreciation and amortization expense	35.0	(0.3)	34.7
Other operating expense, net	3.4	-	3.4
Income from operations	12.2	(1.3)	10.9
Interest expense	22.4	(0.1)	22.3
Foreign currency gain	(5.3)	(1.0)	(6.3)
Loss before income tax benefit	(4.9)	(0.2)	(5.1)
Income tax benefit	(2.1)	(0.1)	(2.2)
Net loss	$(2.8)	$(0.1)	(2.9)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			38.1
Depreciation and amortization expense - D&A			34.7
Interest expense			22.3
Income tax benefit			(2.2)
Constant currency EBITDA			90.0

Constant currency-effected adjustments(2):
Unrealized gain translation			(5.4)
Non-cash impairment losses			1.8
M&A, restructuring, severance			1.1
Amortization of restricted stock units			22.5
Other adjustments			7.8
Constant currency AEBITDA			$117.8

	Year Ended December 31, 2020
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$298.2	$0.7	$298.9
Cost of goods sold	175.6	0.3	175.9
Gross profit	122.6	0.4	123.0
Selling, general and administrative expenses	72.5	0.4	72.9
Transaction costs	2.2	-	2.2
Depreciation and amortization expense	31.5	0.2	31.7
Other operating expense, net	4.7	-	4.7
Income from operations	11.7	(0.2)	11.5
Interest expense	30.2	(0.1)	30.1
Foreign currency loss	6.1	0.1	6.2
Loss before income tax benefit	(24.6)	(0.2)	(24.8)
Income tax benefit	(1.2)	(0.2)	(1.4)
Net loss	$(23.4)	$-	(23.4)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			31.1
Depreciation and amortization expense - D&A			31.6
Interest expense			30.1
Income tax benefit			(1.5)
Constant currency EBITDA			67.9

Constant currency-effected adjustments(2):
Unrealized loss translation			5.9
Constant currency			(0.3)
Non-cash impairment losses			2.5
M&A, restructuring, severance			5.9
Amortization of restricted stock units			7.2
Warrant Exchange costs			2.2
Other adjustments			2.4
Constant currency AEBITDA			$93.7

	Non-GAAP Constant Currency
	Year Ended December 31,
	2021	2020	$ Change	% Change
Net revenue	$377.5	$298.9	$78.6	26.3
Cost of goods sold	231.3	175.9	55.4	31.5
Gross profit	146.2	123.0	23.2	18.9
Selling, general and administrative expenses	97.2	72.9	24.3	33.3
Transaction costs	-	2.2	(2.2)	(100.0)
Depreciation and amortization expense	34.7	31.7	3.0	9.5
Other operating expense, net	3.4	4.7	(1.3)	(27.7)
Income from operations	10.9	11.5	(0.6)	(5.2)
Interest expense	22.3	30.1	(7.8)	(25.9)
Foreign currency (gain) loss	(6.3)	6.2	(12.5)	(201.6)
Loss before income tax benefit	(5.1)	(24.8)	19.7	(79.4)
Income tax benefit	(2.2)	(1.4)	(0.8)	57.1
Net loss	(2.9)	(23.4)	20.5	(87.6)

Constant currency-effected add(1):
Depreciation and amortization expense - COS	38.1	31.1	7.0	22.5
Depreciation and amortization expense - D&A	34.7	31.6	3.1	9.8
Interest expense	22.3	30.1	(7.8)	(25.9)
Income tax benefit	(2.2)	(1.5)	(0.7)	46.7
Constant currency-effected EBITDA	90.0	67.9	22.1	32.5

Constant currency-effected adjustments(2):
Unrealized (gain) loss translation	(5.4)	5.9	(11.3)	(191.5)
Constant currency	-	(0.3)	0.3	(100.0)
Non-cash impairment losses	1.8	2.5	(0.7)	(28.0)
M&A, restructuring, severance	1.1	5.9	(4.8)	(81.4)
Amortization of restricted stock units	22.5	7.2	15.3	212.5
Warrant Exchange costs	-	2.2	(2.2)	(100.0)
Other adjustments	7.8	2.4	5.4	225.0
Constant currency-effected AEBITDA	$117.8	$93.7	$24.1	25.7
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
(3)
Effect of Euro constant currency adjustment to a rate of €1.00 to $1.15 on each line item is as follows:

	Year Ended December 31,
	2021	2020
Net revenue	$(6.4)	$0.7
Cost of goods sold	(3.7)	0.3
Gross profit	(2.7)	0.4
Selling, general and administrative expenses	(1.1)	0.4
Depreciation and amortization expense	(0.3)	0.2
Other operating expense, net	-	-
Loss from operations	(1.3)	(0.2)
Interest expense	(0.1)	(0.1)
Foreign currency gain	(1.0)	0.1
Loss before income tax expense (benefit)	(0.2)	(0.2)
Income tax expense (benefit)	(0.1)	(0.2)
Net loss	$(0.1)	$-

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

We had $103.9 million in cash and cash equivalents as of December 31, 2021 and $48.5 million as of December 31, 2020. We sold approximately 5.3 million shares of Class A common stock in the May 2021 Equity Offering (herein defined) for net proceeds of $103.4 million. We used $70.0 million of proceeds from the May 2021 Equity Offering to invest in a money market fund to generate short-term cash returns. Additionally, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility in the June 2021 Prepayment (herein defined).

Including finance lease liabilities and excluding deferred financing costs, we had $406.5 million in debt, $2.2 million of which was classified as short-term, as of December 31, 2021, compared to $439.8 million in debt, $1.7 million of which was classified as short-term, as of December 31, 2020. At December 31, 2021, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through February 28, 2022.

Debt Profile

The material terms of the Facilities are summarized in Note 11, “Long-Term Debt” to the consolidated financial statements included elsewhere in this Report.

The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) (with the ability to reduce the First Lien Dollar Term Facility and correspondingly increase the First Lien Euro Term Facility in an amount of up to €60.0 million) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”) (including the right to bring in additional lenders to provide commitments with respect to the Revolving Facility in an amount of up to $30.0 million and additional borrowing capacity available for letters of credit in an amount of up to $5.0 million), a $100.0 million first lien contingency term facility and a $100.0 million second lien contingency term facility. Our credit facilities are secured by substantially all of our assets.

Each of the First Lien Term Facility, and the first lien contingency term facility accrue interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00). The second lien contingency term facility accrues interest at a rate of LIBOR plus 7.50%. No amounts have been drawn on under the second lien contingency. The first lien term facility and first lien contingency term facility mature on the seventh anniversary of the date of the closing of the Ranpak Business Combination, June 3, 2026. The Revolving Facility matures on the fifth anniversary of the date of the Closing June 3, 2024. The second lien contingency term facility matures on the eighth anniversary of the date of the Closing, June 3, 2027, but was not available for us to borrow against at December 31, 2021.

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

The obligations of Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), Ranger Packaging LLC, a Delaware limited liability company (the “U.S. Borrower”), and Ranpak B.V., a private limited liability company under the laws of the Netherlands (the “Dutch Borrower” and together with the U.S. Borrower, the “Borrowers”) under the Facilities and certain of its obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by Holdings and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Holdings (together with Holdings, the “U.S. Guarantors”) and (ii) the Dutch Borrower under the Facilities are unconditionally guaranteed by the U.S. Borrower, the U.S. Guarantors and each existing and subsequently acquired or organized direct or indirect wholly-owned Dutch organized restricted subsidiary of Holdings (the “Dutch Guarantors”, and together with the U.S. Guarantors, the “Guarantors”), in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that obligations of the U.S. Borrower and U.S. Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.

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

Amendment to First Lien Credit Facilities

On February 14, 2020, the U.S. Borrower, the Dutch Borrower, Holdings, certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 (herein defined) and Goldman Sachs Lending Partners LLC (the “Administrative Agent”) entered into the Amendment No. 1 to First Lien Credit Agreement (“Amendment No. 1”).

Among other things, the Amendment No. 1 amends the Facilities such that (x) the requirement of the Borrowers to apply a percentage of excess cash flow to mandatorily prepay term loans under the Facilities commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (y) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10.0 million and 10% of Consolidated AEBITDA (as defined in the Facilities) (increased from the greater of $7.0 million and 7% of Consolidated AEBITDA) as of the last day of the most recently ended quarter for which financial statements have been delivered.

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

Permitted Exit Payment

As a result of making the Exit Payment to our lenders, we became eligible to enter into the Permitted Exit Payment Amendment (as defined in the Credit Agreement). On July 28, 2021, we entered into the Permitted Exit Payment to the Credit Agreement, which, among other things, would introduce additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. On July 28, 2021, the Permitted Exit Payment Amendment to the Credit Agreement became effective.

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$54.3	$63.8
Net cash used in investing activities	(69.8)	(34.5)
Net cash provided by (used in) financing activities	72.0	(1.6)
Effect of Exchange Rate Changes on Cash	(1.1)	1.1
Net Increase in Cash and Cash Equivalents	55.4	28.8
Cash and Cash Equivalents, beginning of period	48.5	19.7
Cash and Cash Equivalents, end of period	$103.9	$48.5

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $54.3 million in 2021. Cash provided by operating activities was $63.8 million in 2020. The changes in operating cash flows are largely due to cash earnings and increases in working capital.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $69.8 million in 2021. Cash used in investing activities was $34.5 million in 2020. The changes are primarily due to cash used for capital expenditures for converter equipment, the Recycold acquisition and investments in Pickle and Creapaper.

Cash Flows Provided (Used in) by Financing Activities

Net cash provided by financing activities was $72.0 million in 2021 and reflects the May 2021 Equity Offering net proceeds of $103.4 million, offset by the June 2021 Prepayment of $20.9 million, and the $8.2 million Exit Payment. Net cash used in financing activities was $1.6 million in 2020 and reflects debt repayments.

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

The table below presents our significant enforceable and legally binding obligations and future commitments as of December 31, 2021.

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
First Lien Term Facility(1)	$405.0	$1.6	$3.2	$400.2	$-
Operating leases(2)	17.4	2.9	5.1	3.5	5.9
Finance leases(2)	35.1	2.4	4.2	3.5	25.0
Capital commitments(3)	2.4	2.4	-	-	-
Other non-current liabilities reflected on the registrant's balance sheet under GAAP(4)	0.7	0.1	0.4	-	0.2
Total	$460.6	$9.4	$12.9	$407.2	$31.1

(1) Consists of cash obligations under the First Lien Term Facility, which are described in more detail in Note 11, "Long-Term Debt" in the notes to our Consolidated Financial Statements. Interest payments on the First Lien Term Facility are calculated quarterly using variable interest rates based on market indices and, as a result, are not readily determinable for this analysis.

(2) Includes estimated lease obligations for our new facilities in Shelton, Connecticut and Kerkrade, The Netherlands. Lease inception occurred in 2021, however, lease commencement is not anticipated until sometime between the fourth quarter of 2022 and first quarter of 2023.

(3) Associated with the renovation of our global headquarters in Concord Township, Ohio and our new facilities in Shelton, Connecticut and Kerkrade, The Netherlands.
(4) Asset retirement obligation. See Note 18, "Asset Retirement Obligation" in the notes to our Consolidated Financial Statements for further detail.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Critical Accounting Policies and Estimates

Our accounting principles and the methods of applying these principles are in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements. The following accounting policies include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain. For information on our significant accounting policies, including the policies discussed below, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the audited consolidated financial statements included elsewhere in this Report.

Revenue Recognition. Revenue from contracts with customers is recognized using a five-step model consisting of the following: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and we no longer have an obligation to transfer additional goods or services to the customer or collectability becomes probable.

We sell our products to end-users primarily through an established distributor network and direct sales to select end-users. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net revenue on the Consolidated Statements of Operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net revenue recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 7.4% and 10.9% of revenue in 2021 and 2020, respectively. Refer to Note 8, “Revenue Recognition, Contracts with Customers,” of the Notes to consolidated financial statements for further discussion of revenue.

We recognize incremental costs to fulfill a contract as an asset if such incremental costs are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.

We recognize incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, we generally expense sales commissions when incurred because the contract term is less than one year. These costs are recorded within sales and marketing expenses.

Goodwill and Identifiable Intangible Assets, net. Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets, largely arising from the assembled workforce, new customers and the replacement of customer and technology attrition. Goodwill is not subject to amortization but is tested for impairment annually as of October 1st, through a qualitative or quantitative assessment and when events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identifiable intangible assets consist primarily of patents, customer/distributor relationships, and trademarks. We amortize definite-lived identifiable assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 10 to 15 years, on a straight-line basis and periodically review them for impairment. Trademarks are accounted for as indefinite-lived intangible assets and, accordingly, are not subject to amortization.

We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. We assess, use estimates, and make judgments regarding a variety of factors that may impact the fair value of the goodwill reporting unit or the intangible asset being tested. Such estimates and judgments include business plans, anticipated future cash flows, economic projections, and other market data. These estimates and judgments include, but are not limited to, projected revenues, operating margin, and discount rate. Because there are inherent uncertainties in these estimates and judgments, significant differences between these estimates and actual data may result in future impairment charges and could materially adversely affect our financial condition or results of operations.

We tested our goodwill reporting units and indefinite-lived intangible assets for impairment as of our annual testing date using a quantitative approach. We concluded the fair value of our goodwill reporting units and indefinite-lived intangible assets exceed their carrying values and were not impaired. See Note 9, “Goodwill, Long-Lived and Identifiable Intangible Assets, net” of the Notes to consolidated financial statements for further details.

Impairment of Long-Lived Assets. We review our long-lived assets, including definite-lived intangible assets and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset groups’ fair value, as determined based on discounted future cash flows, asset appraisals or market values of similar assets.

The determination of asset groups’ undiscounted cash flows requires the use of estimates and judgments. Subsequent changes in undiscounted cash flows and their estimates and judgments could impact the determination of whether impairment exists in the future and whether the effects could materially adversely affect our financial condition or results of operations.

We tested our asset groups for impairment as of our annual testing date using a quantitative approach. We concluded that the carrying amounts of our asset groups were recoverable and not impaired. See Note 5, “Property, Plant and Equipment, net” of the Notes to consolidated financial statements for further details.

Derivative Financial Instruments. We use derivatives as part of the normal business operations to manage our exposure to fluctuations in interest rates associated with variable interest rate debt and adverse fluctuations in foreign currency exchange rates and to decrease the volatility of cash flows affected by these fluctuations. We have established policies and procedures that govern the risk management of these exposures.

We use interest rate swap contracts to manage interest rate exposures. Derivatives are recorded in the Consolidated Balance Sheets at fair value in accrued expenses and other non-current liabilities. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The changes in the fair values of derivatives not designated as hedges are recognized directly in earnings, as a component of interest expense. Prior to September 25, 2019, we did not apply hedge accounting to our outstanding interest rate swap, and changes in fair value were recorded directly to interest expense.

We hedge some of our exposure to foreign currency translation with a cross-currency swap, designated as a net investment hedge. A cross-currency swap involves the receipt of fixed-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amounts. The change in fair value of the cross-currency swap is recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss).

Components of the cross-currency swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of the cross-currency swap to its maturity.

See Note 12, “Derivative Instruments,” of the Notes to consolidated financial statements for further details.

Income Taxes. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC Topic 740, Income Taxes (“ASC 740”) on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Emerging Growth Company. Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts an Emerging Growth Company (“EGC”) from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Previously, we elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, were allowed to adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an EGC or that is an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

As of June 30, 2021, our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates exceeded $700 million. As we meet all other applicable criteria in the Securities Exchange Act of 1934, as amended, we lost EGC status and became a large accelerated filer as of December 31, 2021. Accordingly, all accounting standards have been adopted to comply with the public company timeline at this point.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the audited consolidated financial statements included elsewhere in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $10.7 million impact on our cash interest expense for 2021. We use fixed interest rate swap agreements to manage this exposure.

In March 2020, we entered into the Second Amended January 2019 Swap (herein defined), which amended the Amended January 2019 Swap to a lower rate of 2.1% and extend its maturity to June 1, 2024. In July 2020, we entered into the Borrower Assumption Agreement, which details the Reorganization and the assumption of obligations, liabilities and rights under the Facilities. In July 2021, we entered into the Permitted Exit Payment to the Credit Agreement, which, among other things, would introduce additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. Refer to Note 11, “Long-Term Debt” and Note 12, “Derivative Instruments” to the

consolidated financial statements included elsewhere in this Report for additional information on our indebtedness and interest rate swap agreements.

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

These reforms may also result in new methods of calculating LIBOR to be established, or alternative reference rates to be established. For example, in the U.S., a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, called the Alternative Reference Rate Committee (“ARRC”) and comprised of a diverse set of private sector entities, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for the U.S. LIBOR and the Federal Reserve Bank of New York has begun publishing SOFR daily, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. Our existing indebtedness and interest rate swaps are based on one-month and three-month USD LIBOR tenors, which will transition in June 2023, therefore, these reforms are not applicable at this time. However, the potential consequences of these changes cannot be fully predicted and could have an adverse impact on our interest payment obligations under the Facilities and related interest rate swaps.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our functional currency. See “Effect of Currency Fluctuations” in Item 7 previously for more information about Ranpak’s foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with a cross currency swap. Refer to Note 12, “Derivative Instruments” to the consolidated financial statements included elsewhere in this Report for additional information.

For 2021, net revenue denominated in currencies other than USD amounted to $237.0 million or 61.7% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to USD would have caused our reported net revenue for 2021 to increase or decrease by approximately $23.7 million.

Commodity Price Risk

While our business is significantly impacted by price fluctuations related to the purchase, production and sale of paper products, we are typically not directly exposed to market price fluctuations in paper purchase or sale prices as we historically have negotiated prices with suppliers on an annual basis and negotiate prices with distributors reflecting competitive market terms. Our strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand. However, due to global inflationary pressures that have increased in 2021, we may be subject to more commodity price volatility than we have historically experienced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Report.

Ranpak Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ranpak Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ranpak Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020 (Successor), the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows, for the years ended December 31, 2021 and 2020 (Successor), the period from June 3, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to June 2, 2019 (Predecessor), and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020 (Successor), and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 (Successor), the period from June 3, 2019 to December 31, 2019 (Successor) and the period from January 1, 2019 to June 2, 2019 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Goodwill Impairment Analysis – Refer to Notes 2 and 9 to the consolidated financial statements

Critical Audit Matter Description

Goodwill is tested for impairment annually as of October 1, through a qualitative or quantitative assessment and when events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit (North America and Europe) to its carrying value. The tests were performed using a combination of the Discounted Cash Flow Method and the Guideline Public Company Method. The determination of the fair value using the discounted cash flow model requires management to make significant assumptions related to forecasts of future revenues, operating margins and discount rates. The goodwill balance was $452.5 million as of December 31, 2021, of which $338.8 million was allocated to the North America reporting unit while the remaining $113.7 million is allocated to the Europe reporting unit.

Given the significant judgments made by management to estimate the fair value of its reporting units, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenue and operating margin required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair values of the North America and Europe reporting units included the following, among others:

•
We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecast to historical revenues and operating margins and analyst and industry reports for the Company and certain of its peer companies.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

February 28, 2022

We have served as the Company’s auditor since 2015.

Ranpak Holdings Corp.

Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019	January 1, 2019
	2021	2020	– December 31, 2019	– June 2, 2019
Paper revenue	$321.4	$250.7	$136.5	$88.8
Machine lease revenue	47.7	39.6	22.5	14.4
Other revenue	14.8	7.9	4.1	3.2
Net revenue	383.9	298.2	163.1	106.4
Cost of goods sold	235.0	175.6	97.4	61.2
Gross profit	148.9	122.6	65.7	45.2
Selling, general and administrative expenses	98.3	72.5	37.7	23.8
Transaction costs	-	2.2	0.3	7.4
Depreciation and amortization expense	35.0	31.5	17.2	17.7
Other operating expense, net	3.4	4.7	2.4	2.2
Income (loss) from operations	12.2	11.7	8.1	(5.9)
Interest expense	22.4	30.2	27.3	20.2
Foreign currency (gain) loss	(5.3)	6.1	0.7	(2.2)
Loss before income tax benefit	(4.9)	(24.6)	(19.9)	(23.9)
Income tax benefit	(2.1)	(1.2)	(2.7)	(4.9)
Net loss	$(2.8)	$(23.4)	$(17.2)	$(19.0)

Loss per share	―	―	―	$(19,195.40)
Weighted average number of shares outstanding	―	―	―	995

Two-class method
Loss per share
Basic	$(0.04)	$(0.32)	$(0.31)	―
Diluted	$(0.04)	$(0.32)	$(0.31)	―
Class A – loss per share
Basic	$(0.04)	$(0.32)	$(0.31)	―
Diluted	$(0.04)	$(0.32)	$(0.31)	―
Class C – loss per share
Basic	$(0.03)	$(0.32)	$(0.31)	―
Diluted	$(0.03)	$(0.32)	$(0.31)	―

Weighted average number of shares outstanding – Class A and C
Basic	78,542,734	72,434,802	55,392,201	―
Diluted	78,542,734	72,434,802	55,392,201	―

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(15.4)	$16.2	$1.7	$(4.0)
Interest rate swap adjustments	7.3	(11.3)	1.4	-
Cross-currency swap adjustments	2.3	-	-	-
Total other comprehensive income (loss), before tax	(5.8)	4.9	3.1	(4.0)
Provision (benefit) for income taxes related to other comprehensive income (loss)	2.3	(2.4)	(0.3)	-
Total other comprehensive income (loss), net of tax	(8.1)	7.3	3.4	(4.0)
Comprehensive loss, net of tax	$(10.9)	$(16.1)	$(13.8)	$(23.0)

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Balance Sheets

(in millions, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$103.9	$48.5
Accounts receivable, net	43.7	39.1
Inventories, net	32.9	16.1
Income tax receivable	2.7	0.1
Prepaid expenses and other current assets	8.3	3.4
Total current assets	191.5	107.2

Property, plant and equipment, net	126.3	124.4
Operating lease right-of-use assets, net	6.6	-
Goodwill	453.0	458.4
Intangible assets, net	406.5	440.6
Deferred tax assets	0.1	-
Other assets	29.4	2.9
Total assets	$1,213.4	$1,133.5

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$33.5	$24.9
Accrued liabilities and other	31.5	30.7
Current portion of long-term debt	1.0	0.5
Operating lease liabilities, current	2.4	-
Deferred machine fee revenue	3.1	1.4
Total current liabilities	71.5	57.5

Long-term debt	400.4	432.7
Deferred tax liabilities	97.7	109.6
Derivative instruments	2.4	9.6
Operating lease liabilities, non-current	4.3	-
Other liabilities	0.9	1.2
Total liabilities	577.2	610.6

Commitments and contingencies – Note 19
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at December 31, 2021 and 2020
Shares issued and outstanding: 78,482,024 and 69,005,059
at December 31, 2021 and 2020, respectively	-	-
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at December 31, 2021 and 2020
Shares issued and outstanding: 2,921,099 and 6,511,293
at December 31, 2021 and 2020, respectively	-	-
Additional paid-in capital	688.9	564.7
Accumulated deficit	(55.3)	(52.5)
Accumulated other comprehensive income	2.6	10.7
Total shareholders' equity	636.2	522.9
Total liabilities and shareholders' equity	$1,213.4	$1,133.5

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Ordinary Shares				Common Stock
	Class A		Class B		Class A		Class C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Successor
Balance at June 3, 2019	2,770,967	$-	11,250,000	$-	-	$-	-	$-	$16.9	$(11.9)	$-	$5.0
Forward purchase shares	15,000,000	-	-	-	-	-	-	-	-	-	-	-
Additional shares purchased	16,149,317	-	-	-	-	-	-	-	-	-	-	-
Conversion of forward purchase and additional shares	(31,149,317)	-	-	-	25,454,282	-	5,695,035	-	267.0	-	-	267.0
Shares canceled	-	-	(3,854,664)	-	-	-	-	-	(33.0)	-	-	(33.0)
Convert Class B	-	-	(7,395,336)	-	6,663,953	-	731,383	-	63.4	-	-	63.4
Convert public shares	-	-	-	-	14,581,346	-	-	-	125.0	-	-	125.0
Convert private placement warrants	-	-	-	-	658,051	-	84,875	-	6.4	-	-	6.4
Public shares redeemed	(2,770,967)	-	-	-	-	-	-	-	-	-	-	-
Issue Director shares	-	-	-	-	13,032	-	-	-	0.1	-	-	0.1
Amortization of restricted stock units	-	-	-	-	-	-	-	-	1.7	-	-	1.7
Stock offering	-	-	-	-	16,923,077	-	-	-	110.0	-	-	110.0
Net loss	-	-	-	-	-	-	-	-	-	(17.2)	-	(17.2)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	3.4	3.4
Balance at December 31, 2019	-	-	-	-	64,293,741	-	6,511,293	-	557.5	(29.1)	3.4	531.8
Warrant exchange	-	-	-	-	4,422,564	-	-	-	-	-	-	-
Stock-based awards vested and distributed	-	-	-	-	202,723	-	-	-	-	-	-	-
Issue Director shares	-	-	-	-	86,031	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	-	-	-	-	7.2	-	-	7.2
Net loss	-	-	-	-	-	-	-	-	-	(23.4)	-	(23.4)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	7.3	7.3
Balance at December 31, 2020	-	-	-	-	69,005,059	-	6,511,293	-	564.7	(52.5)	10.7	522.9
May 2021 Equity Offering					5,250,000	-	-	-	103.4	-	-	103.4
Stock-based awards vested and distributed					541,433	-	-	-	(1.7)	-	-	(1.7)
Shareholder conversion of Class C to Class A					3,590,194	-	(3,590,194)	-	-	-	-	-
Issue Director shares					95,338	-	-	-	-	-	-	-
Amortization of restricted stock units					-	-	-	-	22.5	-	-	22.5
Net loss					-	-	-	-	-	(2.8)	-	(2.8)
Other comprehensive income					-	-	-	-	-	-	(8.1)	(8.1)
Balance at December 31, 2021	-	$-	-	$-	78,482,024	$-	2,921,099	$-	$688.9	$(55.3)	$2.6	$636.2

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

Ranpak Holdings Corp.

Consolidated Statements of Cash Flows

(in millions)

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019	January 1, 2019
	2021	2020	– December 31, 2019	– June 2, 2019
Cash Flows from Operating Activities
Net loss	$(2.8)	$(23.4)	$(17.2)	$(19.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73.6	62.7	31.7	26.6
Amortization of deferred financing costs	1.9	1.6	3.2	7.5
Loss on disposal of fixed assets	1.8	2.7	1.5	1.0
Deferred income taxes	(12.8)	(5.4)	(8.0)	(7.2)
(Gain) loss on derivative contract	-	-	6.8	-
Amortization of initial value of hedging instrument	(0.8)	(1.7)	-	-
Currency (gain) loss on foreign denominated debt and notes payable	(5.5)	6.0	0.7	(2.4)
Amortization of restricted stock units	22.5	7.2	1.7	-
Contingent liability related to earn-out provision	-	-	(1.2)	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(6.9)	0.9	(7.7)	1.8
(Increase) decrease in inventory	(17.2)	(4.6)	4.5	(1.3)
(Increase) decrease in prepaid expenses and other assets	(0.5)	(0.9)	0.1	2.7
Increase (decrease) in accounts payable	5.7	10.3	(13.5)	(2.8)
Increase (decrease) in accrued liabilities	6.9	11.1	6.7	7.1
Change in other assets and liabilities	(11.6)	(2.7)	0.3	2.7
Net cash provided by operating activities	54.3	63.8	9.6	16.7

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(42.3)	(25.8)	(16.5)	(9.9)
Other capital expenditures	(12.2)	(6.5)	(2.7)	(0.6)
Total capital expenditures	(54.5)	(32.3)	(19.2)	(10.5)
Cash paid for acquisitions and investments in small private businesses	(14.1)	-	(945.6)	-
Assets acquired	-	(1.3)	-	-
Cash withdrawn from trust account	-	-	308.1	-
Patent and trademark expenditures	(1.2)	(0.9)	(0.4)	(0.3)
Net cash used in investing activities	(69.8)	(34.5)	(657.1)	(10.8)

Cash Flows from Financing Activities
Proceeds from equity offerings, gross	104.0	-	427.0	-
Proceeds from issuance of term loans and credit facility	-	-	534.6	-
Prepayments on term loan	(20.9)	-	(107.7)	-
Shares subject to Redemption	-	-	(158.3)	-
Transaction costs of equity offerings	(0.6)	-	(2.3)	-
Financing costs of debt facilities	-	-	(12.6)	-
Principal payments on term loans	(1.6)	(1.6)	-	(14.4)
Payments of promissory note	-	-	(4.0)	-
Payment of deferred registration costs	-	-	(11.3)	-
Payments on finance lease liabilities	(0.7)	-	-	-
Exit Payment	(8.2)	-	-	-
Net cash provided by (used in) financing activities	72.0	(1.6)	665.4	(14.4)

Effect of Exchange Rate Changes on Cash	(1.1)	1.1	0.1	1.2
Net Increase in Cash and Cash Equivalents	55.4	28.8	18.0	(7.3)
Cash and Cash Equivalents, beginning of period	48.5	19.7	1.7	17.5
Cash and Cash Equivalents, end of period	$103.9	$48.5	$19.7	$10.2

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 1 — Nature of Operations

We are a leading provider of environmentally sustainable, systems-based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. Through our proprietary PPS systems and paper consumables, we offer a full suite of protective packaging solutions. Our business is global, with a strong presence in the United States and Europe.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and with instructions to Form 10-K and Rule 10-01 of the SEC Regulation S-X as they apply to annual financial information.

Predecessor and Successor Reporting — As a result of the application of the acquisition method of accounting under the scope of the ASC 805 as of the closing of the Ranpak Business Combination, the financial statements for the 1H 2019 Predecessor Period and for the Successor periods are presented on a different basis of accounting and are, therefore not comparable.

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

Revenue Recognition — Revenue from contracts with customers is recognized under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using a five-step model consisting of the following: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and we no longer have an obligation to transfer additional goods or services to the customer or collectability becomes probable.

We sell our products to end-users primarily through an established distributor network and direct sales to select end-users. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net revenue on the Consolidated Statements of Operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net revenue recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 7.4% and 10.9% of revenue in 2021 and 2020, respectively. Refer to Note 8, “Revenue Recognition, Contracts with Customers,” for further discussion of revenue.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

We recognize incremental costs to fulfill a contract as an asset if such incremental costs are expected to be recovered, relate directly to a contract or anticipated contract, and generate or enhance resources that will be used to satisfy performance obligations in the future.

We recognize incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, we generally expense sales commissions when incurred because the contract term is less than one year. These costs are recorded within SG&A expenses.

Shipping and Handling Costs — Costs incurred for the transfer and delivery of goods to customers are billed to customers and recorded as a component of cost of goods sold. Shipping and handling costs totaled $8.3 million, $4.8 million, and $2.1 million, and $1.3 million in 2021, 2020, the Successor Period, and the 1H 2019 Predecessor Period, respectively.

Advertising Costs — Advertising cost includes cost associated with trade shows. We expense advertising costs as incurred within SG&A expense. Advertising cost totaled $0.9 million, $0.7 million, $0.2 million, and $0.3 million in 2021, 2020, the Successor Period, and the 1H 2019 Predecessor Period, respectively.

R&D Costs — We expense R&D costs as incurred within other operating expense, net. R&D costs totaled $1.7 million, $2.3 million, $0.9 million, and $1.2 million in 2021, 2020, the Successor Period, and the 1H 2019 Predecessor Period, respectively.

Cash and Cash Equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. In June 2021, we invested $70.0 million in a money market fund. A money market fund is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other operating expense, net and were immaterial in 2021. The balance was approximately $70.0 million at December 31, 2021. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets. Refer to Note 14, “Fair Value Measurement” for further detail.

In May 2021, we completed a public offering of 4.5 million shares of Class A common stock. Additionally, the underwriters completed the exercise of an allotment option to sell an additional 0.8 million shares (the public offering and the allotment option collectively referred to as the “May 2021 Equity Offering”). Cash proceeds received in the May 2021 Equity Offering, net of underwriting fees, commissions, and transaction expenses, were $103.4 million. We used the proceeds to prepay debt and invest in a money market fund. The balance will be used for general corporate purposes. Refer to Note 11, “Long-Term Debt” for further detail.

Accounts Receivable — We provide credit in the normal course of business to our customers and do not require collateral. Trade receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. We maintain an allowance against accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The valuation reserve is based upon geographic historical loss experience, current economic conditions within the industries we serve as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or, if later, as proscribed by statutory regulations.

Inventories — Inventories consist of unprocessed and finished paper and are stated at the lower of cost or net realizable value. Cost for all inventories is determined using a weighted average cost method applied on a consistent basis. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. Refer to Note 4 “Inventories, net” for further detail.

Property, Plant, and Equipment — Property, plant, and equipment, including amounts under finance lease, are stated at cost less accumulated depreciation. Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. Depreciation and amortization are computed using the straight-line method over the estimated useful lives as follows:

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

Goodwill is not subject to amortization but is tested for impairment annually as of October 1st, through a qualitative or quantitative assessment and when events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identifiable intangible assets consist primarily of patents, customer/distributor relationships, trademarks, and other intellectual property. We amortize definite lived identifiable assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 10 to 15 years, on a straight-line basis and periodically review them for impairment. Trademarks are accounted for as indefinite-lived intangible assets and, accordingly, are not subject to amortization.

We use the acquisition method of accounting for all business combinations and do not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 9, “Goodwill, Long-Lived and Intangible Assets, net” and Note 5, “Property, Plant, and Equipment, net” for further details.

Impairment of Long-Lived Assets — We review our long-lived assets, including definite-lived intangible assets and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisals or market values of similar assets. See Note 9, “Goodwill, Long-Lived and Intangible Assets, net” and Note 5, “Property, Plant, and Equipment, net” for further details.

Derivative Financial Instruments — We use derivatives as part of the normal business operations to manage our exposure to fluctuations in interest rates associated with variable interest rate debt and adverse fluctuations in foreign currency exchange rates and to decrease the volatility of cash flows affected by these fluctuations. We have established policies and procedures that govern the risk management of these exposures.

We use interest rate swap contracts to manage interest rate exposures. Derivatives are recorded in the Consolidated Balance Sheets at fair value in accrued liabilities and other and derivative instruments. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The changes in the fair values of derivatives not designated as hedges are recognized directly in earnings, as a component of interest expense. Prior to September 25, 2019, we did not apply hedge accounting to our outstanding interest rate swap, and changes in fair value were recorded directly to interest expense.

We hedge some of our exposure to foreign currency translation with a cross-currency swap, designated as a net investment hedge. A cross-currency swap involves the receipt of fixed-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amounts. The change in fair value of the cross-currency swap is recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss). Components of the cross-currency swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of the cross-currency swap to its maturity.

See Note 12, “Derivative Instruments,” for further details.

Foreign Currency — The nature of business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The functional currency of our operating subsidiaries outside the U.S. is the applicable local currency. For those operations, assets and liabilities are translated into USD at period-end exchange rates and revenues and expenses are translated into USD using average monthly exchange rates.

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

Stock-Based Compensation — The Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (the “2019 Plan”) rewards employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. The 2019 Plan is an omnibus plan that may provide these incentives through grants of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU” or “RSUs”), performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company. At the annual meeting in May 2021, shareholders approved an amendment to the 2019 Plan (the “Amended Plan”) that authorized an additional 9.0 million shares for issuance for future awards.

We record stock-based compensation awards exchanged for employee services at fair value on the date of grant and record the expense for these awards in cost of sales and in SG&A expenses, as applicable, on our Consolidated Statements of Operations over the requisite employee service period. Stock-based compensation expense includes actual forfeitures incurred. For performance-based awards, we reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when achievement of the performance condition is probable.

See Note 20, “Stock-Based Compensation” for further information on the 2019 Plan, the Amended Plan, and stock-based compensation expense.

Employee Benefit Plans — Our U.S. employees participate in a defined contribution plan and health and life insurance plans sponsored by the Company. A subsidiary, Ranpak B.V., participates in a multiemployer benefit plan – Corporate Pension Fund for Cardboard and Flexible Packaging Business (the “B.V. Plan”) – in the Netherlands, which provides retirement benefits to all Ranpak B.V. employees. As a participant in the multi-employer benefit plan, we recognize expense in each period for the required contributions to the multi-employer benefit plans. See Note 15, “Employee Benefit Plans” for further information about our benefit plans.

Income Taxes — We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we will be able to realize our deferred tax assets in the future in excess of their net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which will reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

See Note 16, “Income Taxes” for further detail.

Leases — We lease automobiles, machinery, equipment, and warehouse and office buildings. We account for these leases in accordance with ASC Topic 842, Leases (“ASC 842”) by recording right-of-use assets and lease liabilities. The right-of-use asset represents our right to use underlying assets for the lease term and the lease liability represents our obligation to make lease payments under the leases. We determine if an arrangement is or contains a lease at contract inception and exercise judgment and apply certain assumptions when determining the discount rate, lease term, and lease payments. ASC 842 requires a lessee to record a lease liability

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, we do not have knowledge of the rate implicit in the lease and, therefore, we use the incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that we are reasonably certain to exercise.

For lease agreements that include lease and non-lease components, we combine lease and non-lease components for all classes of assets. Additionally, we elected to not record on the balance sheet leases with a term of twelve months or less.

Refer to Note 17, "Leases" for further detail.

Additionally, our revenue associated with our PPS business contains (i) a non-lease component (the paper consumables) accounted for as revenue under ASC 606 and (ii) a lease component (our PPS systems) accounted for as machine lease revenue under ASC 842. Machine lease revenue is recognized on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year.

Comprehensive Income (Loss) — Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) amounts attributable to foreign currency translation adjustments and the effect of our interest rate swap agreements and cross-currency swap agreement, net of tax, as applicable.

Net Earnings (Loss) per Share — Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Non-vested share-based payment awards that contain non-forfeitable rights to dividends are treated as participating securities and therefore included in computing earnings per common share using the “two-class method.” The two-class method is an earnings allocation formula that calculates basic and diluted net earnings per common share for each class of common stock separately based on dividends declared and participation rights in undistributed earnings. Non-vested RSUs and PRSUs issued under the 2019 Plan and the Amended Plan are considered participating securities since these securities have non-forfeitable rights to dividends when we declare a dividend during the contractual vesting period of the share-based payment award and are therefore included in our earnings allocation formula using the two-class method. When calculating diluted net earnings per common share, the more dilutive effect of applying either of the following is presented: (a) the two-class method (described above) assuming that the participating security is not exercised or converted, or, (b) the treasury stock method for the participating security. Currently, we do not pay dividends or have any undistributed earnings, therefore, the calculation of diluted earnings per share is the same for either method.

See Note 22, “Earnings (Loss) per Share” for further details.

Emerging Growth Company — Section 102(b)(1) of the JOBS Act exempts an EGC from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Previously, we elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, were allowed to adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an EGC or that is an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

As of June 30, 2021, our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates exceeded $700 million. As we meet all other applicable criteria in the Securities Exchange Act of 1934, as amended, we lost EGC status and became a large accelerated filer as of December 31, 2021.

Investments in Small Private Businesses — In the third quarter of 2021, we paid consideration of $9.2 million in exchange for minority ownership interests in Pickle and Creapaper. We do not have power to direct the activities of these businesses and do not have significant economic exposure related to these investments. These investments do not require consolidation and are individually and collectively immaterial to our consolidated financial statements.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Supplemental Cash Flow Information and Non-Cash Investing Activities — Supplemental cash flow information is as follows:

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019 –	January 1, 2019
	2021	2020	December 31, 2019	– June 2, 2019
Supplemental cash flow information
Interest paid	$21.7	$22.5	$15.8	$12.5
Taxes paid	8.4	3.7	4.3	4.0
Non-cash increase in asset retirement obligation	$-	$0.7	$-	$-
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$11.4	$-	$-	$-
Equipment purchased under capital leases (ASC 840)	-	0.3	-	-
Capital expenditures in accounts payable	$-	$2.4	$1.6	$2.1

Recently Adopted Accounting Standards — On January 1, 2021, we adopted ASC 842, which requires an entity to recognize a right-of-use asset and lease liability for all leases with terms of more than twelve months and recognize expense over the lease term.

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

Adopting ASC 842 did not result in a material impact to our financial statements and disclosures. Refer to Note 17, “Leases” for further detail.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the FASB’s guidance on the impairment of financial instruments. ASU 2016-13 adds to GAAP an impairment model (known as the “current expected credit loss model”) that is based on expected losses rather than incurred losses. ASU 2016-13 was originally effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. In October 2019, the FASB delayed the implementation of ASU 2016-13 for private companies until fiscal years beginning January 1, 2023. Given our status as an EGC at the time, we had planned to adopt ASU 2016-13 in accordance with private company guidance. However, as we lost EGC status, we adopted ASU 2016-13 as of December 31, 2021. Adopting ASU 2016-13 did not result in a material impact to our financial statements and disclosures.

Note 3 — Accounts Receivable, net — The components of accounts receivable, net were as follows:

	December 31, 2021	December 31, 2020
Accounts receivable	$44.7	$39.6
Allowance for doubtful accounts	(1.0)	(0.5)
Accounts receivable, net	$43.7	$39.1

At December 31, 2021, no customer’s accounts receivable balances exceeded 10.0% of our accounts receivable balance. At December 31, 2020, one customer accounted for approximately 12.9% of our accounts receivable balance.

Note 4 — Inventories, net — The components of inventories, net were as follows:

	December 31, 2021	December 31, 2020
Raw materials	$19.5	$9.8
Work-in-process	1.2	0.5
Finished goods	12.5	6.8
Total inventories	33.2	17.1
Reserve for obsolescence	(0.3)	(1.0)
Inventories, net	$32.9	$16.1

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 5 — Property, Plant and Equipment, net — The components of property, plant and equipment, net were as follows:

	December 31, 2021	December 31, 2020
Land	$4.1	$4.2
Buildings and improvements	9.2	8.7
Machinery and equipment	22.3	15.3
Computer and office equipment	12.7	10.7
Converting machines	164.1	134.7
Total property, plant, and equipment	212.4	173.6
Accumulated depreciation	(86.1)	(49.2)
Property, plant, and equipment, net	$126.3	$124.4

Under ASC 840, our capital leases were included in machinery and equipment and depreciation of capital leases was recorded in depreciation and amortization expense. The cost and related accumulated depreciation of our capital leases under ASC 840 were as follows:

December 31, 2020
Cost	$0.9
Accumulated depreciation	(0.6)
Net book value	$0.3

We did not capitalize any interest in the period presented. Refer to Note 17, “Leases” for further detail on finance leases and their relation to property, plant, and equipment under ASC 842.

We are required to evaluate the recoverability of the carrying amount of our long-lived asset groups whenever events or changes in circumstances indicate the carrying amount of our asset groups may not be recoverable. We performed an evaluation of our asset groups in the fourth quarter of 2021. The undiscounted cash flows to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups and it was determined that the carrying amounts of our asset groups were recoverable.

Depreciation expense recorded in cost of goods sold and depreciation and amortization expense in the Consolidated Statements of Operations was as follows:

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019 –	January 1, 2019
Depreciation expense included in	2021	2020	December 31, 2019	– June 2, 2019
Cost of goods sold	$38.6	$31.1	$14.6	$8.9
Depreciation and amortization expense	5.5	2.9	0.8	0.7
Total depreciation expense	$44.1	$34.0	$15.4	$9.6

Note 6 – Accrued Liabilities and Other — The components of accrued liabilities and other were as follows:

	December 31, 2021	December 31, 2020
Employee compensation	$1.5	$2.6
Taxes	6.9	3.5
Professional fees	4.6	1.2
Bonus	10.1	6.0
Interest	1.7	1.9
Exit Payment	-	8.2
Interest rate swap liability, current portion	3.8	4.6
Other	2.9	2.7
Accrued liabilities and other	$31.5	$30.7

Under our credit agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders the Exit Payment, which was paid in the first quarter of 2021. Refer to Note 11, “Long-Term Debt” for further detail.

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

We attribute revenue and gross profit to individual countries based on the selling location. Our products are primarily sold from North America and Europe. As previously noted, segment gross profit includes certain depreciation and amortization expenses that are included in cost of goods sold:

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019 –	January 1, 2019
	2021	2020	December 31, 2019	– June 2, 2019
Revenue
North America	$146.9	$127.4	$81.8	$50.1
Europe/Asia	237.0	170.8	81.3	56.3
Net revenue	383.9	298.2	163.1	106.4

Segment gross profit
North America	53.9	50.7	33.6	21.4
Europe/Asia	95.0	71.9	32.1	23.8
Gross profit	148.9	122.6	65.7	45.2

Expenses excluded from segment gross profit
Selling, general and administrative expenses	98.3	72.5	37.7	23.8
Transaction costs	-	2.2	0.3	7.4
Depreciation and amortization expense	35.0	31.5	17.2	17.7
Other operating expense, net	3.4	4.7	2.4	2.2
Interest expense	22.4	30.2	27.3	20.2
Foreign currency (gain) loss	(5.3)	6.1	0.7	(2.2)
Loss before income tax benefit	$(4.9)	$(24.6)	$(19.9)	$(23.9)

Our customers are not concentrated in any specific geographic region. During 2021, 2020, and the 1H 2019 Predecessor Period, no customers exceeded 10% of net revenue. During the Successor Period, one customer accounted for approximately 10.0% of net revenue.

The following table presents our long-lived assets by segment and geographic location:

	December 31, 2021	December 31, 2020
North America	$62.1	$59.4
Europe/Asia	64.2	65.0
Total long-lived assets	$126.3	$124.4

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

We provide environmentally sustainable, system based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. We employ a razor/razor-blade business model that is designed to generate recurring sales through our value-added paper consumables for use exclusively in our installed base of PPS systems. Through our proprietary PPS systems and value-added kraft paper consumables, we offer reliable, fast and effective environmentally sustainable products. Our

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

extensive distributor network and direct sales allow us to meet the needs of a variety of end-users from small businesses to global corporations. The industries we serve include leading e-commerce companies, as well as suppliers and sellers of automotive after-market parts, electronics, machinery, home goods, industrial, warehouse/transportations services and healthcare.

Our AS products are focused on highly automated, integrated systems for high-volume end-users. These systems are designed to help optimize the use of in-the-box packaging for these end-users, while fully automating their end-of-line packaging operations to improve speed and efficiency of operations. Our AS line enables end-users to optimize carton size to fit contents, apply glued lids to the box, and automatically place cushioning liners within boxes. Our APS products can be used with our paper converters, which are able to identify contents of a shipment and optimize the dunnage required to safely protect items being shipped, reducing potential waste and improving protection for items being shipped. Our Automation products involves the direct or indirect sale of highly customized systems, designed on the basis of our consultancy and product engineering expertise, as well as extended service warranties and sale of spare parts.

Identify Contract with the Customer. We sell paper consumables to two types of customers: distributor and direct. For both customer types, the customer is granted the right to use our machine(s) for which we charge an annual or quarterly fixed fee or may waive the fee at management’s discretion. For both arrangement types, (i.e. fixed fee and waived fee), we have determined that there is a multiple element arrangement which contains a lease component (the right to use the machine) and a non-lease component (the paper consumables). The remainder of our revenue is derived from sales of Automation products. In association to the sale of Automation products, we sell extended warranties, preventative maintenance services, spare parts and spare part packages, and consulting services.

In paper consumables sales for both distributor agreements and direct agreements, we have determined the contract to be a combination of the master service agreement (“MSA”) and purchase order (“PO”). The MSA contains general terms and conditions which govern the agreement, including general payment terms. Individual PO’s must be placed underneath the terms of the MSA to order specific paper products which we promise to deliver. The PO contains relevant details of the contract including the type of paper, quantity, unit price, total price, as well as payment terms and estimated delivery date. Under the MSA, multiple PO’s for one customer may be placed at or near the same time. In situations where there are multiple PO’s issued at or near the same time to the same customer, we treat each PO in combination with the MSA as a separate contract for revenue recognition purposes.

To provide automation solution goods and services, an agreement is documented and agreed to between Ranpak and the customer. This is in the form of a proposal contract for automation machines with separate proposals for related goods and services. Typically, machines have their own proposal, and other related goods and services such as preventative maintenance, and spare parts have a separate proposal with these goods and services all detailed. These written agreements outline the terms and conditions for respective transactions between us and our customers and represent contracts with enforceable rights. For each type of contract, there are various levels of termination provisions that each party has.

We recognize revenue from each Automation product separately, on a contract by contract basis (i.e. by individual machine). We recognize revenue on maintenance contracts and spare parts separately from their Automation products. Each contract represents its own unit of accounting. We use an input method, based on percentage of completion of cost and effort incurred to recognize automation revenue.

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

For all contracts that contain a form of variable consideration, we estimate at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determine how much consideration is payable to the customer or how much consideration we would be able to recover from the customer based on the structure of the type of variable consideration. In most cases the variable consideration in contracts with customers results in amounts

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

payable to the customer by the Company. We adjust the contract transaction price based on any changes in estimates each reporting period and perform an inception to date cumulative adjustment to the amount of revenue previously recognized.

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

We do not adjust consideration in contracts with customers for the effects of a significant financing component if we expect that the period between transfer of a good or service and payment for that good or service will be one year or less. This is expected to be the case for the majority of contracts.

Sales, value-added, and other taxes collected from customers and remitted to governmental authorities are excluded from revenue.

Allocation of Transaction Price. We determine the standalone selling price for a performance obligation by first looking for observable selling prices of that performance obligation sold on a standalone basis. If an observable price is not available, we estimate the standalone selling price of the performance obligation using one of the three suggested methods in the following order of preference: adjusted market assessment approach, expected cost plus a margin approach, and residual approach.

We often offer rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and our efforts to provide consumables.

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

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of December 31, 2021 and 2020.

Deferred revenue represents contractual amounts received from customers that exceed percentage of project completion that is in excess of costs incurred for automation equipment sales, as well as prepayments for machine fees that are amortized over the next quarter. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the Consolidated Balance Sheets. During 2021 and 2020, substantially all of the beginning balance of deferred revenue was recognized into revenue. Beginning and ending balances of deferred revenue were as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$1.4	$2.5
Ending balance	$3.1	$1.4

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019 –	January 1, 2019
	2021	2020	December 31, 2019	– June 2, 2019
ASC 606
North America	$126.7	$110.9	$70.8	$43.0
Europe/Asia	209.5	147.7	69.9	48.8
Total paper and other revenue	$336.2	$258.6	$140.7	$91.8
ASC 842
Machine lease revenue	$47.7	$39.6	$22.4	$14.6
Net revenue	$383.9	$298.2	$163.1	$106.4

North America consists of the United States, Canada and Mexico; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries.

Note 9 — Goodwill, Long-Lived and Intangible Assets, net

Goodwill and Indefinite-Lived Intangible Assets

We tested our goodwill reporting units and indefinite-lived intangible assets for impairment as of our annual testing date, October 1st, in the fourth quarter of 2021. The tests were performed using a combination of the Discounted Cash Flow Method and the Guideline Public Company Method, as well as considerations of the Merger and Acquisition Method and the Adjusted Book Value Method. Upon completion of the tests, we concluded that the fair value of our goodwill reporting units and indefinite-lived intangible assets exceeded their carrying values and were not impaired.

As part of the Recycold acquisition in December 2021, we acquired €2.9 million (approximately $3.3 million) of goodwill and €0.2 million (approximately $0.2 million) of indefinite-lived intangible assets.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2019	$343.0	$105.8	$448.8
Currency translation and other	(4.2)	13.8	9.6
Balance at December 31, 2020	338.8	119.6	458.4
Acquisitions	-	3.3	3.3
Currency translation	-	(8.7)	(8.7)
Balance at December 31, 2021	$338.8	$114.2	$453.0

Definite-Lived Intangible Assets, net

Definite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property. In the fourth quarter of 2021, our remaining in-process R&D assets were placed in service and transferred into patented/unpatented technology to be amortized over a five-year life.

In October 2020, we acquired certain amortizable intangible assets, including patents and other intellectual property, from a European manufacturer in a €1.1 million (approximately $1.3 million) asset acquisition transaction. The estimated useful lives of these assets range from three to 15 years.

As part of the Recycold acquisition in December 2021, we acquired €1.4 million (approximately $1.6 million) of intangible assets, including patents, customer/distributor relationships, and other intellectual property. The estimated useful lives of these assets range from 10 to 15 years.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Impairment of Long-lived Assets

We performed an evaluation of our long-lived asset groups in the fourth quarter of 2021. The undiscounted cash flows to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups and it was determined that the carrying amounts of our asset groups were recoverable and not impaired.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$201.7	$(34.6)	$167.1	$209.2	$(22.2)	$187.0
Patented/unpatented technology	171.9	(39.4)	132.5	169.2	(23.7)	145.5
Intellectual property	0.6	(0.1)	0.5	0.4	-	0.4
In-process research and development	-	-	-	1.6	-	1.6
Total definite-lived intangible assets	374.2	(74.1)	300.1	380.4	(45.9)	334.5
Trademarks/tradenames with indefinite lives	106.4	-	106.4	106.1	-	106.1
Identifiable intangible assets, net	$480.6	$(74.1)	$406.5	$486.5	$(45.9)	$440.6

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at December 31, 2021:

Year	Amount
2022	$29.5
2023	29.4
2024	29.4
2025	28.9
2026	28.5
Thereafter	154.4
$300.1

Amortization expense was $29.5 million in 2021, $28.7 million in 2020, $16.3 million in the Successor Period, and $17.0 million in the 1H 2019 Predecessor Period.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of December 31, 2021:

Remaining Weighted-Average Useful Life
	December 31, 2021	December 31, 2020
Customer/distributor relationships	12 years	13 years
Patented/unpatented technology	9 years	10 years
Intellectual property	7 years	6 years
Total identifiable assets, net with definite lives	11 years	12 years

Note 10 — Acquisition

Recycold — In December 2021, we acquired Recycold. We accounted for the Recycold transaction under ASC 805, however, all amounts associated with this transaction are not material to the consolidated financial statements.

Note 11 — Long-Term Debt

In connection with the Ranpak Business Combination, Holdings, the U.S. Borrower, and the Dutch Borrower entered into the Facilities. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. In December 2019, we prepaid approximately $107.7 million on the First Lien Dollar Term Facility. As of December 31, 2021 and December 31, 2020, no amounts were outstanding under the Revolving Facility.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Long-term debt consisted of the following:

	December 31, 2021	December 31, 2020
First Lien Dollar Term Facility	$250.0	$270.9
First Lien Euro Term Facility	155.0	168.9
Finance lease liabilities	1.5	-
Deferred financing costs, net	(5.1)	(6.6)
Total debt	401.4	433.2
Less: current portion of long-term debt	(0.4)	(0.5)
Less: current portion of finance lease liabilities	(0.6)	-
Long-term debt	$400.4	$432.7

Maturities of the First Lien Term Facility at December 31, 2021 are as follows:

Year Ended	Amount
2022	$1.6
2023	1.6
2024	1.6
2025	1.6
2026	398.6
Thereafter	-
Total	$405.0

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (i) an adjusted eurocurrency rate or (ii) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of December 31, 2021 and December 31, 2020, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings. The interest rate for the First Lien Dollar Term Facility as of December 31, 2021 and December 31, 2020 was 3.85% and 3.91%, respectively. The interest rate for the First Lien Euro Term Facility as of December 31, 2021 and December 31, 2020 was 3.75%.

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

The obligations of (i) the U.S. Borrower under the Facilities and certain of its obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by Holdings and the Guarantors, in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that obligations of the U.S. Borrower and U.S. Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. We were in compliance with all financial covenants as of December 31, 2021.

On February 14, 2020, the U.S. Borrower, the Dutch Borrower, Holdings, certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 and the Administrative Agent entered into the Amendment No. 1.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Among other things, the Amendment No. 1 amends the Facilities such that (x) the requirement of the Borrowers to apply a percentage of excess cash flow to mandatorily prepay term loans under the Facilities commences with the fiscal year ending December 31, 2021 (instead of the fiscal year ending December 31, 2020) and (y) the aggregate amount per fiscal year of capital stock of any parent company of the U.S. Borrower that is held by directors, officers, management, employees, independent contractors or consultants of the U.S. Borrower (or any parent company or subsidiary thereof) that the U.S. Borrower may repurchase, redeem, retire or otherwise acquire or retire for value has been increased to the greater of $10.0 million and 10% of Consolidated AEBITDA (as defined in the Facilities) (increased from the greater of $7.0 million and 7% of Consolidated AEBITDA) as of the last day of the most recently ended quarter for which financial statements have been delivered.

On July 1, 2020, contemporaneously with the Reorganization, Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC, certain other subsidiaries of Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC entered into the Borrower Assumption Agreement whereby, among other things, Ranpak Corp. assumed all obligations, liabilities and rights of Ranger Packaging LLC as the U.S. Borrower under the Facilities.

Under the First Lien Term Facility agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders the $8.2 million Exit Payment, which was paid in the first quarter of 2021. This amount is included in interest expense, net in 2020 and accrued liabilities at December 31, 2020.

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

Deferred financing costs represent costs incurred in connection with the issuance or amendment of our debt agreements. Deferred financing costs are amortized over the terms of the related debt and recognized as a component of interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Deferred financing costs related to our First Lien Term Facility are included in long-term debt on the Consolidated Balance Sheets. Deferred financing costs related to our Revolving Facility are included in other assets. The following table presents deferred financing costs as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Deferred financing costs	$12.7	$12.7
Accumulated amortization	(6.8)	(4.9)
Deferred financing costs, net	$5.9	$7.8

As a result of the $107.7 million debt payment made in December 2019, the Company accelerated the amortization of approximately $2.0 million of deferred financing costs, which is included in interest expense in the Successor Period. As a result of the June 2021 Prepayment, we accelerated the amortization of approximately $0.3 million of deferred financing costs, which is included in interest expense in 2021.
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
December 31, 2021
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

As of December 31, 2021, we anticipate having to reclassify $3.8 million from accumulated other comprehensive income (loss) into earnings during the next twelve months to offset the variability of the hedged items during this period.

On September 1, 2021, we entered into a cross-currency swap (the “September 2021 Swap”) to protect our net investment in a European subsidiary and hedge against the risk of adverse changes in the exchange rate of the Euro and USD. On September 1, 2021, we designated the September 2021 Swap as a net investment hedge. The September 2021 Swap involves the receipt of fixed-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amounts. At a spot exchange rate of 1.1835, we converted notional amounts of approximately $80.0 million at 5.84% for €67.6 million at 5.02%. The change in fair value of the September 2021 Swap is recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss). Components of the September 2021 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of the September 2021 Swap to maturity on June 1, 2024.

In February 2022, we terminated the September 2021 Swap, resulting in a gain of approximately $2.1 million. We simultaneously entered into another cross-currency swap (the “February 2022 Swap”) and designated it as a net investment hedge. At a spot exchange rate of 1.1345, we converted notional amounts of approximately $80.0 million at 5.84% for €70.5 million at 4.37%. The February 2022 Swap matures on June 1, 2024.

The following table summarizes the total fair value of derivative assets and liabilities and the respective classification in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 14, “Fair Value Measurement”:

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Interest Rate Swap Agreements
Designated as cash flow hedges	Accrued liabilities and other	$3.8	$4.6
Designated as cash flow hedges	Derivative instruments	2.4	9.6
		$6.2	$14.2

Cross-Currency Swap Agreement
Designated as net investment hedge	Other assets	$2.3	$-
		$2.3	$-

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents the effect of our derivative financial instruments on our Consolidated Statements of Operations. The income effects of our derivative activities are reflected in interest expense:

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019 –	January 1, 2019
	2021	2020	December 31, 2019	– June 2, 2019
Total interest expense presented in the statement of operations	$22.4	$30.2	$27.3	$20.2
Interest rate swap agreements designated as cash flow hedges	3.9	2.2	(0.1)	-
Interest rate swap agreements not designated as cash flow hedges	-	-	(6.5)	-
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$(0.3)	$-	$-	$-

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive income (loss) at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$2.5	$-	$2.5
Unrealized gain (loss) on interest rate swaps	(3.2)	1.0	(2.2)
Unrealized gain (loss) on cross-currency swap	2.9	(0.6)	2.3
Total	$2.2	$0.4	$2.6

	December 31, 2020
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$17.9	$-	$17.9
Unrealized gain (loss) on interest rate swaps	(9.9)	2.7	(7.2)
Total	$8.0	$2.7	$10.7

The following table presents the changes in accumulated other comprehensive income (loss) by component for 2021 and 2020:

	Year Ended December 31, 2021
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross-currency swap	Total
Beginning balance	$17.9	$(7.2)	$-	$10.7
Other comprehensive income (loss) before reclassifications	(15.4)	11.2	2.0	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(6.2)	0.3	(5.9)
Ending balance	$2.5	$(2.2)	$2.3	$2.6

	Year Ended December 31, 2020
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$1.7	$1.7	$3.4
Other comprehensive income (loss) before reclassifications	16.2	(8.8)	7.4
Amounts reclassified from accumulated other comprehensive income (loss)	-	(0.1)	(0.1)
Ending balance	$17.9	$(7.2)	$10.7

The following tables present the reclassifications out of accumulated other comprehensive income (loss) for 2021, 2020, and 2019:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Year Ended December 31, 2021
Details about accumulated other comprehensive income (loss)	Reclassification	Affected line item on statement
Change in fair value of derivative swap agreements
Interest rate swap agreements	$3.9	Interest expense, net
Interest rate swap agreements – tax effect	2.3	Income tax expense
Cross-currency swap agreement	(0.3)	Interest expense, net
Cross-currency swap agreement – tax effect	-	Income tax expense
Total reclassifications	$5.9	Net of tax

Year Ended December 31, 2020
Details about accumulated other comprehensive income (loss)	Reclassification	Affected line item on statement
Change in fair value of derivative swap agreements
Interest rate swap agreements	$2.5	Interest expense, net
Tax effect	(2.4)	Income tax benefit
Total reclassifications	$0.1	Net of tax

Year Ended December 31, 2019
Details about accumulated other comprehensive income (loss)	Reclassification	Affected line item on statement
Change in fair value of derivative swap agreements
Interest rate swap agreements	$0.4	Interest expense, net
Tax effect	(0.3)	Income tax benefit
Total reclassifications	$0.1	Net of tax

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of December 31, 2021 and December 31, 2020. The carrying value of borrowings under the Facilities approximates fair value due to the variable interest rates associated with those borrowings.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of December 31, 2021 and December 31, 2020:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2021
Money market fund	$70.0	$70.0	$-	$-
Current and long-term debt	406.5	-	406.5	-
Interest rate swap agreements liability	6.2	-	6.2	-
Cross-currency swap asset	$2.3	$-	$2.3	$-

December 31, 2020
Current and long-term debt	$439.8	$-	$439.8	$-
Interest rate swap agreements liability	$14.2	$-	$14.2	$-

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The money market fund is valued at net asset value and is considered a Level 1 measurement. The money market fund's carrying value approximates its value fair due to the short-term nature of the investment.

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

The fair value of outstanding long-term debt is based on prices and other relevant information generated by market transactions involving identical or comparable debt instruments, which represents a Level 2 measurement. Derivative positions are classified within Level 2 of the valuation hierarchy as they are valued using quoted market prices for similar assets and liabilities in active markets. The interest rate swaps are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjustments for credit risk, each of which are considered Level 2 inputs. The cross-currency swap is valued utilizing forward and spot prices for currencies and LIBOR forward curves, which are considered Level 2 inputs.

Note 15 — Employee Benefit Plans

Defined Contribution Plan. We maintain a 401(k) defined contribution savings and retirement plan (the “Plan”) for substantially all of our U.S. employees. Subject to Internal Revenue Code limitations, an employee may elect to contribute an amount up to 25% of compensation during each plan year. The Plan provides for matching contributions of 50% of each employee’s voluntary contributions up to a maximum matching contribution of 3% of the employee’s compensation. The Plan also permits unmatched employee after-tax contributions subject to certain limitations. Total employer contributions made under the Plan were approximately $0.5 million, $0.4 million, $0.2 million, and $0.1 million for 2021, 2020, the Successor Period, and the 1H 2019 Predecessor Period, respectively.

Multiemployer Benefit Plan. We maintain and participate in multiemployer benefit plans in various European countries. The largest of these is the B.V. Plan in the Netherlands, which provides retirement benefits to Ranpak B.V. employees. In accordance with the collective labor agreements and Dutch laws, employee and employer contributions are paid to a third-party retirement fund administrator. Per Dutch laws, the retirement plans are required to be fully funded. Employer contributions into these various European multiemployer plans were approximately $1.2 million, $4.1 million, $1.9 million, and $1.6 million for 2021, 2020, the Successor Period, and the 1H 2019 Predecessor Period, respectively.

Note 16 — Income Taxes

The components of earnings and loss before income tax expense (benefit) were as follows:

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019	January 1, 2019
	2021	2020	– December 31, 2019	– June 2, 2019
Domestic	$(8.6)	$(26.8)	$(16.4)	$(18.6)
Foreign	3.7	2.2	(3.5)	(5.3)
Total	$(4.9)	$(24.6)	$(19.9)	$(23.9)

The components of our income tax expense (benefit) were as follows:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019	January 1, 2019
	2021	2020	– December 31, 2019	– June 2, 2019
Current tax expense
Federal	$2.1	$(0.5)	$1.4	$1.1
State	1.1	0.3	0.5	0.2
Foreign	7.5	4.0	2.2	1.3
Total current tax expense	10.7	3.8	4.1	2.6
Deferred tax expense (benefit)
Federal	(6.8)	(3.8)	(6.9)	(4.4)
State	(1.1)	(1.9)	0.8	(0.9)
Foreign	(4.9)	0.7	(0.7)	(2.2)
Total deferred tax benefit	(12.8)	(5.0)	(6.8)	(7.5)
Total income tax benefit	$(2.1)	$(1.2)	$(2.7)	$(4.9)

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense (benefit) are summarized as follows:

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019	January 1, 2019
	2021	2020	– December 31, 2019	– June 2, 2019
Income tax benefit at statutory rate	$(1.0)	$(5.2)	$(4.2)	$(5.0)
U.S. State income taxes	(0.1)	(1.7)	1.2	(0.7)
Tax related to foreign activities	0.1	0.4	2.3	0.5
U.S. Federal tax credits	(0.1)	(0.4)	(0.1)	-
Return to provision adjustments	(1.2)	0.5	-	-
Remeasurement of deferred taxes	0.8	3.8	-	-
Stock-based compensation windfall	(1.0)	-	-	-
Global intangible low-taxed income	-	1.3	0.3	-
Non-deductible compensation	0.5	-	-	-
Foreign-derived intangible income deduction	(1.2)	(0.1)	(0.6)	(0.1)
Non-deductible transaction costs	-	-	-	0.6
Uncertain tax positions	0.9	-	-	-
Other, net	0.2	0.2	(1.4)	(0.1)
Income tax benefit	$(2.1)	$(1.2)	$(2.7)	$(4.9)

Effective tax rate	42.7%	6.2%	13.3%	20.5%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets (liabilities) consisted of the following:

	December 31, 2021	December 31, 2020
Deferred tax assets
Unrealized foreign currency exchange	$0.3	$1.8
Stock-based compensation	5.4	1.5
Net operating losses and credits	1.3	1.7
Non-deductible interest carryforward	6.0	4.7
Other	1.0	2.9
Total deferred tax assets	14.0	12.6
Valuation allowance	(0.9)	(1.1)
Deferred tax assets, net	13.1	11.5
Deferred tax liabilities
Depreciation	(10.9)	(13.7)
Amortization	(100.1)	(107.6)
Total deferred tax liabilities	(111.0)	(121.3)
Deferred tax liabilities, net before unrecognized tax benefits	(97.9)	(109.8)
Deferred tax impact of unrecognized tax benefits	0.2	0.2
Deferred tax assets (liabilities), net after unrecognized tax benefits	$(97.7)	$(109.6)

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

As of December 31, 2021 and 2020, we had $1.3 million and $1.6 million, respectively, in federal net operating loss carryforwards that expire in 2032 through 2038; $0.1 million and $0.3 million, respectively, of tax benefits related to state net operating loss carryforwards, which expire in 2022 through 2037; and $3.7 million and $4.0 million, respectively, of foreign net operating loss carryforwards, a portion of which expire in 2025 through 2026, with the remainder subject to an indefinite carryforward period. Management believes it is not more likely than not that a portion of the foreign net operating losses will be utilized. In recognition of this risk, we have provided a valuation allowance at December 31, 2021 and 2020 of $0.9 million and $1.1 million, respectively, of valuation allowance which was recorded through income tax expense.

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

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2021 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2021, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $64.2 million. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of December 31, 2021, tax years 2018 through 2021 are subject to examination by the tax authorities.

The components of our unrecognized tax benefits were as follows:

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019	January 1, 2019
	2021	2020	– December 31, 2019	– June 2, 2019
Unrecognized income tax benefits at the beginning of the period	$2.9	$1.4	$0.6	$0.6
Increases related to prior year tax positions	0.7	-	0.2	-
Decreases related to prior year tax positions	(1.6)	-	-	-
Increases related to current year tax positions	-	1.4	0.6	-
Foreign currency impact	(0.2)	0.1	-	-
Unrecognized income tax benefits at the end of the period	$1.8	$2.9	$1.4	$0.6

As of December 31, 2021 and 2020, we had unrecognized income tax benefits of $1.8 million and $2.9 million, respectively, that would impact the effective tax rate if recognized. As of December 31, 2021 and 2020, we had accrued interest and penalties of $0.4 million and $0.3 million, respectively. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the Consolidated Statements of Operations. Accrued interest and penalties are included in accrued liabilities and other in the Consolidated Balance Sheets. Pursuant to ASC 740, as of each balance sheet date, we assess our uncertain tax positions to determine whether factors underlying the sustainability assertion have changed. As of December 31, 2021, based on new information in an ongoing examination over the 2017 through 2019 tax years by the tax authorities in the Netherlands, the entire uncertain tax position of $1.7 million was reversed. Of the $1.7 million that was reversed, $1.3 million was recorded as an uncertain tax position for the tax year ended December 31, 2020 and $0.4 million was recorded as an uncertain tax position for the year ended December 31, 2019.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses and individuals to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate AMT credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent (special partnership rules apply); and fix the “retail glitch” for qualified improvement property in the Tax Cuts and Jobs Act (the “TCJA”) (TCJA, Public Law 115-97). ASC 740 requires that the tax effects of changes in tax laws or rates be recorded discretely as a

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

component of the income tax provision related to continuing operations in the period of enactment. We recorded any applicable impact from the CARES Act in the first quarter of 2020.

Note 17 — Leases

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

Operating leases and finance leases are included in the Consolidated Balance Sheets as follows:

	Classification	December 31, 2021
Lease assets
Operating lease right-of-use assets, net	Assets	$6.6
Finance lease right of use assets, net	Property, plant, and equipment, net	1.5
Total lease assets		$8.1
Lease liabilities
Operating lease liabilities, current	Current liabilities	$2.4
Operating lease liabilities, non-current	Liabilities	4.3
Finance lease liabilities, current	Current portion of long-term debt	0.6
Finance lease liabilities, non-current	Long-term debt	0.9
Total lease liabilities		$8.2

The components of lease costs, which are included in income (loss) from operations in our Consolidated Statements of Operations, were as follows:

Year Ended December 31,
2021
Operating leases
Operating lease costs	$2.8
Variable lease costs	0.3
Total operating lease costs	$3.1
Finance leases
Amortization of right-of-use asset	$0.6
Interest on finance lease liabilities	0.1
Total finance lease costs	$0.7

Under ASC 840, rental expense was $2.1 million, $1.0 million, and $0.7 million in 2020, the Successor Period, and the 1H 2019 Predecessor Period, respectively.

Maturities of lease liabilities as of December 31, 2021 are as follows:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	Operating	Finance	Total
2022	$2.6	$0.7	$3.3
2023	1.7	0.5	2.2
2024	1.4	0.3	1.7
2025	1.2	0.1	1.3
2026	0.3	-	0.3
2027 and Thereafter	-	-	-
Total lease payments	7.2	1.6	8.8
Less lease interest	(0.5)	(0.1)	(0.6)
Total lease liabilities	$6.7	$1.5	$8.2

Minimum lease payments under ASC 840, as of December 31, 2020, were as follows:

Year Ended	Amount
2021	$2.8
2022	2.3
2023	1.4
2024	1.0
2025	0.8
Thereafter	0.2
Total	$8.5

Additional information related to leases is presented as follows:

December 31, 2021
Operating leases
Weighted average remaining lease term	3.5 years
Weighted average discount rate	3.8%
Finance leases
Weighted average remaining lease term	3.0 years
Weighted average discount rate	3.3%

Year Ended December 31,
2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2.7
Operating cash flows from finance leases	-
Financing cash flows from finance leases	0.7
Total cash paid	$3.4

Leased assets obtained in exchange for new operating lease liabilities	$9.2
Leased assets obtained in exchange for new finance lease liabilities	2.2
Right-of-use assets obtained in exchange for lease liabilities	$11.4

As previously noted, our machine lease revenue is accounted for under ASC 842 and is recognized on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” for further detail.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 18 — Asset Retirement Obligation

Asset retirement obligations as a result of required land remediation or reclamation activities are recorded in other non-current liabilities in the Consolidated Balance Sheets. Accretion expense is immaterial. Changes in the asset retirement obligation during 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$0.7	$0.7
Accretion	-	-
Additions and adjustments	-	-
Ending balance	$0.7	$0.7

Note 19 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these consolidated financial statements related to contingencies for 2021 and 2020.

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

Capital Commitments

As of December 31, 2021, capital commitments relating to property, plant, and equipment amount to $2.4 million.

Note 20 — Stock-Based Compensation

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The table below summarizes certain data for our stock-based compensation plans:

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019 –	January 1, 2019
	2021	2020	December 31, 2019	– June 2, 2019
Stock-based compensation expense	$22.5	$7.2	$1.7	$-
Tax benefit for stock-based compensation	1.2	1.5	0.3	-
Fair value of vested awards	$23.7	$8.7	$2.0	$-

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

At the annual meeting in May 2021, shareholders approved an amendment to the 2019 Plan (the “Amended Plan”) that authorized an additional 9.0 million shares for issuance for future awards. As of December 31, 2021, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(5,495,065)
Awards forfeited	893,904
Available for future awards	8,516,894

Awards vested	1,245,669

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2020	669,855	$8.60	550,496	$8.09
Granted	316,867	24.98	2,789,295	22.65
Vested	(462,549)	11.82	(386,508)	8.90
Forfeited	(15,302)	17.42	(135,026)	8.35
Outstanding at December 31, 2021	508,871	$15.61	2,818,257	$22.38

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

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	80,214	$7.48
Granted	43,488	23.00
Vested	(95,338)	9.44
Balance at December 31, 2021	28,364	$24.69

Unrecognized compensation cost and weighted average periods remaining for non-vested RSUs and PRSUs as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Unrecognized compensation cost
RSUs	$4.8	$1.7
PRSUs	$51.9	$1.6
Weighted average remaining period
RSUs	1.3 years	0.7 years
PRSUs	2.8 years	1.5 years

Note 21 — Shareholders’ Equity

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Preferred Shares — Our charter authorizes 1.0 million shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of December 31, 2021, we had no preferred stock outstanding.

Warrants — On August 6, 2020, we commenced (i) an offer to each holder of our outstanding public warrants, forward purchase warrants, and private placement warrants (collectively, the “Warrants”), each to purchase shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), the opportunity to receive 0.22 shares of Class A common stock in exchange for each outstanding warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the public warrants and the forward purchase warrants to amend the Warrant Agreement, dated as of January 17, 2018, by and between the Company and Continental Stock Transfer & Trust Company, which governs all of the Warrants (the “Warrant Amendment”). The approved Warrant Amendment permitted the Company to require that each warrant that is outstanding subsequent to the expiration of the Offer be converted into 0.198 shares of Class A common stock. The Offer resulted in a valid tendering of 20.0 million Warrants, or approximately 99.7% of the Warrants, resulting in 4.4 million shares of Class A common stock issued in exchange for said Warrants. As a result of the low number of Warrants remaining outstanding following the Offer, the NYSE delisted the remaining Warrants. The remaining 60,493 Warrants were exchanged at the 0.198 ratio for 11,977 shares of Class A common stock on September 21, 2020. We paid an immaterial amount for fractional shares converted to cash. No Warrants remained after the exchanges. These transactions in 2020 are collectively referred to as the “Warrant Exchange.”

Outstanding Shares — At December 31, 2021 and December 31, 2020, the Company had the following shares of common stock outstanding:

	December 31, 2021			December 31, 2020
	Class A	Class C	Total Common	Class A	Class C	Total Common
Shares outstanding not subject to an earn-out agreement	78,482,024	2,921,099	81,403,123	62,888,606	5,779,910	68,668,516
Shares subject to $15.00 earn-out	-	-	-	2,940,336	-	2,940,336
Shares subject to $12.50 earn-out	-	-	-	3,018,617	731,383	3,750,000
Shares subject to $12.25 earn-out	-	-	-	157,500	-	157,500
Total	78,482,024	2,921,099	81,403,123	69,005,059	6,511,293	75,516,352

Translation adjustment — Translation adjustments recorded are a component of accumulated other comprehensive income in shareholders’ equity. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income which is net of tax, where applicable.
Note 22 — Earnings (Loss) per Share

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

The Predecessor had one class of shares outstanding. As of December 31, 2021, we have not issued any instruments that were considered to be participating securities. The Successor’s weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of our loss per share:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

			Successor	Predecessor
	Year Ended December 31,		June 3, 2019 –	January 1, 2019
	2021	2020	December 31, 2019	– June 2, 2019
Numerator:
Net loss	$(2.8)	$(23.4)	$(17.2)	$(19.0)
Net loss attributable to common stockholders for basic and diluted EPS	$(2.8)	$(23.4)	$(17.2)	$(19.0)

Denominator:
Basic weighted average common shares outstanding	78,542,734	72,434,802	55,392,201	995
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Dilutive effect of Class A and Class C earnout shares	-	-	-	-
Diluted weighted average common shares outstanding	78,542,734	72,434,802	55,392,201	995

Loss per share attributable to common stockholders
Basic	$(0.04)	$(0.32)	$(0.31)	$(19,195.40)
Diluted	$(0.04)	$(0.32)	$(0.31)	$(19,195.40)

Two-class method:
Class A Common Stock
Basic weighted average common shares outstanding	74,764,709	65,923,509	48,880,908	―
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	―
Dilutive effect of Class A earnout shares	-	-	-	―
Diluted weighted average common shares outstanding	74,764,709	65,923,509	48,880,908	―
Proportionate share of net loss	$(2.7)	$(21.3)	$(15.2)	―
Class A – basic loss per share	$(0.04)	$(0.32)	$(0.31)	―
Class A – diluted loss per share	$(0.04)	$(0.32)	$(0.31)	―

Class C Common Stock
Basic weighted average common shares outstanding	3,778,025	6,511,293	6,511,293	―
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	―
Dilutive effect of Class C earnout shares	-	-	-	―
Diluted weighted average common shares outstanding	3,778,025	6,511,293	6,511,293	―
Proportionate share of net loss	$(0.1)	$(2.1)	$(2.0)	―
Class C – basic loss per share	$(0.03)	$(0.32)	$(0.31)	―
Class C – diluted loss per share	$(0.03)	$(0.32)	$(0.31)	―

The dilutive effect of 1.1 million and 0.7 million shares in 2021 and 2020, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

			Successor
	Year Ended December 31,		June 3, 2019 –
	2021	2020	December 31, 2019
Warrants on common stock	-	-	20,108,741
RSUs and PRSUs	2,298,832	1,040,464	496,331
Total antidilutive securities	2,298,832	1,040,464	20,605,072

Note 23 — Transactions with Related Parties

Shared Services Agreement

On June 3, 2019, upon the closing of the Ranpak Business Combination, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement amounted to approximately $0.4 million and $0.5 million for 2021 and 2020, respectively.

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

Note 24 — Quarterly Financial Data (Unaudited)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives of such controls and procedures. Our management, under the supervision and with the participation of our CEO (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and CFO have each concluded that such disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our CEO and CFO, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management, including our CEO and CFO, concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ranpak Holdings Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ranpak Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

February 28, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” and “Delinquent Section 16(a) Reports,” in the Company’s definitive proxy statement for its 2022 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

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
2)
Schedule II – Valuation and Qualifying Accounts and Reserves for 2021, 2020, and 2019, included below.
3)
Exhibits – The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Ranpak Holdings Corp.

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2021, 2020, 2019

(in millions)

		Charged to Cost
	Beginning Balance	and Expenses	Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2021	$0.5	$0.8	$(0.3)	$1.0
Year ended December 31, 2020	0.2	0.3	-	0.5
Year ended December 31, 2019	$0.2	$0.1	$(0.1)	$0.2

Inventory Obsolescence Reserve:
Year ended December 31, 2021	$1.0	$0.5	$(1.2)	$0.3
Year ended December 31, 2020	0.3	0.8	(0.1)	1.0
Year ended December 31, 2019	$0.3	$0.2	$(0.2)	$0.3

Valuation Allowance for Net Deferred Tax Assets:
Year ended December 31, 2021	$1.1	$-	$(0.2)	$0.9
Year ended December 31, 2020	1.3	0.2	(0.4)	1.1
Year ended December 31, 2019	$0.6	$0.7	$-	$1.3

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

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Second Amendment, dated May 13, 2019, to the Securities Subscription Agreement, dated July 18, 2017, as amended on December 1, 2017, by and between One Madison Corporation and One Madison Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.2

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

10.4

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

10.7	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.8	Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (No. 333-233154), filed with the SEC on August 8, 2019)

10.9

Amendment No. 1 to the First Lien Credit Agreement, dated February 14, 2020 among Ranger Packaging LLC, Ranpak B.V., Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on February 19, 2020)

10.10

Severance and Non-Competition Agreement, dated November 1, 2015, by and between Ranpak Corp. and Antonio Grassotti (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.11

Offer Letter Agreement, dated May 26, 2009, by and between Ranpak B.V. and Eric J.M. Laurensse (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.12

Form of Alternate Time-Vesting Restricted Stock Unit Agreement (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.13

Borrower Assumption Agreement, dated July 1, 2020, among Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC and Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 0001-38348), filed with the SEC on July 30, 2020)

10.14

Amended and Restated Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.15

Form of Long-Term Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.16

Permitted Exit Payment Amendment, dated July 28, 2021, which amends that certain First Lien Credit Agreement, dated June 3, 2019, among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC, the lenders and issuing banks from time to time party thereto and Goldman Sachs Lending Partners LLC, as administrative agent (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (No. 0001-38348), filed with the SEC on July 29, 2021)

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

Ranpak Holdings Corp.

Date:	February 28, 2022	By:	/s/ William Drew
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

Name	Title	Date

/s/ Omar M. Asali	Chairman and Chief Executive Officer	February 28, 2022
Omar M. Asali	(principal executive officer)

/s/ William Drew	Senior Vice President and Chief Financial Officer	February 28, 2022
William Drew	(principal financial and accounting officer)

/s/ Thomas F. Corley	Director	February 28, 2022
Thomas F. Corley

/s/ Pamela El	Director	February 28, 2022
Pamela El

/s/ Michael Gliedman	Director	February 28, 2022
Michael Gliedman

/s/ Michael A. Jones	Director	February 28, 2022
Michael A. Jones

/s/ Robert C. King	Director	February 28, 2022
Robert C. King

/s/ Steve Kovach	Director	February 28, 2022
Steve Kovach

/s/ Salil Seshadri	Director	February 28, 2022
Salil Seshadri

/s/ Alicia Tranen	Director	February 28, 2022
Alicia Tranen

/s/ Kurt Zumwalt	Director	February 28, 2022
Kurt Zumwalt