Form 10-Q
period 2022-03-31
Ranpak Holdings Corp.
filed 2022-05-06
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, the registrant had 79,010,828 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021

Unaudited Condensed Consolidated Balance Sheets – March 31, 2022 and December 31, 2021

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2022 and 2021

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Paper revenue	$66.2	$74.8
Machine lease revenue	12.2	10.8
Other revenue	4.1	2.1
Net revenue	82.5	87.7
Cost of goods sold	57.9	51.4
Gross profit	24.6	36.3
Selling, general and administrative expenses	29.7	19.1
Depreciation and amortization expense	8.2	8.7
Other operating expense, net	0.5	0.8
Income (loss) from operations	(13.8)	7.7
Interest expense	5.0	5.6
Foreign currency gain	(0.6)	(3.6)
Income (loss) before income tax benefit	(18.2)	5.7
Income tax benefit	(4.1)	(0.6)
Net income (loss)	$(14.1)	$6.3

Two-class method
Earnings (loss) per share
Basic	$(0.17)	$0.09
Diluted	$(0.17)	$0.08
Class A – earnings (loss) per share
Basic	$(0.17)	$0.09
Diluted	$(0.17)	$0.08
Class C – earnings (loss) per share
Basic	$(0.17)	$0.08
Diluted	$(0.17)	$0.08

Weighted average number of shares outstanding – Class A and C
Basic	81,573,467	73,559,340
Diluted	81,573,467	76,248,514

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(2.8)	$(8.4)
Interest rate swap adjustments	8.1	2.6
Cross-currency swap adjustments	0.1	-
Total other comprehensive income (loss), before tax	5.4	(5.8)
Provision for income taxes related to other comprehensive income (loss)	2.0	0.6
Total other comprehensive income (loss), net of tax	3.4	(6.4)
Comprehensive loss, net of tax	$(10.7)	$(0.1)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$80.5	$103.9
Accounts receivable, net	47.6	43.7
Inventories, net	41.2	32.9
Income tax receivable	6.0	2.7
Prepaid expenses and other current assets	11.7	8.3
Total current assets	187.0	191.5

Property, plant and equipment, net	123.1	126.3
Operating lease right-of-use assets, net	5.9	6.6
Goodwill	451.3	453.0
Intangible assets, net	398.6	406.5
Deferred tax assets	-	0.1
Other assets	34.4	29.4
Total assets	$1,200.3	$1,213.4

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$39.4	$33.5
Accrued liabilities and other	23.0	31.5
Current portion of long-term debt	1.0	1.0
Operating lease liabilities, current	2.2	2.4
Deferred machine fee revenue	2.1	3.1
Total current liabilities	67.7	71.5

Long-term debt	398.1	400.4
Deferred tax liabilities	98.0	97.7
Derivative instruments	-	2.4
Operating lease liabilities, non-current	3.8	4.3
Other liabilities	1.3	0.9
Total liabilities	568.9	577.2

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at March 31, 2022 and December 31, 2021
Shares issued and outstanding: 79,006,238 and 78,482,024
at March 31, 2022 and December 31, 2021, respectively	-	-
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at March 31, 2022 and December 31, 2021
Shares issued and outstanding: 2,921,099
at March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	694.8	688.9
Accumulated deficit	(69.4)	(55.3)
Accumulated other comprehensive income	6.0	2.6
Total shareholders' equity	631.4	636.2
Total liabilities and shareholders' equity	$1,200.3	$1,213.4

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	69,005,059	$-	6,511,293	$-	$564.7	$(52.5)	$10.7	$522.9
Stock-based awards vested and distributed	332,718	-	-	-	(1.7)	-	-	(1.7)
Issue Director shares	5,584	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.7	-	-	2.7
Net income	-	-	-	-	-	6.3	-	6.3
Other comprehensive loss	-	-	-	-	-	-	(6.4)	(6.4)
Balance at March 31, 2021	69,343,361	$-	6,511,293	$-	$565.7	$(46.2)	$4.3	$523.8

Balance at December 31, 2021	78,482,024	$-	2,921,099	$-	$688.9	$(55.3)	$2.6	$636.2
Stock-based awards vested and distributed	521,719	-	-	-	(2.9)	-	-	(2.9)
Issue Director shares	2,495	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	8.8	-	-	8.8
Net loss	-	-	-	-	-	(14.1)	-	(14.1)
Other comprehensive income	-	-	-	-	-	-	3.4	3.4
Balance at March 31, 2022	79,006,238	$-	2,921,099	$-	$694.8	$(69.4)	$6.0	$631.4

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(14.1)	$6.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18.8	17.9
Amortization of deferred financing costs	0.4	0.4
Loss on disposal of fixed assets	-	0.2
Deferred income taxes	(1.4)	(1.4)
Amortization of initial value of interest rate swap	(0.2)	(0.2)
Currency gain on foreign denominated debt and notes payable	(0.2)	(3.6)
Amortization of restricted stock units	8.8	2.7
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(4.8)	(3.0)
(Increase) decrease in inventory	(7.6)	(5.5)
(Increase) decrease in prepaid expenses and other assets	(1.2)	0.1
Increase (decrease) in accounts payable	2.9	1.8
Increase (decrease) in accrued liabilities	(4.9)	(0.3)
Change in other assets and liabilities	(5.9)	(2.9)
Net cash provided by (used in) operating activities	(9.4)	12.5

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(8.4)	(8.0)
Other capital expenditures	(1.4)	(2.9)
Total capital expenditures	(9.8)	(10.9)
Patent and trademark expenditures	(0.9)	(0.3)
Net cash used in investing activities	(10.7)	(11.2)

Cash Flows from Financing Activities
Principal payments on term loans	(0.4)	(0.4)
Payments on finance lease liabilities	(0.2)	(0.2)
Exit Payment	-	(8.2)
Tax payments for withholdings on stock-based awards distributed	(2.5)	-
Net cash used in financing activities	(3.1)	(8.8)

Effect of Exchange Rate Changes on Cash	(0.2)	(0.5)
Net Decrease in Cash and Cash Equivalents	(23.4)	(8.0)
Cash and Cash Equivalents, beginning of period	103.9	48.5
Cash and Cash Equivalents, end of period	$80.5	$40.5

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 1 — Nature of Operations

Ranpak Holdings Corp. is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-Commerce and industrial supply chains. Through proprietary protective packaging solutions (“PPS”) systems and paper consumables, the Company offers a full suite of protective packaging solutions. The Automated Solutions (“AS”) and Automated Paper Solutions (“APS”) (collectively, “Automation”) product lines provide end-of-line automation systems that solve distinct challenges facing end-users. The Company’s business is global, with a strong presence in the United States and Europe. Throughout this report, when we refer to “Ranpak,” the “Company,” “we,” “our,” or “us,” we are referring to Ranpak Holdings Corp. and all of our subsidiaries, except where the context indicates otherwise.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2021, 2020, and 2019, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”). The three months ended March 31, 2022 may be further referred to herein as the “first quarter of 2022.” The three months ended March 31, 2021 may be further referred to herein as the “first quarter of 2021.”

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

Recently Adopted Accounting Standards — We have adopted all applicable accounting standards and did not adopt any new accounting standards issued by the Financial Accounting Standards Board (“FASB”) in the first quarter of 2022.

Recently Issued Accounting Standards — As of March 31, 2022, it is not expected that the future adoption of any recently issued accounting pronouncements by the FASB will have a material impact on our financial position, results of operations or cash flows.

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. In June 2021, we invested in a money market fund. A money market fund is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other operating non-operating expense (income), net and were immaterial in all periods presented. The balance was approximately $55.0 million and $70.0 million at March 31, 2022 and December 31, 2021, respectively. The fair value of money market funds is considered Level 1 in

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

the fair value hierarchy because they are securities traded in active markets. Refer to Note 10, “Fair Value Measurement” for further detail.

In May 2021, we completed a public offering of 4.5 million shares of Class A common stock. Additionally, the underwriters completed the exercise of an allotment option to sell an additional 0.8 million shares (the public offering and the allotment option collectively referred to as the “May 2021 Equity Offering”). Cash proceeds received in the May 2021 Equity Offering, net of underwriting fees, commissions, and transaction expenses, were $103.4 million. We used some of the proceeds to invest in a money market fund to generate short-term cash returns. Additionally, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility in the June 2021 Prepayment (herein defined). The balance will be used for general corporate purposes. Refer to Note 7, “Long-Term Debt” for further detail.

Accounts Receivable, net — The components of accounts receivable, net were as follows:

	March 31, 2022	December 31, 2021
Accounts receivable	$48.5	$44.7
Allowance for doubtful accounts	(0.9)	(1.0)
Accounts receivable, net	$47.6	$43.7

At March 31, 2022 and December 31, 2021, no customer’s accounts receivable balances exceeded 10.0% of our accounts receivable balance.

Inventories, net — The components of inventories, net were as follows:

	March 31, 2022	December 31, 2021
Raw materials	$18.4	$19.5
Work-in-process	10.8	1.2
Finished goods	12.3	12.5
Total inventories	41.5	33.2
Reserve for obsolescence	(0.3)	(0.3)
Inventories, net	$41.2	$32.9

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	March 31, 2022	December 31, 2021
Land	$4.1	$4.1
Buildings and improvements	8.8	9.2
Machinery and equipment	29.4	22.3
Computer and office equipment	10.5	12.7
Converting machines	167.3	164.1
Total property, plant, and equipment	220.1	212.4
Accumulated depreciation	(97.0)	(86.1)
Property, plant, and equipment, net	$123.1	$126.3

Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
Depreciation expense included in	2022	2021
Cost of goods sold	$10.6	$9.1
Depreciation and amortization expense	0.9	1.4
Total depreciation expense	$11.5	$10.5

Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	March 31, 2022	December 31, 2021
Employee compensation	$2.2	$1.5
Taxes	10.8	6.9
Professional fees	3.5	4.6
Bonus	3.3	10.1
Interest	1.6	1.7
Interest rate swap liability, current portion	0.4	3.8
Other	1.2	2.9
Accrued liabilities and other	$23.0	$31.5

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information
Interest paid	$5.1	$5.5
Taxes paid	0.7	0.7
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$0.1	$8.9
Capital expenditures in accounts payable	$0.7	$0.3

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

	Three Months Ended March 31,
	2022	2021
Revenue
North America	$30.9	$28.1
Europe/Asia	51.6	59.6
Net revenue	82.5	87.7

Segment gross profit
North America	9.9	9.7
Europe/Asia	14.7	26.6
Gross profit	24.6	36.3

Expenses excluded from segment gross profit
Selling, general and administrative expenses	29.7	19.1
Depreciation and amortization expense	8.2	8.7
Other operating expense, net	0.5	0.8
Interest expense	5.0	5.6
Foreign currency gain	(0.6)	(3.6)
Income (loss) before income tax benefit	$(18.2)	$5.7

Our customers are not concentrated in any specific geographic region. During the three months ended March 31, 2022 and 2021, no customers exceeded 10% of net revenue.

The following table presents our long-lived assets by geographic region:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	March 31, 2022	December 31, 2021
North America	$61.8	$62.1
Europe/Asia	61.3	64.2
Total long-lived assets	$123.1	$126.3

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

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of March 31, 2022 and December 31, 2021.

Deferred revenue represents contractual amounts received from customers that exceed percentage of project completion that is in excess of costs incurred for automation equipment sales, as well as prepayments for machine fees. Prepayments for machine fees are amortized over the next quarter. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the unaudited condensed consolidated balance sheets. Changes in deferred revenue were as follows:

Three Months Ended March 31,
2022
Beginning balance	$3.1
Deferral of revenue	2.8
Recognition of revenue	(3.8)
Ending balance	$2.1

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended March 31,
	2022	2021
ASC 606
North America	$25.6	$23.6
Europe/Asia	44.7	53.3
Total paper and other revenue	$70.3	$76.9
ASC 842
Machine lease revenue	$12.2	$10.8
Net revenue	$82.5	$87.7

North America consists of the United States, Canada and Mexico, among others; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries, among others.

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

We assessed whether events or circumstances indicate that it was more likely than not that our goodwill and indefinite-lived intangible assets were impaired as of March 31, 2022. The goodwill and indefinite-lived intangible assets assessments included consideration of key factors such as macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events. We concluded that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying values at March 31, 2022.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2021	338.8	114.2	453.0
Currency translation	-	(1.7)	(1.7)
Balance at March 31, 2022	$338.8	$112.5	$451.3

Finite-Lived Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Impairment of Long-lived Assets

We review our long-lived assets, including amortizable intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets. As of March 31, 2022, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$200.1	$(37.6)	$162.5	$201.7	$(34.6)	$167.1
Patented/unpatented technology	172.1	(43.6)	128.5	171.9	(39.4)	132.5
Intellectual property	0.6	(0.1)	0.5	0.6	(0.1)	0.5
In-process research and development	0.7	-	0.7	-	-	-
Total definite-lived intangible assets	373.5	(81.3)	292.2	374.2	(74.1)	300.1
Trademarks/tradenames with indefinite lives	106.4	-	106.4	106.4	-	106.4
Identifiable intangible assets, net	$479.9	$(81.3)	$398.6	$480.6	$(74.1)	$406.5

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at March 31, 2022:

Year	Amount
2022	$22.0
2023	29.3
2024	29.3
2025	28.8
2026	28.4
Thereafter	153.7
$291.5

Amortization expense was $7.3 million and $7.4 million in the first quarter of 2022 and 2021, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of March 31, 2022:

Remaining Weighted-Average Useful Life
	March 31, 2022	December 31, 2021
Customer/distributor relationships	12 years	12 years
Patented/unpatented technology	8 years	9 years
Intellectual property	7 years	7 years
Total identifiable assets, net with definite lives	10 years	11 years

Note 7 — Long-Term Debt

Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), Ranger Packaging LLC, a Delaware limited liability company (the “U.S. Borrower”), and Ranpak B.V., a private limited liability company under the laws of the Netherlands (the “Dutch Borrower” and together with the U.S. Borrower, the “Borrowers”), entered into a First Lien Credit Agreement on June 3, 2019 that provided for senior secured credit facilities to, in part, (i) fund a business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. In June 2021, we prepaid $20.9 million of principal

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

on the First Lien Dollar Term Facility (the “June 2021 Prepayment”). As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the Revolving Facility.

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Euro Term Facility	152.3	155.0
Finance lease liabilities	1.6	1.5
Deferred financing costs, net	(4.8)	(5.1)
Total debt	399.1	401.4
Less: current portion of long-term debt	(0.4)	(0.4)
Less: current portion of finance lease liabilities	(0.6)	(0.6)
Long-term debt	$398.1	$400.4

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings, assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings. The interest rate for the First Lien Dollar Term Facility as of March 31, 2022 and December 31, 2021 was 3.99% and 3.85%, respectively. The interest rate for the First Lien Euro Term Facility as of March 31, 2022 and December 31, 2021 was 3.75% and 3.75%, respectively.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of March 31, 2022, we had $0.9 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $44.1 million.

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

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. We were in compliance with all financial covenants as of March 31, 2022.

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

On January 31, 2019, the Company entered into a business combination contingent interest rate swap in a notional amount of $200.0 million (the “January 2019 Swap”) to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The January 2019 Swap became effective on June 3, 2019 and would have terminated on June 3, 2022. The January 2019 Swap economically converts a portion of the variable rate debt to fixed rate debt. The Company receives floating interest payments monthly based on one-month LIBOR and pays a fixed rate of 2.56% to the counterparty. Prior to September 25, 2019, the Company did not apply hedge accounting to the January 2019 Swap. Changes in fair value were recorded to interest expense.

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
March 31, 2022
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

As of March 31, 2022, we anticipate having to reclassify $0.4 million from accumulated other comprehensive income into earnings during the next twelve months to offset the variability of the hedged items during this period.

On September 1, 2021, we entered into a cross currency swap (the “September 2021 Swap”) to protect our net investment in a European subsidiary and hedge against the risk of adverse changes in the exchange rate of the Euro and U.S. dollar (“USD”). On September 1, 2021, we designated the September 2021 Swap as a net investment hedge. The September 2021 Swap involves the receipt of fixed-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amounts. At a spot exchange rate of 1.1835, we converted notional amounts of approximately $80.0 million at 5.84% for €67.6 million at 5.02%. The change in fair value of the September 2021 Swap is recorded in currency translation in other comprehensive income and accumulated other comprehensive income. Components of the September 2021 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income and into interest expense over the life of the September 2021 Swap to maturity on June 1, 2024.

In February 2022, we terminated the September 2021 Swap. The resulting cash inflow of approximately $2.1 million is recorded within other comprehensive income. We simultaneously entered into another cross-currency swap (the “February 2022 Swap”) and designated it as a net investment hedge. The February 2022 Swap involves the receipt of fixed-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amounts. At a spot exchange rate of 1.1345, we converted notional amounts of approximately $80.0 million at 5.84% for €70.5 million at 4.37%. The change in fair value of the February 2022 Swap is recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income. Components of the February 2022 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income and into interest expense over the life of the February 2022 Swap to maturity on June 1, 2024.

In April 2022, we terminated the February 2022 Swap, resulting in a cash inflow of approximately $2.8 million. We simultaneously entered into another cross-currency swap (the “April 2022 Swap”) and designated it as a net investment hedge. At a spot exchange rate of 1.0827, we converted notional amounts of approximately $80.0 million at 5.84% for €73.9 million at 3.93%. The April 2022 Swap matures on June 1, 2024.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

		Assets (Liabilities)
	Balance Sheet Classification	March 31, 2022	December 31, 2021
Interest Rate Swap Agreements
Designated as cash flow hedges	Accrued liabilities and other	$(0.4)	$(3.8)
Designated as cash flow hedges	Derivative instruments	-	(2.4)
Designated as cash flow hedges	Other assets	2.0	-
		$1.6	$(6.2)

Cross-Currency Swap Agreement
Designated as net investment hedge	Other assets	$0.9	$2.3
		$0.9	$2.3

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statements of operations. The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended March 31,
	2022	2021
Total interest expense presented in the statement of operations	$5.0	$5.6
Interest rate swap agreements designated as cash flow hedges	1.0	1.0
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$(0.3)	$-

Note 9 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive income at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(0.3)	$-	$(0.3)
Unrealized gain (loss) on interest rate swaps	4.9	(0.9)	4.0
Unrealized gain (loss) on cross-currency swap	0.9	(0.2)	0.7
Realized gain (loss) on cross-currency swap	2.1	(0.5)	1.6
Total	$7.6	$(1.6)	$6.0

	December 31, 2021
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$2.5	$-	$2.5
Unrealized gain (loss) on interest rate swaps	(3.2)	1.0	(2.2)
Unrealized gain (loss) on cross-currency swap	2.9	(0.6)	2.3
Total	$2.2	$0.4	$2.6

The following table presents the changes in accumulated other comprehensive income by component:

	Three Months Ended March 31, 2022
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross-currency swap	Realized gain (loss) on cross-currency swap	Total
Beginning balance	$2.5	$(2.2)	$2.3	$-	$2.6
Other comprehensive income (loss) before reclassifications	(2.8)	9.1	(1.7)	1.6	6.2
Amounts reclassified from accumulated other comprehensive income (loss)	-	(2.9)	0.1	-	(2.8)
Ending balance	$(0.3)	$4.0	$0.7	$1.6	$6.0

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of March 31, 2022 and December 31, 2021. The carrying value of borrowings under the Facilities approximates fair value due to the variable interest rates associated with those borrowings.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of March 31, 2022 and December 31, 2021:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2022
Money market fund	$55.0	$55.0	$-	$-
Current and long-term debt	403.9	-	403.9	-
Interest rate swap agreements	1.6	-	1.6	-
Cross-currency swap agreement	$0.9	$-	$0.9	$-

December 31, 2021
Money market fund	$70.0	$70.0	$-	$-
Current and long-term debt	406.5	-	406.5	-
Interest rate swap agreements	6.2	-	6.2	-
Cross-currency swap agreement	$2.3	$-	$2.3	$-

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

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended March 31,
	2022	2021
Effective tax rate	22.7%	(10.9)%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to a jurisdictional mix of income between periods. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation, the U.S. foreign-derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of March 31, 2022, tax years 2019 through 2022 are subject to examination by the tax authorities.

Pursuant to ASC 740, Income Taxes (“ASC 740”), as of each balance sheet date, we assess uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.

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

Operating leases and finance leases are included in the condensed consolidated balance sheets as follows:

	Classification	March 31, 2022	December 31, 2021
Lease assets
Operating lease right-of-use assets, net	Assets	$5.9	$6.6
Finance lease right of use assets, net	Property, plant, and equipment, net	1.4	1.5
Total lease assets		$7.3	$8.1
Lease liabilities
Operating lease liabilities, current	Current liabilities	$2.2	$2.4
Operating lease liabilities, non-current	Liabilities	3.8	4.3
Finance lease liabilities, current	Current portion of long-term debt	0.6	0.6
Finance lease liabilities, non-current	Long-term debt	1.0	0.9
Total lease liabilities		$7.6	$8.2

The components of lease costs, which are included in income from operations in our condensed consolidated statements of operations and comprehensive income (loss), were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating leases
Operating lease costs	$0.8	$0.7
Variable lease costs	-	0.2
Total operating lease costs	$0.8	$0.9
Finance leases
Amortization of right-of-use asset	$0.2	$0.2
Interest on finance lease liabilities	-	-
Total finance lease costs	$0.2	$0.2

Maturities of lease liabilities as of March 31, 2022 are as follows:

	Operating	Finance	Total
2022	$1.9	$0.5	$2.4
2023	1.7	0.5	2.2
2024	1.4	0.3	1.7
2025	1.2	0.1	1.3
2026	0.2	0.3	0.5
2027 and Thereafter	-	-	-
Total lease payments	6.4	1.7	8.1
Less lease interest	(0.4)	(0.1)	(0.5)
Total lease liabilities	$6.0	$1.6	$7.6

Additional information related to leases is presented as follows:

	March 31, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term	3.4 years	3.5 years
Weighted average discount rate	3.8%	3.8%
Finance leases
Weighted average remaining lease term	2.8 years	3.0 years
Weighted average discount rate	3.3%	3.3%

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$0.7	$0.6
Operating cash flows from finance leases	-	-
Financing cash flows from finance leases	0.2	0.1
Total cash paid	$0.9	$0.7

Leased assets obtained in exchange for new operating lease liabilities	$-	$7.1
Leased assets obtained in exchange for new finance lease liabilities	0.1	1.8
Right-of-use assets obtained in exchange for lease liabilities	$0.1	$8.9

As previously noted, our machine lease revenue is accounted for under ASC 842 and is recognized on a straight-line basis over the terms of the agreements with customers, which have durations of less than one year.

Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition,

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three months ended March 31, 2022.

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

The table below summarizes certain data for our stock-based compensation plans:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense	$8.8	$2.7
Tax benefit for stock-based compensation	0.3	0.4
Stock-based compensation expense, net of tax	$9.1	$3.1

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

At the annual meeting in May 2021, shareholders approved an amendment to the 2019 Plan (the "Amended Plan") that authorized an additional 9.0 million shares for issuance for future awards. As of March 31, 2022, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(6,212,832)
Awards forfeited	928,792
Available for future awards	7,834,015

Awards vested	1,979,138

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Restricted Stock Units — RSUs represent a right to receive one share of our common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. Typically RSUs vest ratably over a two-year period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a ratable basis.

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

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2021	508,871	$15.61	2,818,257	$22.38
Granted	117,219	22.96	598,053	22.28
Vested	(264,915)	15.29	(466,059)	14.24
Forfeited	(6,521)	26.48	(28,367)	21.66
Outstanding at March 31, 2022	354,654	$18.08	2,921,884	$23.66

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

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	28,364	$24.69
Granted	2,495	37.58
Vested	(2,495)	37.58
Balance at March 31, 2022	28,364	$24.69

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

Preferred Shares — The Company’s charter authorizes 1.0 million shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board of Directors is able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of March 31, 2022, the Company had no preferred stock outstanding.

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

As of March 31, 2022, we have not issued any instruments that were considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of our earnings (loss) per share:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$(14.1)	$6.3
Net income (loss) attributable to common stockholders for basic and diluted EPS	$(14.1)	$6.3

Denominator:
Basic weighted average common shares outstanding	81,573,467	73,559,340
Dilutive effect of assumed vesting of RSUs and PRSUs	-	632,804
Dilutive effect of Class A and Class C earnout shares	-	2,056,370
Diluted weighted average common shares outstanding	81,573,467	76,248,514

Earnings (loss) per share attributable to common stockholders
Basic	$(0.17)	$0.09
Diluted	$(0.17)	$0.08

Two-class method:
Class A Common Stock
Basic weighted average common shares outstanding	78,652,368	67,222,766
Dilutive effect of assumed vesting of RSUs and PRSUs	-	632,804
Dilutive effect of Class A earnout shares	-	1,881,651
Diluted weighted average common shares outstanding	78,652,368	69,737,221
Proportionate share of net income (loss)	$(13.6)	$5.8
Class A – basic earnings (loss) per share	$(0.17)	$0.09
Class A – diluted earnings (loss) per share	$(0.17)	$0.08

Class C Common Stock
Basic weighted average common shares outstanding	2,921,099	6,336,574
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-
Dilutive effect of Class C earnout shares	-	174,719
Diluted weighted average common shares outstanding	2,921,099	6,511,293
Proportionate share of net income (loss)	$(0.5)	$0.5
Class C – basic earnings (loss) per share	$(0.17)	$0.08
Class C – diluted earnings (loss) per share	$(0.17)	$0.08

The dilutive effect of 1.2 million shares in the first quarter of 2022 was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended March 31,
	2022	2021
RSUs and PRSUs	3,270,039	134,122
Total antidilutive securities	3,270,039	134,122

Note 17 — Transactions with Related Parties

Shared Services Agreement

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement amounted to approximately $0.1 million and $0.1 million for the first quarter of 2022 and 2021, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Ranpak included in our 2021 10-K, filed with the SEC on February 28, 2022. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report on Form 10-Q.

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

Overview

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-commerce and industrial supply chains. Since inception in 1972, we have delivered high quality protective packaging solutions, while maintaining commitment to environmental sustainability. We assemble our PPS systems and provide the PPS systems and paper consumables to customers, which include direct end-users and our network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials. We operate manufacturing facilities in the United States and Europe. For our Automation product lines, we currently have dedicated facilities in Virginia and the Netherlands. R Squared Robotics, a division of Ranpak, uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions. We are currently building one facility in the Netherlands, with dedicated space for Automation functions, and renovating or building two facilities in the United States, one of which will be primarily dedicated to Automation functions. We also maintain sales and administrative offices in Brazil, France, China, Japan, and Singapore. We are a global business that generated approximately 64.9% of our 2021 net revenue outside of the United States.

As of March 31, 2022, we had an installed base of approximately 134.5 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $82.5 million and $87.7 million in the three months ended March 31, 2022 and 2021, respectively.

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

In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our Unaudited Condensed Consolidated Statements of Operations In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income.

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

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has resulted in rapid changes in market and economic conditions around the world as COVID-19 continues to spread. We derive a significant portion of our revenue from sales of PPS systems to e-commerce end-users and demand from these end-users has been strong, offsetting reductions in demand for these products from customers in other industries. However, social distancing and similar measures adopted in many jurisdictions around the world have impacted our ability to demonstrate and install our PPS systems and Automation products and, as a result, such demonstrations and installations have been delayed. If social distancing measures continue for an extended period of time, growth in our PPS system base, acquisition of new customers and sales of Automation products may be adversely affected. We believe that these impacts are not unique to us and that our industry competitors have been impacted in a similar fashion. We are deemed an essential business under the Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response issued by the United States Cybersecurity and Infrastructure Security Agency and pursuant to state decisions in states where our domestic production and distribution facilities are located. We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to measures designed to promote a safe operating environment. While we have experienced limited delays in receiving certain supplies we use to assemble our packaging systems, to date, these measures have not materially impacted the cost of producing and distributing our products, the cost and availability of raw materials and components, and we have encountered minimal disruption in our ability to fulfill customer orders. We continue to monitor our liquidity position closely and have extended payment terms to certain of our customers when necessary. While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, at the time of this filing, we cannot predict the extent to which we will ultimately be impacted due to the evolving and highly uncertain nature and duration of the COVID-19 pandemic. See “Risk Factors” in the 2021 10-K. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.

Key Performance Indicators and Other Factors Affecting Performance

We use the following key performance indicators and monitors the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.

PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems by product line as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	35.3	34.1	1.2	3.5
Void-Fill machines	78.3	70.0	8.3	11.9
Wrapping machines	20.9	16.6	4.3	25.9
Total	134.5	120.7	13.8	11.4

Paper and Other Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we historically have negotiated supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. In 2021 and 2022, global inflation and other macroeconomic factors, including COVID-19 and the conflict between Russia and Ukraine, have contributed to the increases in the cost of paper. Further, the conflict between Russia and Ukraine has caused certain headwinds, including (i) shipping variabilities due to truck driver shortages; (ii) increased energy costs, particularly in Europe; (iii) increased pricing for paper products as a result of decreased availability of paper products previously sourced from Russian paper mills; and (iv) increased shipping times for paper products sourced from Russian paper mills. However, due to these macroeconomic conditions, we anticipate vendor apprehension in committing to lengthier purchase arrangements and we expect our cost of goods sold to increase. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some pressure on our gross margin in the medium term.

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2022 and 2021 with line items presented in millions of dollars.

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

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three months ended March 31, 2022 and 2021. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three months ended March 31, 2022 and 2021.

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	% Net revenue	2021	% Net revenue
Net revenue	$82.5	―	$87.7	―
Cost of goods sold	57.9	70.2	51.4	58.6
Gross profit	24.6	29.8	36.3	41.4
Selling, general and administrative expenses	29.7	36.0	19.1	21.8
Depreciation and amortization expense	8.2	9.9	8.7	9.9
Other operating expense, net	0.5	0.6	0.8	0.9
Income from operations	(13.8)	(16.7)	7.7	8.8
Interest expense	5.0	6.1	5.6	6.4
Foreign currency gain	(0.6)	(0.7)	(3.6)	(4.1)
Income (loss) before income tax benefit	(18.2)	(22.1)	5.7	6.5
Income tax benefit	(4.1)	(5.0)	(0.6)	(0.7)
Net income (loss)	$(14.1)	(17.1)	$6.3	7.2

Non-GAAP Constant Currency
EBITDA	$5.7		$28.5
AEBITDA	$19.1		$28.0

Net Revenue

The following tables and the discussion that follows compare Ranpak’s net revenue by geographic region and by product line for the first quarter of 2022 and 2021 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further:

	Three Months Ended March 31,
	2022	% Net revenue	2021	% Net revenue
North America	$30.9	37.5	$28.1	32.0
Europe/Asia	51.6	62.5	59.6	68.0
Net revenue	$82.5	100.0	$87.7	100.0

Cushioning machines	$35.6	43.2	$39.7	45.3
Void-Fill machines	31.8	38.5	34.3	39.1
Wrapping machines	11.0	13.3	11.6	13.2
Other	4.1	5.0	2.1	2.4
Net revenue	$82.5	100.0	$87.7	100.0

	Non-GAAP Constant Currency
	Three Months Ended March 31,
	2022	% Net revenue	2021	% Net revenue	$ Change	% Change
North America	$30.9	36.8	$28.1	33.1	$2.8	10.0
Europe/Asia	53.0	63.2	56.9	66.9	(3.9)	(6.9)
Net revenue	$83.9	100.0	$85.0	100.0	$(1.1)	(1.3)

Cushioning machines	$36.3	43.3	$38.2	44.9	$(1.9)	(5.0)
Void-Fill machines	32.3	38.5	33.4	39.3	(1.1)	(3.3)
Wrapping machines	11.1	13.2	11.3	13.3	(0.2)	(1.8)
Other	4.2	5.0	2.1	2.5	2.1	100.0
Net revenue	$83.9	100.0	$85.0	100.0	$(1.1)	(1.3)

Net revenue for the first quarter of 2022 was $82.5 million compared to net revenue of $87.7 million in the first quarter of 2021, a decrease of $5.2 million or 5.9% year over year. Net revenue was negatively impacted by decreases in cushioning, void-fill, wrapping, slightly offset by an increase in other sales. In addition to currency headwinds, revenue from all product categories was negatively affected by our global transition to a new cloud-based enterprise resource planning (“ERP”) system. The ERP system transition created certain obstacles that affected operations, including scheduled downtime for cutting over to the new ERP system; processing and shipping inefficiencies associated with using a new ERP system; and, while transitioning to the new ERP system, the delay of pricing increases to help offset input cost pressures. Additionally, the Omicron variant of COVID-19 limited customer visits that help facilitate sales. Cushioning decreased $4.1 million, or 10.3%, to $35.6 million from $39.7 million; void-fill decreased $2.5 million, or 7.3%, to $31.8 million from $34.3 million; wrapping decreased $0.6 million, or 5.2%, to $11.0 million from $11.6 million; and other sales increased $2.0 million, or 95.2%, to $4.1 million from $2.1 million, for the first quarter of 2022 compared to the first quarter of 2021. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The decrease in net revenue is quantified by a decrease in the volume of sales of our paper consumable products of approximately 21.2 percentage points (“pp”), largely attributable to the aforementioned ERP system implementation. The decrease was partially offset by a 16.5 pp increase in the price or mix of our paper consumable products, and an increase of 3.4 pp in sales of automated box sizing equipment. Constant currency net revenue was $83.9 million for the first quarter of 2022, a $1.1 million, or 1.3%, decrease from constant currency net revenue of $85.0 million for the first quarter of 2021.

Net revenue in North America for the first quarter of 2022 totaled $30.9 million compared to net revenue in North America of $28.1 million in the first quarter of 2021. The increase of $2.8 million, or 10.0%, was primarily attributable to an increase in cushioning, void-fill, and wrapping sales, partially offset by a decrease in other sales.

Net revenue in Europe/Asia for the first quarter of 2022 totaled $51.6 million compared to net revenue in Europe/Asia of $59.6 million in the first quarter of 2021. The decrease of $8.0 million, or 13.4%, was driven primarily by decreases in cushioning, void-fill, wrapping, as well as currency headwinds and offset somewhat by an increase in other sales. Constant currency net revenue in Europe/Asia was $53.0 million for the first quarter of 2022, a $3.9 million, or 6.9%, decrease from constant currency net revenue of $56.9 million for the first quarter of 2021.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2022 totaled $57.9 million, an increase of $6.5 million, or 12.6%, compared to $51.4 million in the first quarter of 2021. The change was primarily due to increased paper and freight costs and an increase in depreciation of $1.5 million over the prior year. Constant currency cost of goods sold increased by $9.0 million, or 18.0%, to $58.9 million in the first quarter of 2022 from $49.9 million for the first quarter of 2021. As a result, on a constant currency basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 11.5 pp to 29.8% in the first quarter of 2022 from 41.3% for the first quarter of 2021.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the first quarter of 2022 was $29.7 million, an increase of $10.6 million, or 55.5%, from $19.1 million in the first quarter of 2021. Constant currency SG&A increased by $11.3 million, or 60.4%, to $30.0 million in the first quarter of 2022 from $18.7 million for the first quarter of 2021, largely due to increases in stock compensation expense from the 2021 LTIP PRSUs, increased headcount and associated compensation, and ERP system implementation costs. As a percentage of constant currency net revenue, constant currency SG&A increased to 35.8% in the first quarter of 2022 from 22.0% in the first quarter of 2021.

Depreciation and Amortization

Depreciation and amortization expenses for the first quarter of 2022 were $8.2 million, a decrease of $0.5 million, or 5.7%, from $8.7 million in the first quarter of 2021 primarily due to a decrease in depreciation of office equipment. Constant currency depreciation and amortization expenses decreased by $0.3 million, or 3.5%, to $8.3 million in the first quarter of 2022 from $8.6 million in the first quarter of 2021. As a percentage of constant currency net revenue, constant currency depreciation and amortization expenses decreased to 9.9% in the first quarter of 2022 from 10.1% in the first quarter of 2021.

Other Operating Expense (Income), Net

Other operating income, net for the first quarter of 2022 was $0.5 million, a change of $0.3 million, or 37.5%, from expense of $0.8 million in the first quarter of 2021. Constant currency other operating expense, net, was not materially impacted by constant currency adjustments in the first quarter of 2022 or 2021. The change in other operating expense (income), net was largely driven by decreases in research and development costs. As a percentage of constant currency net revenue, constant currency other operating expense, net, decreased to 0.8% in the first quarter of 2022 from 0.9% in the first quarter of 2021.

Interest Expense

Interest expense for the first quarter of 2022 was $5.0 million, a decrease of $0.6 million, or 10.7%, from $5.6 million in the first quarter of 2021. The change was due to a decrease in debt in the first quarter of 2022 compared to the first quarter of 2021. Constant currency interest expense was not materially impacted by constant currency adjustments in the first quarter of 2022 or the first quarter of 2021. As a percentage of constant currency net revenue, constant currency interest expense decreased to 6.0% in the first quarter of 2022 from 6.6% in the first quarter of 2021.

Foreign Currency Gain

Foreign currency gain for the first quarter of 2022 was $0.6 million, a change of $3.0 million, or 83.3%, from foreign currency gain of $3.6 million in the first quarter of 2021 due to a decline in Euro exchange rates compared to USD. As a percentage of constant currency net revenue, constant currency foreign currency gain decreased to 0.7% in the first quarter of 2022 from 4.7% in the first quarter of 2021.

Income Tax Benefit

Income tax benefit for the first quarter of 2022 was $4.1 million, or an effective tax rate of 22.7%. Income tax benefit was $0.6 million in the first quarter of 2021, or an effective tax rate of negative 10.9%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation, the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the first quarter of 2022 increased $20.4 million to $14.1 million from net income of $6.3 million in the first quarter of 2021. Constant currency net loss was $14.2 million in the first quarter of 2022 compared to constant currency net income of $6.1 million for the first quarter of 2021. The change was due to the reasons discussed above.

Constant Currency EBITDA and AEBITDA

EBITDA for the first quarter of 2022 was $5.7 million, a decrease of $22.8 million, or 80.0%, compared to $28.5 million in the first quarter of 2021. Adjusting for one-time costs, constant currency AEBITDA for the first quarter of 2022 and 2021 totaled $19.1 million and $28.0 million, respectively, a decrease of $8.9 million, or 31.8%.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	As reported	Constant Currency(4)	Non-GAAP
Net revenue	$82.5	$1.4	$83.9
Cost of goods sold	57.9	1.0	58.9
Gross profit	24.6	0.4	25.0
Selling, general and administrative expenses	29.7	0.3	30.0
Depreciation and amortization expense	8.2	0.1	8.3
Other operating expense, net	0.5	0.2	0.7
Income (loss) from operations	(13.8)	(0.2)	(14.0)
Interest expense	5.0	-	5.0
Foreign currency gain	(0.6)	-	(0.6)
Loss before income tax benefit	(18.2)	(0.2)	(18.4)
Income tax benefit	(4.1)	(0.1)	(4.2)
Net loss	$(14.1)	$(0.1)	(14.2)

Constant currency-effected add(1):
Depreciation and amortization expense - COS			10.8
Depreciation and amortization expense - D&A			8.3
Interest expense			5.0
Income tax benefit			(4.2)
Constant currency EBITDA			5.7

Constant currency-effected adjustments(2):
Unrealized gain translation			(0.6)
M&A, restructuring, severance			0.5
Amortization of restricted stock units			8.8
Amortization of cloud-based software implementation costs(3)			0.7
Cloud-based software implementation costs			2.6
Other adjustments			1.4
Constant currency AEBITDA			$19.1

	Three Months Ended March 31, 2021
	As reported	Constant Currency(4)	Non-GAAP
Net revenue	$87.7	$(2.7)	$85.0
Cost of goods sold	51.4	(1.5)	49.9
Gross profit	36.3	(1.2)	35.1
Selling, general and administrative expenses	19.1	(0.4)	18.7
Depreciation and amortization expense	8.7	(0.1)	8.6
Other operating expense, net	0.8	-	0.8
Income from operations	7.7	(0.7)	7.0
Interest expense	5.6	-	5.6
Foreign currency loss	(3.6)	(0.4)	(4.0)
Income before income tax benefit	5.7	(0.3)	5.4
Income tax benefit	(0.6)	(0.1)	(0.7)
Net income	$6.3	$(0.2)	6.1

Constant currency-effected add(1):
Depreciation and amortization expense - COS			8.9
Depreciation and amortization expense - D&A			8.6
Interest expense			5.6
Income tax benefit			(0.7)
Constant currency EBITDA			28.5

Constant currency-effected adjustments(2):
Unrealized gain translation			(3.6)
Non-cash impairment losses			0.2
M&A, restructuring, severance			0.1
Amortization of restricted stock units			2.7
Other adjustments			0.1
Constant currency AEBITDA			$28.0

	Non-GAAP Constant Currency
	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net revenue	$83.9	$85.0	$(1.1)	(1.3)
Cost of goods sold	58.9	49.9	9.0	18.0
Gross profit	25.0	35.1	(10.1)	(28.8)
Selling, general and administrative expenses	30.0	18.7	11.3	60.4
Depreciation and amortization expense	8.3	8.6	(0.3)	(3.5)
Other operating expense, net	0.7	0.8	(0.1)	(12.5)
Income (loss) from operations	(14.0)	7.0	(21.0)	(300.0)
Interest expense	5.0	5.6	(0.6)	(10.7)
Foreign currency gain	(0.6)	(4.0)	3.4	(85.0)
Income (loss) before income tax benefit	(18.4)	5.4	(23.8)	(440.7)
Income tax benefit	(4.2)	(0.7)	(3.5)	500.0
Net income (loss)	(14.2)	6.1	(20.3)	(332.8)

Constant currency-effected add(1):
Depreciation and amortization expense - COS	10.8	8.9	1.9	21.3
Depreciation and amortization expense - D&A	8.3	8.6	(0.3)	(3.5)
Interest expense	5.0	5.6	(0.6)	(10.7)
Income tax benefit	(4.2)	(0.7)	(3.5)	500.0
Constant currency EBITDA	5.7	28.5	(22.8)	(80.0)

Constant currency-effected adjustments(2):
Unrealized gain translation	(0.6)	(3.6)	3.0	(83.3)
Non-cash impairment losses	-	0.2	(0.2)	(100.0)
M&A, restructuring, severance	0.5	0.1	0.4	400.0
Amortization of restricted stock units	8.8	2.7	6.1	225.9
Amortization of cloud-based software implementation costs(3)	0.7	-	0.7	―
Cloud-based software implementation costs	2.6	-	2.6	―
Other adjustments	1.4	0.1	1.3	1,300.0
Constant currency AEBITDA	$19.1	$28.0	$(8.9)	(31.8)

(see subsequent footnotes)

(1) Reconciliations of EBITDA and AEBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent, and accordingly include the adjustments shown in the “Constant Currency” column to net (loss) income of each table.

(2) Adjustments are related to non-cash unusual or infrequent costs such as: effects of non-cash foreign currency remeasurement or adjustment; impairment of returned machines; costs associated with the evaluation of acquisitions; costs associated with executive severance; costs associated with restructuring actions such as plant rationalization or realignment, reorganization, and reductions in force; costs associated with the implementation of the global ERP system; and other items deemed by management to be unusual, infrequent, or non-recurring.

(3) Represents amortization of capitalized costs related to the implementation of the global ERP system, which are included in SG&A.

(4) Effect of Euro constant currency adjustment to a rate of €1.00 to $1.15 on each line item is as follows:

	Three Months Ended March 31,
	2022	2021
Net revenue	$1.4	$(2.7)
Cost of goods sold	1.0	(1.5)
Gross profit	0.4	(1.2)
Selling, general and administrative expenses	0.3	(0.4)
Depreciation and amortization expense	0.1	(0.1)
Other operating expense, net	0.2	-
Loss from operations	(0.2)	(0.7)
Interest expense	-	-
Foreign currency gain	-	(0.4)
Loss before income tax benefit	(0.2)	(0.3)
Income tax benefit	(0.1)	(0.1)
Net loss	$(0.1)	$(0.2)

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

We believe that our estimated cash from operations together with borrowing capacity under the revolving portion of the Facilities will provide us with sufficient resources to cover our current requirements. Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of PPS systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. To the extent that we execute acquisitions or partnerships as part of our growth strategy, we would expect to fund those with a combination of cash on hand, borrowings, and issuances of equity. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets resulting from the COVID-19 pandemic, the conflict between Russia and Ukraine, or other macroeconomic factors could make obtaining new equity or debt financing more difficult or expensive.

We had $80.5 million in cash and cash equivalents as of March 31, 2022 and $103.9 million as of December 31, 2021. We sold approximately 5.3 million shares of Class A common stock in the May 2021 Equity Offering for net proceeds of $103.4 million. We used $70.0 million of proceeds from the May 2021 Equity Offering to invest in a money market fund to generate short-term cash returns. Additionally, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility in the June 2021 Prepayment.

Including finance lease liabilities and excluding deferred financing costs, we had $403.9 million in debt, $2.1 million of which was classified as short-term, as of March 31, 2022, compared to $406.5 million in debt, $2.2 million of which was classified as short-term, as of December 31, 2021. At March 31, 2022, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through May 6, 2022.

Debt Profile

The material terms of the Facilities are summarized in Note 7, “Long-Term Debt” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In June 2019, Holdings, the U.S. Borrower, and the Dutch Borrower entered into the Facilities. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the Revolving Facility.

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (i) an adjusted eurocurrency rate or (ii) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of March 31, 2022 and December 31, 2021, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of March 31, 2022, we had $0.9 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $44.1 million.

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

Permitted Exit Payment

Additionally, as a result of making the Exit Payment to our lenders, we became eligible to enter into the Permitted Exit Payment Amendment (as defined in the Credit Agreement) to the Credit Agreement which, among other things, would introduce additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. On July 28, 2021, the Permitted Exit Payment Amendment to the Credit Agreement became effective

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(9.4)	$12.5
Net cash used in investing activities	(10.7)	(11.2)
Net cash used in financing activities	(3.1)	(8.8)
Effect of Exchange Rate Changes on Cash	(0.2)	(0.5)
Net Increase in Cash and Cash Equivalents	(23.4)	(8.0)
Cash and Cash Equivalents, beginning of period	103.9	48.5
Cash and Cash Equivalents, end of period	$80.5	$40.5

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities was $9.4 million in the three months ended March 31, 2022. Cash provided by operating activities was $12.5 million in the three months ended March 31, 2021. The changes in operating cash flows are largely due to the decreases in cash earnings and working capital as a result of the transition activities during our ERP system implementation.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $10.7 million in the three months ended March 31, 2022 and reflects cash used for production of converter equipment and the renovation of our global headquarters in Concord, Ohio. Cash used in investing activities was $11.2 million in the three months ended March 31, 2021 and reflects cash used for production of converter equipment and technology infrastructure improvements.

Cash Flows Used in Financing Activities

Net cash provided by financing activities was $3.1 million in the three months ended March 31, 2022 and reflects debt payments. Net cash used in financing activities was $8.8 million in the three months ended March 31, 2021 and reflects debt repayments and the Exit Payment.

Contractual Obligations and Other Commitments

We lease production and administrative facilities as well as automobiles, machinery and equipment. We have various contractual obligations and commercial commitments that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed. There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2021 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our 2021 10-K.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $1.0 million impact on our cash interest expense for the three months ended March 31, 2022. We use interest rate swap agreements to manage this exposure.

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

There were no other changes to our debt and interest rate swap agreements from those disclosed in the 2021 10-K.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our functional currency. See “Effect of Currency Fluctuations” in Item 2 previously for more information about our foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with a cross currency swap. Refer to Note 8, “Derivative Instruments” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

For the three months ended March 31, 2022, net revenue denominated in currencies other than USD amounted to $51.6 million or 62.5% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to USD would have caused our reported net revenue for the three months ended March 31, 2022 to increase or decrease by approximately $5.2 million.

Commodity Price Risk

While our business is significantly impacted by price fluctuations related to the purchase, production and sale of paper products, we are typically not directly exposed to market price fluctuations in paper purchase or sale prices as we historically have negotiated prices with suppliers on an annual basis and negotiate prices with distributors reflecting competitive market terms. Our strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand. However, due to global inflation and other macroeconomic factors, including COVID-19 and the conflict between Russia and Ukraine, we may be subject to more commodity price volatility than we have historically experienced.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2022, we implemented a new ERP system globally across our Company that will be used to better manage our business and summarize our operating results. This ERP system implementation affects multiple financial reporting functions, including accounts receivable, fixed assets, project accounting, accounts payable, and general ledger applications. As a result of this ERP system implementation, we revised certain existing internal controls, processes, and procedures. While we do not believe this ERP system implementation will have an adverse effect on our internal control over financial reporting, there are inherent risks in implementing an ERP system. Accordingly, we will continue to evaluate the design and operating effectiveness of these controls.

Other than this ERP system implementation, there were no changes during the first quarter of 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except the updates to the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our risk factors contained in Item 1A of the 2021 10-K.

We have experienced, and may continue to experience, difficulties with our new enterprise resource planning system.

We are in the process of implementing a new ERP system that will be used to manage our business and summarize our operating results. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human capital resources. We may not be able to successfully complete the full implementation of the ERP system without experiencing additional difficulties, in particular as a result of our limited experience implementing such systems and limited access to qualified information technology personnel. For example, during the first quarter of 2022, the ERP system transition created certain obstacles that affected operations, including scheduled downtime for transitioning over to the new ERP system; processing and shipping inefficiencies associated with using a new ERP system; and, while transitioning to the new ERP system, the delayed implementation of pricing increases to help offset input cost pressures during the period. Any additional disruptions, delays, or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business. It is also possible that the migration to a new ERP system could adversely impact the effectiveness of our internal control over financial reporting, which could lead to material weaknesses or significant deficiencies in our controls.

We may be unable to secure a sufficient supply of paper to meet our production requirements given the limited number of suppliers that produce paper suitable for our products.

A limited number of paper mills produce paper that is suitable for use in our products in the markets in which we operate, and if they fail, experience interruptions in service, or are otherwise unable or unwilling to fill our purchase orders, we may not be able to produce enough of our paper consumables to meet our own production requirements. In addition, there are several grades or types of paper that we use in our products that we obtain from a single source due to the specificity of our requirements and limitations in the available paper products in a given market. For example, in 2021, we purchased approximately 46.1% of our raw paper requirements in North America from a single supplier, WestRock Company (“WestRock”). Increasing consolidation among our suppliers or the paper supply market more broadly may increase our reliance on existing suppliers or impact our ability to obtain alternative suppliers, if necessary. Also, in 2021, we purchased approximately 18.5% of our raw paper requirements in Europe (which approximates 11.4% of global supply) from a supplier in Russia. As a result of the conflict in Ukraine and resulting limitations on the availability of Russian-based paper supplies, our paper suppliers in Western Europe increased pricing and our Russian paper suppliers experienced shipping delays during the first quarter of 2022. We expect additional pricing and shipping impacts to continue as we take steps to reduce our use of Russian-sourced paper suppliers.

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

In 2021 and the first quarter of 2022, global inflation and the conflict between Russia and Ukraine contributed to the increases in the cost of paper, though we have not experienced the full impact of the increases to date because of existing purchase arrangements. However, due to these macroeconomic conditions, we anticipate vendor apprehension in committing to lengthier purchase arrangements and we expect our cost of goods sold to increase. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. If we are unable to minimize the effects of any increases in paper costs through sourcing, pricing or other actions, our results of operations and financial condition may be materially adversely affected.

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

Ranpak Holdings Corp.

Date:	May 6, 2022	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer