Form 10-Q
period 2022-06-30
Ranpak Holdings Corp.
filed 2022-07-28
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 26, 2022, the registrant had 79,052,587 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021

Unaudited Condensed Consolidated Balance Sheets – June 30, 2022 and December 31, 2021

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Paper revenue	$70.2	$73.5	$136.4	$148.3
Machine lease revenue	12.5	12.4	24.7	23.2
Other revenue	4.1	4.1	8.2	6.2
Net revenue	86.8	90.0	169.3	177.7
Cost of goods sold	58.5	54.3	116.4	105.7
Gross profit	28.3	35.7	52.9	72.0
Selling, general and administrative expenses	30.3	24.6	60.0	43.7
Depreciation and amortization expense	8.0	8.7	16.2	17.4
Other operating expense, net	1.4	1.3	1.9	2.1
Income (loss) from operations	(11.4)	1.1	(25.2)	8.8
Interest expense	4.9	6.0	9.9	11.6
Foreign currency (gain) loss	(2.3)	1.2	(2.9)	(2.4)
Loss before income tax benefit	(14.0)	(6.1)	(32.2)	(0.4)
Income tax benefit	(2.7)	(0.9)	(6.8)	(1.5)
Net income (loss)	$(11.3)	$(5.2)	$(25.4)	$1.1

Two-class method
Earnings (loss) per share
Basic	$(0.14)	$(0.07)	$(0.31)	$0.01
Diluted	$(0.14)	$(0.07)	$(0.31)	$0.01
Class A – earnings (loss) per share
Basic	$(0.14)	$(0.07)	$(0.31)	$0.01
Diluted	$(0.14)	$(0.07)	$(0.31)	$0.01
Class C – earnings (loss) per share
Basic	$(0.14)	$(0.07)	$(0.31)	$0.02
Diluted	$(0.14)	$(0.07)	$(0.31)	$0.02

Weighted average number of shares outstanding – Class A and C
Basic	81,943,235	77,653,610	81,759,372	75,617,785
Diluted	81,943,235	77,653,610	81,759,372	77,028,319

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(11.7)	$2.2	$(14.5)	$(6.2)
Interest rate swap adjustments	2.7	0.6	10.8	3.2
Cross-currency swap adjustments	4.2	-	4.3	-
Total other comprehensive income (loss), before tax	(4.8)	2.8	0.6	(3.0)
Provision for income taxes related to other comprehensive income (loss)	1.7	0.2	3.7	0.8
Total other comprehensive income (loss), net of tax	(6.5)	2.6	(3.1)	(3.8)
Comprehensive loss, net of tax	$(17.8)	$(2.6)	$(28.5)	$(2.7)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$59.2	$103.9
Accounts receivable, net	42.8	43.7
Inventories, net	42.8	32.9
Income tax receivable	6.3	2.7
Prepaid expenses and other current assets	20.3	8.3
Total current assets	171.4	191.5

Property, plant and equipment, net	120.4	126.3
Operating lease right-of-use assets, net	5.1	6.6
Goodwill	444.1	453.0
Intangible assets, net	384.9	406.5
Deferred tax assets	-	0.1
Other assets	38.0	29.4
Total assets	$1,163.9	$1,213.4

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$31.4	$33.5
Accrued liabilities and other	18.0	31.5
Current portion of long-term debt	0.9	1.0
Operating lease liabilities, current	1.9	2.4
Deferred machine fee revenue	1.4	3.1
Total current liabilities	53.6	71.5

Long-term debt	388.2	400.4
Deferred tax liabilities	95.3	97.7
Derivative instruments	-	2.4
Operating lease liabilities, non-current	3.3	4.3
Other liabilities	4.6	0.9
Total liabilities	545.0	577.2

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at June 30, 2022 and December 31, 2021
Shares issued and outstanding: 79,039,192 and 78,482,024
at June 30, 2022 and December 31, 2021, respectively	-	-
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at June 30, 2022 and December 31, 2021
Shares issued and outstanding: 2,921,099
at June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	700.1	688.9
Accumulated deficit	(80.7)	(55.3)
Accumulated other comprehensive income (loss)	(0.5)	2.6
Total shareholders' equity	618.9	636.2
Total liabilities and shareholders' equity	$1,163.9	$1,213.4

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	69,005,059	$-	6,511,293	$-	$564.7	$(52.5)	$10.7	$522.9
Stock-based awards vested and distributed	332,718	-	-	-	(1.7)	-	-	(1.7)
Issue Director shares	5,584	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.7	-	-	2.7
Net income	-	-	-	-	-	6.3	-	6.3
Other comprehensive loss	-	-	-	-	-	-	(6.4)	(6.4)
Balance at March 31, 2021	69,343,361	$-	6,511,293	$-	$565.7	$(46.2)	$4.3	$523.8
Shareholder conversion of Class C to Class A	3,590,194	-	(3,590,194)	-	-	-	-	-
May 2021 Equity Offering	5,250,000	-	-	-	103.4	-	-	103.4
Stock-based awards vested and distributed	202,414	-	-	-	-	-	-	-
Issue Director shares	83,954	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	4.7	-	-	4.7
Net loss	-	-	-	-	-	(5.2)	-	(5.2)
Other comprehensive income	-	-	-	-	-	-	2.6	2.6
Balance at June 30, 2021	78,469,923	$-	2,921,099	$-	$673.8	$(51.4)	$6.9	$629.3

Balance at December 31, 2021	78,482,024	$-	2,921,099	$-	$688.9	$(55.3)	$2.6	$636.2
Stock-based awards vested and distributed	521,719	-	-	-	(2.9)	-	-	(2.9)
Issue Director shares	2,495	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	8.8	-	-	8.8
Net loss	-	-	-	-	-	(14.1)	-	(14.1)
Other comprehensive income	-	-	-	-	-	-	3.4	3.4
Balance at March 31, 2022	79,006,238	$-	2,921,099	$-	$694.8	$(69.4)	$6.0	$631.4
Stock-based awards vested and distributed	-	-	-	-	-	-	-	-
Issue Director shares	32,954	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	5.3	-	-	5.3
Net loss	-	-	-	-	-	(11.3)	-	(11.3)
Other comprehensive loss	-	-	-	-	-	-	(6.5)	(6.5)
Balance at June 30, 2022	79,039,192	$-	2,921,099	$-	$700.1	$(80.7)	$(0.5)	$618.9

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(25.4)	$1.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36.6	35.9
Amortization of deferred financing costs	0.7	1.1
Loss on disposal of fixed assets	0.2	0.7
Deferred income taxes	(4.4)	(2.4)
Amortization of initial value of interest rate swap	(0.4)	(0.4)
Currency gain on foreign denominated debt and notes payable	(2.6)	(2.6)
Amortization of restricted stock units	14.1	7.4
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(2.4)	(0.9)
(Increase) decrease in inventory	(10.3)	(9.2)
(Increase) decrease in prepaid expenses and other assets	(4.4)	0.1
Increase (decrease) in accounts payable	(1.1)	7.5
Increase (decrease) in accrued liabilities	(6.1)	0.8
Change in other assets and liabilities	(10.8)	(8.3)
Net cash provided by (used in) operating activities	(16.3)	30.8

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(17.1)	(21.9)
Other capital expenditures	(5.7)	(4.3)
Total capital expenditures	(22.8)	(26.2)
Patent and trademark expenditures	(1.0)	(0.6)
Net cash used in investing activities	(23.8)	(26.8)

Cash Flows from Financing Activities
Proceeds from equity offerings, gross	-	104.0
Prepayments on term loan	-	(20.9)
Transaction costs of equity offerings	-	(0.6)
Principal payments on term loans	(0.8)	(0.8)
Payments on finance lease liabilities	(0.4)	(0.3)
Exit Payment	-	(8.2)
Tax payments for withholdings on stock-based awards distributed	(2.5)	-
Net cash provided by (used in) financing activities	(3.7)	73.2

Effect of Exchange Rate Changes on Cash	(0.9)	(0.4)
Net Increase (Decrease) in Cash and Cash Equivalents	(44.7)	76.8
Cash and Cash Equivalents, beginning of period	103.9	48.5
Cash and Cash Equivalents, end of period	$59.2	$125.3

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2021, 2020, and 2019, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”). The three months ended June 30, 2022 may be further referred to herein as the “second quarter of 2022.” The three months ended June 30, 2021 may be further referred to herein as the “second quarter of 2021.”

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

Recently Adopted Accounting Standards — We have adopted all applicable accounting standards and did not adopt any new accounting standards issued by the Financial Accounting Standards Board (“FASB”) in 2022.

Recently Issued Accounting Standards — As of June 30, 2022, it is not expected that the future adoption of any recently issued accounting pronouncements by the FASB will have a material impact on our financial position, results of operations or cash flows.

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. In June 2021, we invested in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other operating non-operating expense (income), net and were immaterial in all periods presented. The balance was approximately $35.1 million and $70.0 million at June

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

30, 2022 and December 31, 2021, respectively. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets. Refer to Note 10, “Fair Value Measurement” for further detail.

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

Accounts Receivable, net — The components of accounts receivable, net were as follows:

	June 30, 2022	December 31, 2021
Accounts receivable	$43.6	$44.7
Allowance for doubtful accounts	(0.8)	(1.0)
Accounts receivable, net	$42.8	$43.7

At June 30, 2022 and December 31, 2021, no customer’s accounts receivable balances exceeded 10.0% of our accounts receivable balance.

Inventories, net — The components of inventories, net were as follows:

	June 30, 2022	December 31, 2021
Raw materials	$17.6	$19.5
Work-in-process	14.7	1.2
Finished goods	10.8	12.5
Total inventories	43.1	33.2
Reserve for obsolescence	(0.3)	(0.3)
Inventories, net	$42.8	$32.9

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	June 30, 2022	December 31, 2021
Land	$4.0	$4.1
Buildings and improvements	8.7	9.2
Machinery and equipment	32.4	22.3
Computer and office equipment	10.6	12.7
Converting machines	169.3	164.1
Total property, plant, and equipment	225.0	212.4
Accumulated depreciation	(104.6)	(86.1)
Property, plant, and equipment, net	$120.4	$126.3

Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation expense included in	2022	2021	2022	2021
Cost of goods sold	$9.8	$9.4	$20.4	$18.5
Depreciation and amortization expense	0.8	1.3	1.7	2.7
Total depreciation expense	$10.6	$10.7	$22.1	$21.2

Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	June 30, 2022	December 31, 2021
Employee compensation	$1.7	$1.5
Taxes	12.0	6.9
Professional fees	1.4	4.6
Bonus	0.5	10.1
Interest	1.5	1.7
Interest rate swap liability, current portion	-	3.8
Other	0.9	2.9
Accrued liabilities and other	$18.0	$31.5

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Supplemental cash flow information
Interest paid	$5.2	$5.4	$10.3	$10.9
Income taxes paid	$1.1	$4.3	$1.8	$5.0
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$0.2	$1.7	$0.3	$10.6
Capital expenditures in accounts payable	—	—	$0.9	$0.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
North America	$34.3	$35.7	$65.2	$63.8
Europe/Asia	52.5	54.3	104.1	113.9
Net revenue	86.8	90.0	169.3	177.7

Segment gross profit
North America	11.0	13.5	20.9	23.1
Europe/Asia	17.3	22.2	32.0	48.9
Gross profit	28.3	35.7	52.9	72.0

Expenses excluded from segment gross profit
Selling, general and administrative expenses	30.3	24.6	60.0	43.7
Depreciation and amortization expense	8.0	8.7	16.2	17.4
Other operating expense, net	1.4	1.3	1.9	2.1
Interest expense	4.9	6.0	9.9	11.6
Foreign currency (gain) loss	(2.3)	1.2	(2.9)	(2.4)
Loss before income tax benefit	$(14.0)	$(6.1)	$(32.2)	$(0.4)

Our customers are not concentrated in any specific geographic region. During the six months ended June 30, 2022 and 2021, no customers exceeded 10% of net revenue.

The following table presents our long-lived assets by geographic region:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	June 30, 2022	December 31, 2021
North America	$64.8	$62.1
Europe/Asia	60.7	64.2
Total long-lived assets	$125.5	$126.3

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

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of June 30, 2022 and December 31, 2021.

Deferred revenue represents contractual amounts received from customers that exceed percentage of project completion that is in excess of costs incurred for automation equipment sales, as well as prepayments for machine fees. Customers prepay machine fees quarterly, which are deferred and then recognized as the performance obligations are satisfied over the next quarter. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the unaudited condensed consolidated balance sheets. Changes in deferred revenue were as follows:

Six Months Ended June 30,
2022
Beginning balance	$3.1
Deferral of revenue	5.6
Recognition of revenue	(7.3)
Ending balance	$1.4

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ASC 606
North America	$28.6	$30.6	$54.2	$54.2
Europe/Asia	45.7	47.0	90.4	100.3
Total paper and other revenue	$74.3	$77.6	$144.6	$154.5
ASC 842
Machine lease revenue	$12.5	$12.4	$24.7	$23.2
Net revenue	$86.8	$90.0	$169.3	$177.7

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

We assessed whether events or circumstances indicate that it was more likely than not that our goodwill and indefinite-lived intangible assets were impaired as of June 30, 2022. The goodwill and indefinite-lived intangible assets assessments included consideration of key factors such as macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity-and reporting unit-specific events. We concluded that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying values at June 30, 2022.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2021	338.8	114.2	453.0
Currency translation	-	(8.9)	(8.9)
Balance at June 30, 2022	$338.8	$105.3	$444.1

Finite-Lived Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Impairment of Long-lived Assets

We review our long-lived assets, including amortizable intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets. As of June 30, 2022, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$192.8	$(39.5)	$153.3	$201.7	$(34.6)	$167.1
Patented/unpatented technology	172.2	(47.5)	124.7	171.9	(39.4)	132.5
Intellectual property	0.6	(0.1)	0.5	0.6	(0.1)	0.5
Total definite-lived intangible assets	365.6	(87.1)	278.5	374.2	(74.1)	300.1
Trademarks/tradenames with indefinite lives	106.4	-	106.4	106.4	-	106.4
Identifiable intangible assets, net	$472.0	$(87.1)	$384.9	$480.6	$(74.1)	$406.5

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at June 30, 2022:

Year	Amount
2022	$14.4
2023	28.9
2024	28.8
2025	28.3
2026	27.9
Thereafter	150.2
$278.5

Amortization expense was $7.2 million and $7.4 million in the second quarter of 2022 and 2021, respectively. Amortization expense was $14.5 million and $14.7 million in the six months ended June 30, 2022 and 2021, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of June 30, 2022:

Remaining Weighted-Average Useful Life
	June 30, 2022	December 31, 2021
Customer/distributor relationships	12 years	12 years
Patented/unpatented technology	8 years	9 years
Intellectual property	7 years	7 years
Total identifiable assets, net with definite lives	10 years	11 years

Note 7 — Long-Term Debt

Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), Ranger Packaging LLC, a Delaware limited liability company (the “U.S. Borrower”), and Ranpak B.V., a private limited liability company under the laws of the Netherlands (the “Dutch Borrower” and together with the U.S. Borrower, the “Borrowers”), entered into a First Lien Credit Agreement on June 3, 2019 that provided for senior secured credit facilities to, in part, (i) fund a business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. In June 2021, we prepaid $20.9 million of principal

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

on the First Lien Dollar Term Facility (the “June 2021 Prepayment”). As of June 30, 2022 and December 31, 2021, no amounts were outstanding under the Revolving Facility.

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Euro Term Facility	142.2	155.0
Finance lease liabilities	1.4	1.5
Deferred financing costs, net	(4.5)	(5.1)
Total debt	389.1	401.4
Less: current portion of long-term debt	(0.4)	(0.4)
Less: current portion of finance lease liabilities	(0.5)	(0.6)
Long-term debt	$388.2	$400.4

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings, assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings. The interest rate for the First Lien Dollar Term Facility as of June 30, 2022 and December 31, 2021 was 4.82% and 3.85%, respectively. The interest rate for the First Lien Euro Term Facility as of June 30, 2022 and December 31, 2021 was 3.75%.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of June 30, 2022, we had $0.8 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $44.2 million.

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

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. We were in compliance with all financial covenants as of June 30, 2022.

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
June 30, 2022
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

As of June 30, 2022, we anticipate having to reclassify $2.8 million from accumulated other comprehensive income into earnings during the next twelve months to offset the variability of the hedged items during this period.

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

In April 2022, we terminated the February 2022 Swap, resulting in a cash inflow of approximately $2.8 million. We simultaneously entered into another cross-currency swap (the “April 2022 Swap”) and designated it as a net investment hedge. The April 2022 Swap involves the receipt of fixed-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amounts. At a spot exchange rate of 1.0827, we converted notional amounts of approximately $80.0 million at 5.84% for €73.9 million at 3.93%. The change in fair value of the April 2022 Swap is recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income. Components of the April

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

2022 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income and into interest expense over the life of the April 2022 Swap to maturity on June 1, 2024.

In July 2022, we terminated the April 2022 Swap, resulting in a cash inflow of approximately $5.1 million.

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

		Assets (Liabilities)
	Balance Sheet Classification	June 30, 2022	December 31, 2021
Interest Rate Swap Agreements
Designated as cash flow hedges	Accrued liabilities and other	$-	$(3.8)
Designated as cash flow hedges	Derivative instruments	-	(2.4)
Designated as cash flow hedges	Prepaid expenses and other current assets	2.8	-
Designated as cash flow hedges	Other assets	1.6	-
		$4.4	$(6.2)

Cross-Currency Swap Agreement
Designated as net investment hedge	Other assets	$2.4	$2.3
		$2.4	$2.3

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statements of operations. The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest expense presented in the statement of operations	$4.9	$6.0	$9.9	$11.6
Interest rate swap agreements designated as cash flow hedges	0.6	0.9	1.6	1.9
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$(0.5)	$-	$(0.8)	$-

Note 9 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive income (loss) at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(12.0)	$-	$(12.0)
Unrealized gain (loss) on interest rate swaps	7.6	(1.5)	6.1
Unrealized gain (loss) on cross-currency swap	2.3	(0.6)	1.7
Realized gain (loss) on cross-currency swap	4.9	(1.2)	3.7
Total	$2.8	$(3.3)	$(0.5)

	December 31, 2021
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$2.5	$-	$2.5
Unrealized gain (loss) on interest rate swaps	(3.2)	1.0	(2.2)
Unrealized gain (loss) on cross-currency swap	2.9	(0.6)	2.3
Total	$2.2	$0.4	$2.6

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents the changes in accumulated other comprehensive income (loss) by component:

	Six Months Ended June 30, 2022
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross-currency swap	Realized gain (loss) on cross-currency swap	Total
Beginning balance	$2.5	$(2.2)	$2.3	$-	$2.6
Other comprehensive income (loss) before reclassifications	(14.5)	12.4	(0.2)	3.7	1.4
Amounts reclassified from accumulated other comprehensive income (loss)	-	(4.1)	(0.4)	-	(4.5)
Ending balance	$(12.0)	$6.1	$1.7	$3.7	$(0.5)

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of June 30, 2022 and December 31, 2021.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of June 30, 2022 and December 31, 2021:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2022
Money market fund	$35.1	$35.1	$-	$-
Current and long-term debt	393.6	-	368.1	-
Interest rate swap agreements	4.4	-	4.4	-
Cross-currency swap agreement	$2.4	$-	$2.4	$-

December 31, 2021
Money market fund	$70.0	$70.0	$-	$-
Current and long-term debt	406.5	-	406.5	-
Interest rate swap agreements	6.2	-	6.2	-
Cross-currency swap agreement	$2.3	$-	$2.3	$-

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

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective tax rate	19.1%	15.6%	21.1%	435.1%

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

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of June 30, 2022, tax years 2019 through 2021 are subject to examination by the tax authorities.

Pursuant to ASC 740, Income Taxes (“ASC 740”), as of each balance sheet date, we assess our uncertain tax positions to determine whether factors underlying the sustainability assertion have changed. As of June 30, 2022, such factors have not changed and no additional adjustments are necessary.

Note 12 — Leases

We lease automobiles, machinery, equipment, warehouses, and office buildings. We account for these leases in accordance with ASC 842 by recording right-of-use assets and lease liabilities. The right-of-use asset represents our right to use underlying assets for the lease term and the lease liability represents our obligation to make lease payments under the leases. We determine if an arrangement is or contains a lease at contract inception and exercise judgment and apply certain assumptions when determining the discount rate, lease term, and lease payments. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, we do not have knowledge of the rate implicit in the lease and, therefore, we use the incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that we are reasonably certain to exercise.

Operating leases and finance leases are included in the condensed consolidated balance sheets as follows:

	Classification	June 30, 2022	December 31, 2021
Lease assets
Operating lease right-of-use assets, net	Assets	$5.1	$6.6
Finance lease right of use assets, net	Property, plant, and equipment, net	1.4	1.5
Total lease assets		$6.5	$8.1
Lease liabilities
Operating lease liabilities, current	Current liabilities	$1.9	$2.4
Operating lease liabilities, non-current	Non-current liabilities	3.3	4.3
Finance lease liabilities, current	Current portion of long-term debt	0.6	0.6
Finance lease liabilities, non-current	Long-term debt	0.8	0.9
Total lease liabilities		$6.6	$8.2

The components of lease costs, which are included in income from operations in our condensed consolidated statements of operations and comprehensive income (loss), were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating leases
Operating lease costs	$0.7	$0.8	$1.5	$1.4
Variable lease costs	0.1	-	0.1	0.2
Total operating lease costs	$0.8	$0.8	$1.6	$1.6
Finance leases
Amortization of right-of-use asset	$0.2	$0.1	$0.3	$0.3
Interest on finance lease liabilities	-	-	-	-
Total finance lease costs	$0.2	$0.1	$0.3	$0.3

Maturities of lease liabilities as of June 30, 2022 are as follows:

	Operating	Finance	Total
2022	$1.3	$0.4	$1.7
2023	1.7	0.6	2.3
2024	1.4	0.4	1.8
2025	1.1	0.1	1.2
2026	-	-	-
2027 and Thereafter	-	-	-
Total lease payments	5.5	1.5	7.0
Less lease interest	(0.3)	(0.1)	(0.4)
Total lease liabilities	$5.2	$1.4	$6.6

Additional information related to leases is presented as follows:

	June 30, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term	3.2 years	3.5 years
Weighted average discount rate	3.7%	3.8%
Finance leases
Weighted average remaining lease term	2.7 years	3.0 years
Weighted average discount rate	3.5%	3.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$0.7	$0.7	$1.4	$1.3
Operating cash flows from finance leases	-	-	-	-
Financing cash flows from finance leases	0.2	0.2	0.4	0.3
Total cash paid	$0.9	$0.9	$1.8	$1.6

Leased assets obtained in exchange for new operating lease liabilities	$-	$1.5	$-	$8.6
Leased assets obtained in exchange for new finance lease liabilities	0.2	0.2	0.3	2.0
Right-of-use assets obtained in exchange for lease liabilities	$0.2	$1.7	$0.3	$10.6

As previously noted, our machine lease revenue is accounted for under ASC 842 and is recognized on a straight-line basis over the terms of the agreements with customers, which have durations of less than one year.

Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition,

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and six months ended June 30, 2022.

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

The table below summarizes certain data for our stock-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$5.3	$4.7	$14.1	$7.4
Tax benefit for stock-based compensation	0.5	0.8	0.8	1.2
Stock-based compensation expense, net of tax	$5.8	$5.5	$14.9	$8.6

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

At the annual meeting in May 2021, shareholders approved an amendment to the 2019 Plan (the “Amended Plan”) that authorized an additional 9.0 million shares for issuance for future awards. As of June 30, 2022, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(6,282,806)
Awards forfeited	1,003,137
Available for future awards	7,838,386

Awards vested	2,012,092

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Restricted Stock Units — RSUs represent a right to receive one share of our common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. Typically, RSUs vest ratably over a two-year period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a ratable basis.

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

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2021	508,871	$15.61	2,818,257	$22.38
Granted	118,149	22.91	611,267	22.15
Vested	(264,915)	15.29	(466,059)	14.24
Forfeited	(15,816)	26.01	(93,417)	22.41
Outstanding at June 30, 2022	346,289	$17.87	2,870,048	$23.65

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

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	28,364	$24.69
Granted	58,325	13.50
Vested	(35,449)	25.04
Balance at June 30, 2022	51,240	$11.71

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

As of June 30, 2022, we have not issued any instruments that are considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(11.3)	$(5.2)	$(25.4)	$1.1
Net income (loss) attributable to common stockholders for basic and diluted EPS	$(11.3)	$(5.2)	$(25.4)	$1.1

Denominator:
Basic weighted average common shares outstanding	81,943,235	77,653,610	81,759,372	75,617,785
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	388,030
Dilutive effect of Class A and Class C earnout shares	-	-	-	1,022,504
Diluted weighted average common shares outstanding	81,943,235	77,653,610	81,759,372	77,028,319

Earnings (loss) per share attributable to common stockholders
Basic	$(0.14)	$(0.07)	$(0.31)	$0.01
Diluted	$(0.14)	$(0.07)	$(0.31)	$0.01

Two-class method:
Class A Common Stock
Basic weighted average common shares outstanding	79,022,136	74,673,332	78,838,273	70,968,631
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	388,030
Dilutive effect of Class A earnout shares	-	-	-	935,627
Diluted weighted average common shares outstanding	79,022,136	74,673,332	78,838,273	72,292,288
Proportionate share of net income (loss)	$(10.9)	$(5.0)	$(24.5)	$1.0
Class A – basic earnings (loss) per share	$(0.14)	$(0.07)	$(0.31)	$0.01
Class A – diluted earnings (loss) per share	$(0.14)	$(0.07)	$(0.31)	$0.01

Class C Common Stock
Basic weighted average common shares outstanding	2,921,099	2,980,278	2,921,099	4,649,154
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Dilutive effect of Class C earnout shares	-	-	-	86,877
Diluted weighted average common shares outstanding	2,921,099	2,980,278	2,921,099	4,736,031
Proportionate share of net income (loss)	$(0.4)	$(0.2)	$(0.9)	$0.1
Class C – basic earnings (loss) per share	$(0.14)	$(0.07)	$(0.31)	$0.02
Class C – diluted earnings (loss) per share	$(0.14)	$(0.07)	$(0.31)	$0.02

The dilutive effect of 0.3 million and 0.4 million shares in the three months ended June 30, 2022 and 2021, respectively, and 0.9 million shares in the six months ended June 30, 2022 was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs and PRSUs	3,128,260	1,887,894	3,094,946	782,288
Total antidilutive securities	3,128,260	1,887,894	3,094,946	782,288

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 16 — Transactions with Related Parties

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement were not material in the second quarter of 2022 and $0.1 million for the second quarter of 2021, respectively. Total fees under the agreement amounted to approximately $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

Note 17 — Subsequent Event

On July 26, 2022, the Directors authorized a general share repurchase program of the Company’s Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors.

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

As of June 30, 2022, we had an installed base of approximately 136.5 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $169.3 million and $177.7 million in the six months ended June 30, 2022 and 2021, respectively.

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

In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our Unaudited Condensed Consolidated Statements of Operations. In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our functional currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income.

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

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has resulted in changes in market and economic conditions around the world. We believe that these impacts are not unique to us and that our industry competitors have been impacted in a similar fashion. We are deemed an essential business under the Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response issued by the United States Cybersecurity and Infrastructure Security Agency and pursuant to state decisions in states where our domestic production and distribution facilities are located. We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to measures designed to promote a safe operating environment. While we have experienced limited delays in receiving certain supplies we use to assemble our packaging systems, to date, these measures have not materially impacted the cost of producing and distributing our products, the cost and availability of raw materials and components, and we have encountered minimal disruption in our ability to fulfill customer orders. We continue to monitor our liquidity position closely and have extended payment terms to certain of our customers when necessary. While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, at the time of this filing, we cannot predict the extent to which we will ultimately be impacted due to the uncertain nature and duration of the COVID-19 pandemic. See “Risk Factors” in the 2021 10-K. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.

Key Performance Indicators and Other Factors Affecting Performance

We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.

PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems by product line as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	35.2	34.3	0.9	2.6
Void-Fill machines	80.0	71.8	8.2	11.4
Wrapping machines	21.3	17.5	3.8	21.7
Total	136.5	123.6	12.9	10.4

Paper and Other Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we historically have negotiated supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. In 2021 and 2022, global inflation and other macroeconomic factors, including COVID-19 and the conflict in Ukraine, have contributed to the increases in the cost of paper. Further, the conflict in Ukraine has caused certain headwinds, including (i) increased energy costs, particularly in Europe; (ii) shipping variabilities due to truck driver shortages; (iii) increased pricing for paper products as a result of decreased availability of paper products previously sourced from Russian paper mills; and (iv) increased shipping times for paper products sourced from Russian paper mills. We are beginning to see stabilization of inflationary conditions regarding paper in North America, however, inflationary pricing conditions in Europe remain unsteady, primarily due to the volatility in energy markets. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some pressure on our gross margin in the medium term relative to our historical margin profile.

Results of Operations

The following tables set forth our results of operations for the three and six months ended June 30, 2022 and 2021 with line items presented in millions of dollars.

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

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three and six months ended June 30, 2022 and 2021. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and six months ended June 30, 2022 and 2021.

Comparison of Second Quarter of 2022 to Second Quarter of 2021

	Three Months Ended June 30,
	2022	% Net revenue	2021	% Net revenue
Net revenue	$86.8	―	$90.0	―
Cost of goods sold	58.5	67.4	54.3	60.3
Gross profit	28.3	32.6	35.7	39.7
Selling, general and administrative expenses	30.3	34.9	24.6	27.3
Depreciation and amortization expense	8.0	9.2	8.7	9.7
Other operating expense, net	1.4	1.6	1.3	1.4
Income (loss) from operations	(11.4)	(13.1)	1.1	1.2
Interest expense	4.9	5.6	6.0	6.7
Foreign currency (gain) loss	(2.3)	(2.6)	1.2	1.3
Loss before income tax benefit	(14.0)	(16.1)	(6.1)	(6.8)
Income tax benefit	(2.7)	(3.1)	(0.9)	(1.0)
Net loss	$(11.3)	(13.0)	$(5.2)	(5.8)

Non-GAAP Constant Currency
EBITDA	$8.8		$17.6
AEBITDA	$18.2		$25.6

Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the second quarter of 2022 and 2021 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Three Months Ended June 30,
	2022	% Net revenue	2021	% Net revenue
North America	$34.3	39.5	$35.7	39.7
Europe/Asia	52.5	60.5	54.3	60.3
Net revenue	$86.8	100.0	$90.0	100.0

Cushioning machines	$38.2	44.0	$38.3	42.6
Void-Fill machines	34.3	39.5	35.5	39.4
Wrapping machines	10.2	11.8	12.1	13.4
Other	4.1	4.7	4.1	4.6
Net revenue	$86.8	100.0	$90.0	100.0

	Non-GAAP Constant Currency
	Three Months Ended June 30,
	2022	% Net revenue	2021	% Net revenue	$ Change	% Change
North America	$34.3	37.7	$35.7	40.8	$(1.4)	(3.9)
Europe/Asia	56.7	62.3	51.8	59.2	4.9	9.5
Net revenue	$91.0	100.0	$87.5	100.0	$3.5	4.0

Cushioning machines	$40.3	44.3	$37.1	42.4	$3.2	8.6
Void-Fill machines	35.6	39.1	34.5	39.4	1.1	3.2
Wrapping machines	10.5	11.5	11.9	13.6	(1.4)	(11.8)
Other	4.6	5.1	4.0	4.6	0.6	15.0
Net revenue	$91.0	100.0	$87.5	100.0	$3.5	4.0

Net revenue for the second quarter of 2022 was $86.8 million compared to net revenue of $90.0 million in the second quarter of 2021, a decrease of $3.2 million or 3.6% year over year. Net revenue was negatively impacted by decreases in cushioning, void-fill, and wrapping. In addition to currency headwinds, revenue from all product categories was negatively affected by lower economic activity; lower e-Commerce use due to the opening up of economies; the impact inflationary pressures are having on consumer and corporate budgets; and tightening inventory management in response to uncertainties in the European economic environment. Most, but not all, of the transition issues we experienced in the first quarter of 2022 related to the transition to our new enterprise resource planning (“ERP”) system were corrected in the second quarter of 2022. Additionally, the impact of the Omicron variant of COVID-19 that previously limited customer visits waned during the second quarter of 2022. Cushioning decreased $0.1 million, or 0.3%, to $38.2 million from $38.3 million; void-fill decreased $1.2 million, or 3.4%, to $34.3 million from $35.5 million; wrapping decreased $1.9 million, or 15.7%, to $10.2 million from $12.1 million; and other sales was flat at $4.1 million for the second quarter of 2022 compared to the second quarter of 2021. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The decrease in net revenue is quantified by a decrease in the volume of sales of our paper consumable products of approximately 16.1 percentage points (“pp”), partially offset by a 19.3 pp increase in the price or mix of our paper consumable products, and an increase of 0.8 pp in sales of automated box sizing equipment. Constant currency net revenue was $91.0 million for the second quarter of 2022, a $3.5 million, or 4.0%, increase from constant currency net revenue of $87.5 million for the second quarter of 2021.

Net revenue in North America for the second quarter of 2022 totaled $34.3 million compared to net revenue in North America of $35.7 million in the second quarter of 2021. The decrease of $1.4 million, or 3.9%, was primarily attributable to decreases in wrapping, void-fill, and other sales, partially offset by increases in cushioning sales.

Net revenue in Europe/Asia for the second quarter of 2022 totaled $52.5 million compared to net revenue in Europe/Asia of $54.3 million in the second quarter of 2021. The decrease of $1.8 million, or 3.3%, was driven primarily by currency headwinds, as well as lower wrapping sales. Constant currency net revenue in Europe/Asia was $56.7 million for the second quarter of 2022, a $4.9 million, or 9.5%, increase from constant currency net revenue of $51.8 million for the second quarter of 2021.

Cost of Goods Sold

Cost of goods sold for the second quarter of 2022 totaled $58.5 million, an increase of $4.2 million, or 7.7%, compared to $54.3 million in the second quarter of 2021. The change was primarily due to increased paper costs and an increase in depreciation of $0.4 million over the prior year. Constant currency cost of goods sold increased by $8.5 million, or 16.1%, to $61.3 million in the second quarter of 2022 from $52.8 million for the second quarter of 2021. As a result, on a constant currency basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 7.0 pp to 32.6% in the second quarter of 2022 from 39.7% for the second quarter of 2021. We continued to experience increased manufacturing input costs during the second quarter of 2022, primarily driven by increases in the price of paper in North America and Europe. This has resulted in our implementation of additional pricing actions beginning in the third quarter of 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the second quarter of 2022 was $30.3 million, an increase of $5.7 million, or 23.2%, from $24.6 million in the second quarter of 2021. Constant currency SG&A increased by $7.2 million, or 29.9%, to $31.3 million in the second quarter of 2022 from $24.1 million for the second quarter of 2021, largely due to increases in stock compensation expense from the 2021 LTIP PRSUs, increased headcount and associated compensation, and ERP system implementation costs. Our lower volumes and continued pressure on margins led us to cost containment actions in the second quarter of 2022, which included a headcount reduction and deferral of certain initiatives. As a percentage of constant currency net revenue, constant currency SG&A increased to 34.4% in the second quarter of 2022 from 27.5% in the second quarter of 2021.

Depreciation and Amortization

Depreciation and amortization expenses for the second quarter of 2022 were $8.0 million, a decrease of $0.7 million, or 8.0%, from $8.7 million in the second quarter of 2021 primarily due to a decrease in depreciation of computer software. Constant currency depreciation and amortization expenses decreased by $0.4 million, or 4.7%, to $8.1 million in the second quarter of 2022 from $8.5 million in the first quarter of 2021. As a percentage of constant currency net revenue, constant currency depreciation and amortization expenses decreased to 8.9% in the second quarter of 2022 from 9.7% in the second quarter of 2021.

Other Operating Expense (Income), Net

Other operating expense, net for the second quarter of 2022 was $1.4 million, a change of $0.1 million, or 7.7%, from $1.3 million in the second quarter of 2021. Constant currency other operating expense, net, was $1.9 million in the second quarter of 2022, however, was not materially impacted by constant currency adjustments in the second quarter of 2021. The change in other operating expense (income), net primarily consists of research and development costs, however, was not material. As a percentage of constant currency net revenue, constant currency other operating expense, net, increased to 2.1% in the second quarter of 2022 from 1.5% in the second quarter of 2021.

Interest Expense

Interest expense for the second quarter of 2022 was $4.9 million, a decrease of $1.1 million, or 18.3%, from $6.0 million in the second quarter of 2021. The change was due to a decrease in debt in the second quarter of 2022 compared to the second quarter of 2021. Constant currency interest expense was not materially impacted by constant currency adjustments in the second quarter of 2022 or 2021. As a percentage of constant currency net revenue, constant currency interest expense decreased to 5.5% in the second quarter of 2022 from 6.7% in the second quarter of 2021.

Foreign Currency (Gain) Loss

Foreign currency gain for the second quarter of 2022 was $2.3 million, a change of $3.5 million, or 291.7%, from foreign currency loss of $1.2 million in the second quarter of 2021 due to a decline in Euro exchange rates compared to USD. Constant currency foreign currency gain was $2.1 million in the second quarter of 2022 compared to constant currency foreign currency loss of $0.9 million in the second quarter of 2021. As a percentage of constant currency net revenue, constant currency foreign currency gain increased to 2.3% in the second quarter of 2022 from 1.0% in the second quarter of 2021.

Income Tax Benefit

Income tax benefit for the second quarter of 2022 was $2.7 million, or an effective tax rate of 19.1%. Income tax benefit was $0.9 million in the second quarter of 2021, or an effective tax rate of 15.6%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation, the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the second quarter of 2022 increased $6.1 million to $11.3 million from a net loss of $5.2 million in the second quarter of 2021. Constant currency net loss was $11.6 million in the second quarter of 2022 compared to constant currency net loss of $5.1 million for the second quarter of 2021. The change was due to the reasons discussed above.

Constant Currency EBITDA and AEBITDA

EBITDA for the second quarter of 2022 was $8.8 million, a decrease of $8.8 million, or 50.0%, compared to $17.6 million in the second quarter of 2021. Adjusting for one-time costs, constant currency AEBITDA for the second quarter of 2022 and 2021 totaled $18.2 million and $25.6 million, respectively, a decrease of $7.4 million, or 28.9%.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	% Net revenue	2021	% Net revenue
Net revenue	$169.3	―	$177.7	―
Cost of goods sold	116.4	68.8	105.7	59.5
Gross profit	52.9	31.2	72.0	40.5
Selling, general and administrative expenses	60.0	35.4	43.7	24.6
Transaction costs	-	-	-	-
Depreciation and amortization expense	16.2	9.6	17.4	9.8
Other operating expense, net	1.9	1.1	2.1	1.2
Income (loss) from operations	(25.2)	(14.9)	8.8	5.0
Interest expense	9.9	5.8	11.6	6.5
Foreign currency gain	(2.9)	(1.7)	(2.4)	(1.4)
Loss before income tax benefit	(32.2)	(19.0)	(0.4)	(0.2)
Income tax benefit	(6.8)	(4.0)	(1.5)	(0.8)
Net income (loss)	$(25.4)	(15.0)	$1.1	0.6

Non-GAAP Constant Currency
EBITDA	$14.5		$46.1
AEBITDA	$37.3		$53.6

Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the six months ended June 30, 2022 and 2021 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Six Months Ended June 30,
	2022	% Net revenue	2021	% Net revenue
North America	$65.2	38.5	$63.8	35.9
Europe/Asia	104.1	61.5	113.9	64.1
Net revenue	$169.3	100.0	$177.7	100.0

Cushioning machines	$73.8	43.6	$78.0	43.9
Void-Fill machines	66.1	39.0	69.8	39.3
Wrapping machines	21.2	12.5	23.7	13.3
Other	8.2	4.8	6.2	3.5
Net revenue	$169.3	99.9	$177.7	100.0

	Non-GAAP Constant Currency
	Six Months Ended June 30,
	2022	% Net revenue	2021	% Net revenue	$ Change	% Change
North America	$65.2	37.3	$63.8	37.0	$1.4	2.2
Europe/Asia	109.7	62.7	108.7	63.0	1.0	0.9
Net revenue	$174.9	100.0	$172.5	100.0	$2.4	1.4

Cushioning machines	$76.6	43.8	$75.3	43.7	$1.3	1.7
Void-Fill machines	67.9	38.8	67.9	39.4	-	-
Wrapping machines	21.6	12.3	23.2	13.4	(1.6)	(6.9)
Other	8.8	5.0	6.1	3.5	2.7	44.3
Net revenue	$174.9	99.9	$172.5	100.0	$2.4	1.4

Net revenue for the six months ended June 30, 2022 was $169.3 million compared to net revenue of $177.7 million in the six months ended June 30, 2021, a decrease of $8.4 million or 4.7%. Net revenue was negatively impacted by currency headwinds, as well as decreases in cushioning, void-fill, wrapping, slightly offset by an increase in other sales. Revenue from all product categories was negatively affected by lower economic activity; lower e-Commerce use due to the opening up of economies; the impact inflationary pressures are having on consumer and corporate budgets; and tightening inventory management in response to uncertainties in the European economic environment. In addition to currency headwinds, revenue from all product categories was negatively affected by our global transition to a new cloud-based ERP system, particularly in the first quarter of 2022. The ERP system transition created certain obstacles that affected operations, including scheduled downtime for cutting over to the new ERP system; processing and shipping inefficiencies associated with using a new ERP system; and, while transitioning to the new ERP system, the delay of pricing increases to help offset input cost pressures. Additionally, the impact of the Omicron variant of COVID-19 limited customer visits in the first quarter of 2022, however, waned during the second quarter of 2022. Cushioning decreased $4.2 million, or 5.4%, to $73.8 million from $78.0 million; void-fill decreased $3.7 million, or 5.3%, to $66.1 million from $69.8 million; wrapping decreased $2.5 million, or 10.5%, to $21.2 million from $23.7 million; and other sales increased $2.0 million, or 32.3%, to $8.2 million from $6.2 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in net revenue is quantified by a decrease in the volume of sales of our paper consumable products of approximately 18.5 pp, offset by a 18.2 pp increase in the price or mix of our paper consumable products, and an increase of 1.7 pp in sales of automated box sizing equipment. Constant currency net revenue was $174.9 million for the six months ended June 30, 2022, a $2.4 million, or 1.4%, increase from constant currency net revenue of $172.5 million for the six months ended June 30, 2021.

Net revenue in North America for the six months ended June 30, 2022 totaled $65.2 million compared to net revenue in North America of $63.8 million in the six months ended June 30, 2021. The increase of $1.4 million, or 2.2%, was primarily attributable to an increase in cushioning, void-fill, and wrapping sales, partially offset by a decrease in other sales.

Net revenue in Europe/Asia for the six months ended June 30, 2022 totaled $104.1 million compared to net revenue in Europe/Asia of $113.9 million in the six months ended June 30, 2021. The decrease of $9.8 million, or 8.6%, was driven primarily by currency headwinds. Constant currency net revenue in Europe/Asia was $109.7 million for the six months ended June 30, 2022, a $1.0 million, or 0.9%, increase from constant currency net revenue of $108.7 million for the six months ended June 30, 2021.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2022 totaled $116.4 million, an increase of $10.7 million, or 10.1%, compared to $105.7 million in the six months ended June 30, 2021. The change was primarily due to increased paper costs and an increase in depreciation of $1.9 million over the prior year. Constant currency cost of goods sold increased by $17.5 million, or 17.0%, to $120.2 million in the six months ended June 30, 2022 from $102.7 million for the six months ended June 30, 2021. As a result, on a constant currency basis, net revenue minus cost of goods sold as a percentage of net revenue decreased by 9.2 pp to 31.3% in the six months ended June 30, 2022 from 40.5% for the comparable period in 2021. We experienced increased manufacturing input costs during the first half of 2022, primarily driven by increased paper costs compared to the first half of 2021. As previously noted, we implemented additional pricing actions beginning in the third quarter of 2022.

SG&A

SG&A for the six months ended June 30, 2022 was $60.0 million, an increase of $16.3 million, or 37.3%, from $43.7 million in the six months ended June 30, 2021. Constant currency SG&A increased by $18.5 million, or 43.2%, to $61.3 million in the six months ended June 30, 2022 from $42.8 million for the comparable period in 2021, largely due to increases in stock compensation expense from the 2021 LTIP PRSUs, increased headcount and associated compensation, and ERP system implementation costs. As previously noted, our lower volumes and continued pressure on margins led to a headcount reduction and deferral of certain initiatives in the first half of 2022. As a percentage of constant currency net revenue, constant currency SG&A increased to 35.0% in the six months ended June 30, 2022 from 24.8% in the six months ended June 30, 2021.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2022 were $16.2 million, a decrease of $1.2 million, or 6.9%, from $17.4 million in the six months ended June 30, 2021, primarily due to a decrease in depreciation of computer software. Constant currency depreciation and amortization expenses decreased by $0.7 million, or 4.1%, to $16.4 million in the six months ended June 30, 2022 from $17.1 million for the six months ended June 30, 2021. As a percentage of constant currency net revenue, constant currency depreciation and amortization expenses decreased to 9.4% in the six months ended June 30, 2022 from 9.9% in the six months ended June 30, 2021.

Other Operating Expense, Net

Other operating expense, net, for the six months ended June 30, 2022 was $1.9 million, a decrease of $0.2 million, or 9.5%, from $2.1 million in the six months ended June 30, 2021. Constant currency other operating expense, net, was $2.6 million in the six months ended June 30, 2022 and was not materially impacted by constant currency adjustments in the six months ended June 30, 2021. The change in other operating expense (income), net was largely driven by decreases in research and development costs in 2022. As a percentage of constant currency net revenue, constant currency other operating expense, net, increased to 1.5% in the six months ended June 30, 2022 from 1.2% in the six months ended June 30, 2021.

Interest Expense

Interest expense for the six months ended June 30, 2022 was $9.9 million, a decrease of $1.7 million, or 14.7%, from $11.6 million in the six months ended June 30, 2021. The change was due to a decrease in debt in the first half of 2022 compared to the first half of 2021. Constant currency interest expense was $10.0 million in the six months ended June 30, 2022, a decrease of $1.5 million or 13.0%, from $11.5 million in the six months ended June 30, 2021. As a percentage of constant currency net revenue, constant currency interest expense decreased to 5.7% in the six months ended June 30, 2022 from 6.7% in the six months ended June 30, 2021.

Foreign Currency Gain

Foreign currency gain for the six months ended June 30, 2022 was $2.9 million, a change of $0.5 million, or 20.8%, from foreign currency gain of $2.4 million in the six months ended June 30, 2021 due to a decline in Euro exchange rates compared to USD. As a percentage of constant currency net revenue, constant currency foreign currency gain decreased to 1.5% in the six months ended June 30, 2022 from 1.8% in the six months ended June 30, 2021.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2022 was $6.8 million, or an effective tax rate of 21.1%. Income tax benefit was $1.5 million in the six months ended June 30, 2021, or an effective tax rate of 435.1%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation, the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Income (Loss)

Net loss for the six months ended June 30, 2022 increased $26.5 million to $25.4 million from net income of $1.1 million in the six months ended June 30, 2021. Constant currency net loss was $25.8 million in the six months ended June 30, 2022 compared to constant currency net income of $1.0 million for the six months ended June 30, 2021. The change was due to the reasons discussed above.

Constant Currency EBITDA and AEBITDA

EBITDA for the six months ended June 30, 2022 was $14.5 million, a decrease of $31.6 million, or 68.5%, from $46.1 million in the six months ended June 30, 2021. Adjusting for one-time costs, constant currency AEBITDA for the six months ended June 30, 2022 and 2021 totaled $37.3 million and $53.6 million, respectively, a decrease of $16.3 million, or 30.4%.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	As reported	Constant Currency(4)	Non-GAAP
Net revenue	$86.8	$4.2	$91.0
Cost of goods sold	58.5	2.8	61.3
Gross profit	28.3	1.4	29.7
Selling, general and administrative expenses	30.3	1.0	31.3
Depreciation and amortization expense	8.0	0.1	8.1
Other operating expense, net	1.4	0.5	1.9
Loss from operations	(11.4)	(0.2)	(11.6)
Interest expense	4.9	0.1	5.0
Foreign currency gain	(2.3)	0.2	(2.1)
Loss before income tax benefit	(14.0)	(0.5)	(14.5)
Income tax benefit	(2.7)	(0.2)	(2.9)
Net loss	$(11.3)	$(0.3)	(11.6)

Constant currency-effected add(1):
Depreciation and amortization expense – COS			10.2
Depreciation and amortization expense – D&A			8.1
Interest expense			5.0
Income tax benefit			(2.9)
Constant currency EBITDA			8.8

Constant currency-effected adjustments(2):
Unrealized gain translation			(2.2)
Non-cash impairment losses			0.2
M&A, restructuring, severance			1.1
Amortization of restricted stock units			5.3
Amortization of cloud-based software implementation costs(3)			0.7
Cloud-based software implementation costs			2.4
Other adjustments			1.9
Constant currency AEBITDA			$18.2

	Three Months Ended June 30, 2021
	As reported	Constant Currency(4)	Non-GAAP
Net revenue	$90.0	$(2.5)	$87.5
Cost of goods sold	54.3	(1.5)	52.8
Gross profit	35.7	(1.0)	34.7
Selling, general and administrative expenses	24.6	(0.5)	24.1
Depreciation and amortization expense	8.7	(0.2)	8.5
Other operating expense, net	1.3	-	1.3
Income from operations	1.1	(0.3)	0.8
Interest expense	6.0	(0.1)	5.9
Foreign currency loss	1.2	(0.3)	0.9
Loss before income tax benefit	(6.1)	0.0	(6.0)
Income tax benefit	(0.9)	-	(0.9)
Net loss	$(5.2)	$0.0	(5.1)

Constant currency-effected add(1):
Depreciation and amortization expense – COS			9.2
Depreciation and amortization expense – D&A			8.5
Interest expense			5.9
Income tax benefit			(0.9)
Constant currency EBITDA			17.6

Constant currency-effected adjustments(2):
Unrealized gain translation			1.0
Non-cash impairment losses			0.5
M&A, restructuring, severance			0.3
Amortization of restricted stock units			4.7
Other adjustments			1.5
Constant currency AEBITDA			$25.6

	Non-GAAP Constant Currency
	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net revenue	$91.0	$87.5	$3.5	4.0
Cost of goods sold	61.3	52.8	8.5	16.1
Gross profit	29.7	34.7	(5.0)	(14.4)
Selling, general and administrative expenses	31.3	24.1	7.2	29.9
Depreciation and amortization expense	8.1	8.5	(0.4)	(4.7)
Other operating expense, net	1.9	1.3	0.6	46.2
Income (loss) from operations	(11.6)	0.8	(12.4)	(1,550.0)
Interest expense	5.0	5.9	(0.9)	(15.3)
Foreign currency (gain) loss	(2.1)	0.9	(3.0)	(333.3)
Loss before income tax benefit	(14.5)	(6.0)	(8.5)	141.7
Income tax benefit	(2.9)	(0.9)	(2.0)	222.2
Net loss	(11.6)	(5.1)	(6.5)	127.5

Constant currency-effected add(1):
Depreciation and amortization expense – COS	10.2	9.2	1.0	10.9
Depreciation and amortization expense – D&A	8.1	8.5	(0.4)	(4.7)
Interest expense	5.0	5.9	(0.9)	(15.3)
Income tax benefit	(2.9)	(0.9)	(2.0)	222.2
Constant currency EBITDA	8.8	17.6	(8.8)	(50.0)

Constant currency-effected adjustments(2):
Unrealized (gain) loss translation	(2.2)	1.0	(3.2)	(320.0)
Non-cash impairment losses	0.2	0.5	(0.3)	(60.0)
M&A, restructuring, severance	1.1	0.3	0.8	266.7
Amortization of restricted stock units	5.3	4.7	0.6	12.8
Amortization of cloud-based software implementation costs(3)	0.7	-	0.7	―
Cloud-based software implementation costs	2.4	-	2.4	―
Other adjustments	1.9	1.5	0.4	26.7
Constant currency AEBITDA	$18.2	$25.6	$(7.4)	(28.9)

	Six Months Ended June 30, 2022
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$169.3	$5.6	$174.9
Cost of goods sold	116.4	3.8	120.2
Gross profit	52.9	1.8	54.7
Selling, general and administrative expenses	60.0	1.3	61.3
Depreciation and amortization expense	16.2	0.2	16.4
Other operating expense, net	1.9	0.7	2.6
Loss from operations	(25.2)	(0.4)	(25.6)
Interest expense	9.9	0.1	10.0
Foreign currency gain	(2.9)	0.2	(2.7)
Loss before income tax benefit	(32.2)	(0.7)	(32.9)
Income tax benefit	(6.8)	(0.3)	(7.1)
Net loss	$(25.4)	$(0.4)	(25.8)

Constant currency-effected add(1):
Depreciation and amortization expense – COS			21.0
Depreciation and amortization expense – D&A			16.4
Interest expense			10.0
Income tax benefit			(7.1)
Constant currency EBITDA			14.5

Constant currency-effected adjustments(2):
Unrealized gain translation			(2.8)
Non-cash impairment losses			0.2
M&A, restructuring, severance			1.6
Amortization of restricted stock units			14.1
Amortization of cloud-based software implementation costs(3)			1.4
Cloud-based software implementation costs			5.0
Other adjustments			3.3
Constant currency AEBITDA			$37.3

	Six Months Ended June 30, 2021
	As reported	Constant Currency(3)	Non-GAAP
Net revenue	$177.7	$(5.2)	$172.5
Cost of goods sold	105.7	(3.0)	102.7
Gross profit	72.0	(2.2)	69.8
Selling, general and administrative expenses	43.7	(0.9)	42.8
Depreciation and amortization expense	17.4	(0.3)	17.1
Other operating expense, net	2.1	-	2.1
Income from operations	8.8	(1.0)	7.8
Interest expense	11.6	(0.1)	11.5
Foreign currency gain	(2.4)	(0.7)	(3.1)
Loss before income tax benefit	(0.4)	(0.2)	(0.6)
Income tax benefit	(1.5)	(0.1)	(1.6)
Net income	$1.1	$(0.1)	1.0

Constant currency-effected add(1):
Depreciation and amortization expense – COS			18.1
Depreciation and amortization expense – D&A			17.1
Interest expense			11.5
Income tax benefit			(1.6)
Constant currency EBITDA			46.1

Constant currency-effected adjustments(2):
Unrealized loss translation			(2.6)
Non-cash impairment losses			0.7
M&A, restructuring, severance			0.4
Amortization of restricted stock units			7.4
Other adjustments			1.6
Constant currency AEBITDA			$53.6

	Non-GAAP Constant Currency
	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net revenue	$174.9	$172.5	$2.4	1.4
Cost of goods sold	120.2	102.7	17.5	17.0
Gross profit	54.7	69.8	(15.1)	(21.6)
Selling, general and administrative expenses	61.3	42.8	18.5	43.2
Depreciation and amortization expense	16.4	17.1	(0.7)	(4.1)
Other operating expense, net	2.6	2.1	0.5	23.8
Income (loss) from operations	(25.6)	7.8	(33.4)	(428.2)
Interest expense	10.0	11.5	(1.5)	(13.0)
Foreign currency gain	(2.7)	(3.1)	0.4	(12.9)
Loss before income tax benefit	(32.9)	(0.6)	(32.3)	5,383.3
Income tax benefit	(7.1)	(1.6)	(5.5)	343.8
Net income (loss)	(25.8)	1.0	(26.8)	(2,680.0)

Constant currency-effected add(1):
Depreciation and amortization expense – COS	21.0	18.1	2.9	16.0
Depreciation and amortization expense – D&A	16.4	17.1	(0.7)	(4.1)
Interest expense	10.0	11.5	(1.5)	(13.0)
Income tax benefit	(7.1)	(1.6)	(5.5)	343.8
Constant currency-effected EBITDA	14.5	46.1	(31.6)	(68.5)

Constant currency-effected adjustments(2):
Unrealized gain translation	(2.8)	(2.6)	(0.2)	7.7
Non-cash impairment losses	0.2	0.7	(0.5)	(71.4)
M&A, restructuring, severance	1.6	0.4	1.2	300.0
Amortization of restricted stock units	14.1	7.4	6.7	90.5
Amortization of cloud-based software implementation costs(3)	1.4	-	1.4	―
Cloud-based software implementation costs	5.0	-	5.0	―
Other adjustments	3.3	1.6	1.7	106.3
Constant currency-effected AEBITDA	$37.3	$53.6	$(16.3)	(30.4)

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

(3) Represents amortization of capitalized costs related to the implementation of the global ERP system, which are included in SG&A.

(4) Effect of Euro constant currency adjustment to a rate of €1.00 to $1.15 on each line item is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$4.2	$(2.5)	$5.6	$(5.2)
Cost of goods sold	2.8	(1.5)	3.8	(3.0)
Gross profit	1.4	(1.0)	1.8	(2.2)
Selling, general and administrative expenses	1.0	(0.5)	1.3	(0.9)
Depreciation and amortization expense	0.1	(0.2)	0.2	(0.3)
Other operating expense, net	0.5	-	0.7	-
Loss from operations	(0.2)	(0.3)	(0.4)	(1.0)
Interest expense (income)	0.1	(0.1)	0.1	(0.1)
Foreign currency (gain) loss	0.2	(0.3)	0.2	(0.7)
Income (loss) before income tax benefit	(0.5)	0.0	(0.7)	(0.2)
Income tax benefit	(0.2)	-	(0.3)	(0.1)
Net income (loss)	$(0.3)	$0.0	$(0.4)	$(0.1)

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

We believe that our estimated cash from operations together with borrowing capacity under the revolving portion of the Facilities will provide us with sufficient resources to cover our current requirements. Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of PPS systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. We continue to evaluate our inventory requirements and adjust according to our volume forecasts. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets resulting from the COVID-19 pandemic, the conflict in Ukraine, or other macroeconomic factors could make obtaining new equity or debt financing more difficult or expensive.

We had $59.2 million in cash and cash equivalents as of June 30, 2022 and $103.9 million as of December 31, 2021. We sold approximately 5.3 million shares of Class A common stock in the May 2021 Equity Offering for net proceeds of $103.4 million. We used $70.0 million of proceeds from the May 2021 Equity Offering to invest in a money market fund to generate short-term cash returns. Additionally, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility in the June 2021 Prepayment.

Including finance lease liabilities and excluding deferred financing costs, we had $393.6 million in debt, $2.1 million of which was classified as short-term, as of June 30, 2022, compared to $406.5 million in debt, $2.2 million of which was classified as short-term, as of December 31, 2021. At June 30, 2022, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through July 28, 2022.

Share Repurchase Program

On July 26, 2022, the Directors authorized a general share repurchase program of our Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors.

Debt Profile

The material terms of the Facilities are summarized in Note 7, “Long-Term Debt” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In June 2019, Holdings, the U.S. Borrower, and the Dutch Borrower entered into the Facilities. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. As of June 30, 2022 and December 31, 2021, no amounts were outstanding under the Revolving Facility.

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (i) an adjusted eurocurrency rate or (ii) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of June 30, 2022 and December 31, 2021, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of June 30, 2022, we had $0.8 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $44.2 million.

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

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(16.3)	$30.8
Net cash used in investing activities	(23.8)	(26.8)
Net cash provided by (used in) financing activities	(3.7)	73.2
Effect of Exchange Rate Changes on Cash	(0.9)	(0.4)
Net Increase (Decrease) in Cash and Cash Equivalents	(44.7)	76.8
Cash and Cash Equivalents, beginning of period	103.9	48.5
Cash and Cash Equivalents, end of period	$59.2	$125.3

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities was $16.3 million in the six months ended June 30, 2022. Cash provided by operating activities was $30.8 million in the six months ended June 30, 2021. The changes in operating cash flows are largely due to the decreases in cash earnings due to increased input costs, increased SG&A, currency headwinds, and investments in working capital.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $23.8 million in the six months ended June 30, 2022 and reflects cash used for production of converter equipment and the renovation of our global headquarters in Concord, Ohio. Cash used in investing activities was $26.8 million in the six months ended June 30, 2021 and reflects cash used for production of converter equipment and technology infrastructure improvements.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities was $3.7 million in the six months ended June 30, 2022 and reflects debt repayments, payments on finance lease liabilities, and tax payments for withholdings on stock compensation. Net cash provided by financing activities was $73.2 million in the six months ended June 30, 2021 and reflects the May 2021 Equity Offering net proceeds of $103.4 million, offset by the June 2021 Prepayment of $20.9 million, and the $8.2 million Exit Payment.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

We periodically review goodwill and indefinite-lived intangible assets for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value of our goodwill reporting units or identifiable indefinite-lived intangible assets may be less than their fair values. Additionally, we review our long-lived asset groups whenever there is evidence that events or changes in circumstances indicate the carrying value of our asset groups may not be recoverable. If events or circumstances exist, including a continuation of current market conditions, that indicate that the carrying value of our goodwill reporting units or identifiable indefinite-lived intangible assets may be less than their fair values, or the carrying amount of our long lived-asset groups may no longer be recoverable, we may recognize a non-cash impairment of goodwill, identifiable indefinite-lived intangible assets, or long-lived asset groups, which could have a material adverse effect on our consolidated financial condition or results of operations in future periods. For additional information on our accounting principles with respect to goodwill, identifiable indefinite-lived intangible assets, and long-lived assets, please see “Management Discussion & Analysis – Critical Accounting Policies” in our 2021 10-K.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $3.0 million impact on our cash interest expense for the six months ended June 30, 2022. We use interest rate swap agreements to manage this exposure.

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

For the six months ended June 30, 2022, net revenue denominated in currencies other than USD amounted to $103.4 million or 61.1% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the six months ended June 30, 2022 to increase or decrease by approximately $10.4 million.

Commodity Price Risk

While our business is significantly impacted by price fluctuations related to the purchase, production and sale of paper products, we are typically not directly exposed to market price fluctuations in paper purchase or sale prices as we historically have negotiated prices with suppliers on an annual basis and negotiate prices with distributors reflecting competitive market terms. Our strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand. However, due to global inflation and other macroeconomic factors, including COVID-19 and the conflict in Ukraine, we may be subject to significantly more commodity price volatility than we have historically experienced.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Other than this ERP system implementation, there were no changes during the second quarter of 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Information about our risk factors is contained in Item 1A of the 2021 10-K as supplemented by Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

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

Ranpak Holdings Corp.

Date:	July 28, 2022	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer