Form 10-Q
period 2022-09-30
Ranpak Holdings Corp.
filed 2022-11-01
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, the registrant had 79,085,973 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021

Unaudited Condensed Consolidated Balance Sheets – September 30, 2022 and December 31, 2021

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Paper revenue	$62.6	$81.2	$199.0	$229.5
Machine lease revenue	11.7	11.8	36.4	35.0
Other revenue	3.5	4.1	11.7	10.3
Net revenue	77.8	97.1	247.1	274.8
Cost of goods sold	53.4	59.1	169.8	164.8
Gross profit	24.4	38.0	77.3	110.0
Selling, general and administrative expenses	26.8	27.1	86.8	70.8
Depreciation and amortization expense	7.8	8.7	24.0	26.1
Other operating expense (income), net	1.5	(0.1)	3.4	2.0
Income (loss) from operations	(11.7)	2.3	(36.9)	11.1
Interest expense	5.3	5.5	15.2	17.1
Foreign currency gain	(1.2)	(1.5)	(4.1)	(3.9)
Other non-operating income, net	(4.0)	-	(4.0)	-
Loss before income tax benefit	(11.8)	(1.7)	(44.0)	(2.1)
Income tax benefit	(3.1)	(0.3)	(9.9)	(1.8)
Net loss	$(8.7)	$(1.4)	$(34.1)	$(0.3)

Two-class method
Loss per share
Basic	$(0.11)	$(0.02)	$(0.42)	$-
Diluted	$(0.11)	$(0.02)	$(0.42)	$-
Class A – earnings (loss) per share
Basic	$(0.11)	$(0.02)	$(0.42)	$-
Diluted	$(0.11)	$(0.02)	$(0.42)	$-
Class C – earnings (loss) per share
Basic	$(0.10)	$(0.03)	$(0.41)	$-
Diluted	$(0.10)	$(0.03)	$(0.41)	$-

Weighted average number of shares outstanding – Class A and C
Basic	81,979,986	81,396,832	81,833,718	77,579,205
Diluted	81,979,986	81,396,832	81,833,718	77,579,205

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(9.8)	$(4.9)	$(24.3)	$(11.1)
Interest rate swap adjustments	3.3	0.8	14.1	4.0
Cross-currency swap adjustments	2.7	1.4	7.0	1.4
Total other comprehensive loss, before tax	(3.8)	(2.7)	(3.2)	(5.7)
Provision for income taxes related to other comprehensive loss	1.5	0.5	5.2	1.3
Total other comprehensive loss, net of tax	(5.3)	(3.2)	(8.4)	(7.0)
Comprehensive loss, net of tax	$(14.0)	$(4.6)	$(42.5)	$(7.3)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$61.3	$103.9
Accounts receivable, net	36.4	43.7
Inventories, net	32.3	32.9
Income tax receivable	8.5	2.7
Prepaid expenses and other current assets	25.9	8.3
Total current assets	164.4	191.5

Property, plant and equipment, net	118.9	126.3
Operating lease right-of-use assets, net	5.8	6.6
Goodwill	437.8	453.0
Intangible assets, net	372.1	406.5
Deferred tax assets	-	0.1
Other assets	41.6	29.4
Total assets	$1,140.6	$1,213.4

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24.4	$33.5
Accrued liabilities and other	17.7	31.5
Current portion of long-term debt	0.9	1.0
Operating lease liabilities, current	1.8	2.4
Deferred machine fee revenue	1.6	3.1
Total current liabilities	46.4	71.5

Long-term debt	379.6	400.4
Deferred tax liabilities	92.1	97.7
Derivative instruments	-	2.4
Operating lease liabilities, non-current	4.0	4.3
Other liabilities	6.9	0.9
Total liabilities	529.0	577.2

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at September 30, 2022 and December 31, 2021
Shares issued and outstanding: 79,064,041 and 78,482,024
at September 30, 2022 and December 31, 2021, respectively	-	-
Class C common stock, $0.0001 par, 200,000,000 shares
authorized at September 30, 2022 and December 31, 2021
Shares issued and outstanding: 2,921,099
at September 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	706.8	688.9
Accumulated deficit	(89.4)	(55.3)
Accumulated other comprehensive income (loss)	(5.8)	2.6
Total shareholders' equity	611.6	636.2
Total liabilities and shareholders' equity	$1,140.6	$1,213.4

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	69,005,059	$-	6,511,293	$-	$564.7	$(52.5)	$10.7	$522.9
Stock-based awards vested and distributed	332,718	-	-	-	(1.7)	-	-	(1.7)
Issue Director shares	5,584	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.7	-	-	2.7
Net income	-	-	-	-	-	6.3	-	6.3
Other comprehensive loss	-	-	-	-	-	-	(6.4)	(6.4)
Balance at March 31, 2021	69,343,361	$-	6,511,293	$-	$565.7	$(46.2)	$4.3	$523.8
Shareholder conversion of Class C to Class A	3,590,194	-	(3,590,194)	-	-	-	-	-
May 2021 Equity Offering	5,250,000	-	-	-	103.4	-	-	103.4
Stock-based awards vested and distributed	202,414	-	-	-	-	-	-	-
Issue Director shares	83,954	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	4.7	-	-	4.7
Net loss	-	-	-	-	-	(5.2)	-	(5.2)
Other comprehensive income	-	-	-	-	-	-	2.6	2.6
Balance at June 30, 2021	78,469,923	$-	2,921,099	$-	$673.8	$(51.4)	$6.9	$629.3
Stock-based awards vested and distributed	2,901	-	-	-	-	-	-	-
Issue Director shares	3,000	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	6.9	-	-	6.9
Net loss	-	-	-	-	-	(1.4)	-	(1.4)
Other comprehensive loss	-	-	-	-	-	-	(3.2)	(3.2)
Balance at September 30, 2021	78,475,824	$-	2,921,099	$-	$680.7	$(52.8)	$3.7	$631.6

Balance at December 31, 2021	78,482,024	$-	2,921,099	$-	$688.9	$(55.3)	$2.6	$636.2
Stock-based awards vested and distributed	521,719	-	-	-	(2.9)	-	-	(2.9)
Issue Director shares	2,495	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	8.8	-	-	8.8
Net loss	-	-	-	-	-	(14.1)	-	(14.1)
Other comprehensive income	-	-	-	-	-	-	3.4	3.4
Balance at March 31, 2022	79,006,238	$-	2,921,099	$-	$694.8	$(69.4)	$6.0	$631.4
Stock-based awards vested and distributed	-	-	-	-	-	-	-	-
Issue Director shares	32,954	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	5.3	-	-	5.3
Net loss	-	-	-	-	-	(11.3)	-	(11.3)
Other comprehensive loss	-	-	-	-	-	-	(6.5)	(6.5)
Balance at June 30, 2022	79,039,192	$-	2,921,099	$-	$700.1	$(80.7)	$(0.5)	$618.9
Stock-based awards vested and distributed	11,454	-	-	-	-	-	-	-
Issue Director shares	13,395	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	6.7	-	-	6.7
Net loss	-	-	-	-	-	(8.7)	-	(8.7)
Other comprehensive loss	-	-	-	-	-	-	(5.3)	(5.3)
Balance at September 30, 2022	79,064,041	$-	2,921,099	$-	$706.8	$(89.4)	$(5.8)	$611.6

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(34.1)	$(0.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52.8	54.4
Amortization of deferred financing costs	1.1	1.5
Loss on disposal of fixed assets	0.9	1.0
Deferred income taxes	(8.2)	(4.0)
Amortization of initial value of interest rate swap	(0.6)	(0.6)
Currency gain on foreign denominated debt and notes payable	(3.8)	(4.1)
Amortization of restricted stock units	20.8	14.3
Unrealized gain on investments in small private businesses	(3.9)	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(0.2)	(4.5)
(Increase) decrease in inventory	(1.5)	(14.3)
(Increase) decrease in prepaid expenses and other assets	(3.3)	(0.7)
Increase (decrease) in accounts payable	(4.2)	8.0
Increase (decrease) in accrued liabilities	(4.9)	5.5
Change in other assets and liabilities	(20.4)	(15.4)
Net cash provided by (used in) operating activities	(9.5)	40.8

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(23.4)	(32.9)
Other capital expenditures	(10.6)	(7.7)
Total capital expenditures	(34.0)	(40.6)
Cash paid for investments in small private businesses	(2.1)	(9.2)
Cash inflow from settlement of net investment hedges	10.0	-
Patent and trademark expenditures	(1.0)	(0.9)
Net cash used in investing activities	(27.1)	(50.7)

Cash Flows from Financing Activities
Proceeds from equity offerings, gross	-	104.0
Prepayments on term loan	-	(20.9)
Transaction costs of equity offerings	-	(0.6)
Principal payments on term loans	(1.2)	(1.2)
Payments on finance lease liabilities	(0.6)	(0.5)
Exit Payment	-	(8.2)
Tax payments for withholdings on stock-based awards distributed	(2.5)	-
Net cash provided by (used in) financing activities	(4.3)	72.6

Effect of Exchange Rate Changes on Cash	(1.7)	(0.8)
Net Increase (Decrease) in Cash and Cash Equivalents	(42.6)	61.9
Cash and Cash Equivalents, beginning of period	103.9	48.5
Cash and Cash Equivalents, end of period	$61.3	$110.4

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2021, 2020, and 2019, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”). The three months ended September 30, 2022 may be further referred to herein as the “third quarter of 2022.” The three months ended September 30, 2021 may be further referred to herein as the “third quarter of 2021.”

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

Investments in Small Private Businesses — In the third quarter of 2021, we paid consideration of $9.2 million in exchange for minority ownership interests in two small private businesses. We do not have power to direct the activities of these businesses and do not have significant economic exposure related to these investments. These investments do not require consolidation and are immaterial to our condensed consolidated financial statements.

In the third quarter of 2022, we invested an additional $2.1 million in one of the small private businesses. Further, we adjusted the carrying value of our initial investment in the small private business due to an observable price change for a similar or identical investment, a Level 2 fair value measurement. This resulted in an unrealized gain of $3.9 million, which is recorded in other non-operating expense (income), net in the condensed consolidated financial statements. The adjusted value of our investment in this small private business continues to be immaterial to our condensed consolidated financial statements.

Recently Adopted Accounting Standards — We have adopted all applicable accounting standards and did not adopt any new accounting standards issued by the Financial Accounting Standards Board (“FASB”) in 2022.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Recently Issued Accounting Standards — As of September 30, 2022, it is not expected that the future adoption of any recently issued accounting pronouncements by the FASB will have a material impact on our financial position, results of operations or cash flows.

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. In June 2021, we invested in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other operating non-operating expense (income), net and were immaterial in all periods presented. The balance was approximately $35.1 million and $70.0 million at September 30, 2022 and December 31, 2021, respectively. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets. Refer to Note 10, “Fair Value Measurement” for further detail.

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

Accounts Receivable, net — The components of accounts receivable, net were as follows:

	September 30, 2022	December 31, 2021
Accounts receivable	$37.1	$44.7
Allowance for doubtful accounts	(0.7)	(1.0)
Accounts receivable, net	$36.4	$43.7

At September 30, 2022 and December 31, 2021, no customer’s accounts receivable balances exceeded 10.0% of our accounts receivable balance.

Inventories, net — The components of inventories, net were as follows:

	September 30, 2022	December 31, 2021
Raw materials	$15.9	$19.5
Work-in-process	8.1	1.2
Finished goods	8.6	12.5
Total inventories	32.6	33.2
Reserve for obsolescence	(0.3)	(0.3)
Inventories, net	$32.3	$32.9

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	September 30, 2022	December 31, 2021
Land	$3.9	$4.1
Buildings and improvements	8.5	9.2
Machinery and equipment	36.7	22.3
Computer and office equipment	10.3	12.7
Converting machines	169.0	164.1
Total property, plant, and equipment	228.4	212.4
Accumulated depreciation	(109.5)	(86.1)
Property, plant, and equipment, net	$118.9	$126.3

Declining market conditions within our long-lived asset groups and the decline in our share price indicated that the carrying amount of our asset groups may not be recoverable. We performed an evaluation of our asset groups in the third quarter of 2022. The undiscounted cash flows expected to be generated from the use and eventual disposition of the asset groups were compared to the carrying values of the asset groups and it was determined that the carrying amounts of our asset groups were recoverable and not impaired. Refer to Notes 6 and 12 for further detail.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense included in	2022	2021	2022	2021
Cost of goods sold	$8.3	$9.8	$28.7	$28.3
Depreciation and amortization expense	0.7	1.4	2.4	4.1
Total depreciation expense	$9.0	$11.2	$31.1	$32.4

Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	September 30, 2022	December 31, 2021
Employee compensation	$2.4	$1.5
Taxes	9.8	6.9
Professional fees	1.3	4.6
Bonus	0.5	10.1
Interest	1.8	1.7
Interest rate swap liability, current portion	-	3.8
Other	1.9	2.9
Accrued liabilities and other	$17.7	$31.5

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Supplemental cash flow information
Interest paid	$4.9	$5.6	$15.2	$16.5
Income taxes paid	$0.3	$2.1	$2.1	$7.1
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$0.8	$0.1	$1.1	$10.7
Capital expenditures in accounts payable	—	—	$0.4	$0.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
North America	$33.4	$37.3	$98.6	$101.1
Europe/Asia	44.4	59.8	148.5	173.7
Net revenue	77.8	97.1	247.1	274.8

Segment gross profit
North America	9.7	14.4	30.6	37.5
Europe/Asia	14.7	23.6	46.7	72.5
Gross profit	24.4	38.0	77.3	110.0

Expenses excluded from segment gross profit
Selling, general and administrative expenses	26.8	27.1	86.8	70.8
Depreciation and amortization expense	7.8	8.7	24.0	26.1
Other operating expense (income), net	1.5	(0.1)	3.4	2.0
Interest expense	5.3	5.5	15.2	17.1
Foreign currency gain	(1.2)	(1.5)	(4.1)	(3.9)
Other non-operating income, net	(4.0)	-	(4.0)	-
Loss before income tax benefit	$(11.8)	$(1.7)	$(44.0)	$(2.1)

Our customers are not concentrated in any specific geographic region. During the nine months ended September 30, 2022 and 2021, no customers exceeded 10% of net revenue.

The following table presents our long-lived assets by geographic region:

	September 30, 2022	December 31, 2021
North America	$66.4	$62.1
Europe/Asia	58.3	64.2
Total long-lived assets	$124.7	$126.3

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. As the transfer of control of our products results in an unconditional right to receive consideration, we did not record contract assets as of September 30, 2022 and December 31, 2021.

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

Nine Months Ended September 30,
2022
Beginning balance	$3.1
Deferral of revenue	7.5
Recognition of revenue	(9.0)
Ending balance	$1.6

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ASC 606
North America	$28.1	$32.0	$82.3	$86.2
Europe/Asia	38.0	53.3	128.4	153.6
Total paper and other revenue	$66.1	$85.3	$210.7	$239.8
ASC 842
Machine lease revenue	$11.7	$11.8	$36.4	$35.0
Net revenue	$77.8	$97.1	$247.1	$274.8

North America consists of the United States, Canada and Mexico, among others; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries, among others.

Note 6 — Goodwill, Long-Lived Assets, Intangible Assets and Impairment

Goodwill, Indefinite-Lived Intangible Assets and Impairment

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

Declining market conditions within our reporting units and the decline in our share price triggered interim testing for impairment of goodwill and indefinite-lived intangible assets as of September 1, 2022. The test for goodwill used unobservable inputs that required significant judgement and were performed using a combination of the Discounted Cash Flow Method and the Guideline Public Company Method in order to determine fair value. The test for indefinite-lived intangible assets also used unobservable inputs that required significant judgement and were performed using the Relief from Royalty Method in order to determine fair value. Upon completion of the tests, we concluded that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying values and were not impaired.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2021	338.8	114.2	453.0
Currency translation	-	(15.2)	(15.2)
Balance at September 30, 2022	$338.8	$99.0	$437.8

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Finite-Lived or Amortizable Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Impairment of Long-Lived Assets

We review our long-lived assets, including amortizable intangible assets; property, plant and equipment; and lease right-of-use assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets.

Declining market conditions within our long-lived asset groups and the decline in our share price indicated that the carrying amount of our asset groups may not be recoverable as of September 1, 2022. We performed an evaluation of our asset groups using unobservable inputs that required significant judgement and were performed using an undiscounted cash flow analysis. Upon completion of the evaluation, the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups and we concluded that the carrying amounts of our asset groups were recoverable and not impaired.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$186.5	$(41.3)	$145.2	$201.7	$(34.6)	$167.1
Patented/unpatented technology	171.4	(51.1)	120.3	171.9	(39.4)	132.5
Intellectual property	0.5	(0.1)	0.4	0.6	(0.1)	0.5
Total definite-lived intangible assets	358.4	(92.5)	265.9	374.2	(74.1)	300.1
Trademarks/tradenames with indefinite lives	106.2	-	106.2	106.4	-	106.4
Identifiable intangible assets, net	$464.6	$(92.5)	$372.1	$480.6	$(74.1)	$406.5

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at September 30, 2022:

Year	Amount
2022	$7.1
2023	28.4
2024	28.3
2025	27.8
2026	27.4
Thereafter	146.9
$265.9

Amortization expense was $7.1 million and $7.3 million in the third quarter of 2022 and 2021, respectively. Amortization expense was $21.7 million and $22.0 million in the nine months ended September 30, 2022 and 2021, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of September 30, 2022:

Remaining Weighted-Average Useful Life
	September 30, 2022	December 31, 2021
Customer/distributor relationships	12 years	12 years
Patented/unpatented technology	8 years	9 years
Intellectual property	7 years	7 years
Total identifiable assets, net with definite lives	10 years	11 years

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 7 — Long-Term Debt

Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), Ranger Packaging LLC, a Delaware limited liability company (the “U.S. Borrower”), and Ranpak B.V., a private limited liability company under the laws of the Netherlands (the “Dutch Borrower” and together with the U.S. Borrower, the “Borrowers”), entered into a First Lien Credit Agreement on June 3, 2019 that provided for senior secured credit facilities to, in part, (i) fund a business combination, (ii) repay and terminate the existing indebtedness of Rack Holdings, and (iii) pay all fees, premiums, expenses and other transaction costs incurred in connection with the foregoing. The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. In June 2021, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility (the “June 2021 Prepayment”). As of September 30, 2022 and December 31, 2021, no amounts were outstanding under the Revolving Facility.

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Euro Term Facility	133.5	155.0
Finance lease liabilities	1.2	1.5
Deferred financing costs, net	(4.2)	(5.1)
Total debt	380.5	401.4
Less: current portion of long-term debt	(0.4)	(0.4)
Less: current portion of finance lease liabilities	(0.5)	(0.6)
Long-term debt	$379.6	$400.4

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (1) an adjusted eurocurrency rate or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings, assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 400 basis points for eurocurrency borrowings. The interest rate for the First Lien Dollar Term Facility as of September 30, 2022 and December 31, 2021 was 6.32% and 3.85%, respectively. The interest rate for the First Lien Euro Term Facility as of September 30, 2022 and December 31, 2021 was 3.95% and 3.75%, respectively.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of September 30, 2022, we had $1.8 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.2 million.

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

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. We were in compliance with all financial covenants as of September 30, 2022.

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
September 30, 2022
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

As of September 30, 2022, we anticipate having to reclassify $5.4 million from accumulated other comprehensive income into earnings during the next twelve months to offset the variability of the hedged items during this period.

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

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

		Assets (Liabilities)
	Balance Sheet Classification	September 30, 2022	December 31, 2021
Interest Rate Swap Agreements
Designated as cash flow hedges	Accrued liabilities and other	$-	$(3.8)
Designated as cash flow hedges	Derivative instruments	-	(2.4)
Designated as cash flow hedges	Prepaid expenses and other current assets	5.4	-
Designated as cash flow hedges	Other assets	2.5	-
		$7.9	$(6.2)

Cross-Currency Swap Agreement
Designated as net investment hedge	Other assets	$-	$2.3
		$-	$2.3

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statements of operations. The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest expense presented in the statement of operations	$5.3	$5.5	$15.2	$17.1
Interest rate swap agreements designated as cash flow hedges	(0.4)	1.0	1.2	2.9
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$(0.2)	$(0.1)	$(1.0)	$(0.1)

Note 9 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive income (loss) at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(21.8)	$-	$(21.8)
Unrealized gain (loss) on interest rate swaps	11.0	(2.4)	8.6
Unrealized gain (loss) on cross-currency swap	(0.2)	-	(0.2)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Total	$(1.0)	$(4.8)	$(5.8)

	December 31, 2021
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$2.5	$-	$2.5
Unrealized gain (loss) on interest rate swaps	(3.2)	1.0	(2.2)
Unrealized gain (loss) on cross-currency swap	2.9	(0.6)	2.3
Total	$2.2	$0.4	$2.6

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents the changes in accumulated other comprehensive income (loss) by component:

	Nine Months Ended September 30, 2022
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross-currency swap	Realized gain (loss) on cross-currency swap	Total
Beginning balance	$2.5	$(2.2)	$2.3	$-	$2.6
Other comprehensive income (loss) before reclassifications	(24.3)	15.3	(1.6)	7.6	(3.0)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(4.5)	(0.9)	-	(5.4)
Ending balance	$(21.8)	$8.6	$(0.2)	$7.6	$(5.8)

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of September 30, 2022 and December 31, 2021.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of September 30, 2022 and December 31, 2021:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2022
Money market fund	$35.2	$35.2	$-	$-
Current and long-term debt	384.7	-	368.9	-
Interest rate swap agreements	7.9	-	7.9	-
Cross-currency swap agreement	$-	$-	$-	$-

December 31, 2021
Money market fund	$70.0	$70.0	$-	$-
Current and long-term debt	406.5	-	406.5	-
Interest rate swap agreements	6.2	-	6.2	-
Cross-currency swap agreement	$2.3	$-	$2.3	$-

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

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective tax rate	26.8%	16.1%	22.6%	89.1%

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

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of September 30, 2022, tax years 2019 through 2021 are subject to examination by the tax authorities.

Pursuant to ASC 740, Income Taxes (“ASC 740”), as of each balance sheet date, we assess our uncertain tax positions to determine whether factors underlying the sustainability assertion have changed. As of September 30, 2022, such factors have not changed and no additional adjustments are necessary.
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

Operating leases and finance leases are included in the condensed consolidated balance sheets as follows:

	Classification	September 30, 2022	December 31, 2021
Lease assets
Operating lease right-of-use assets, net	Assets	$5.8	$6.6
Finance lease right of use assets, net	Property, plant, and equipment, net	1.2	1.5
Total lease assets		$7.0	$8.1
Lease liabilities
Operating lease liabilities, current	Current liabilities	$1.8	$2.4
Operating lease liabilities, non-current	Non-current liabilities	4.0	4.3
Finance lease liabilities, current	Current portion of long-term debt	0.5	0.6
Finance lease liabilities, non-current	Long-term debt	0.7	0.9
Total lease liabilities		$7.0	$8.2

The components of lease costs, which are included in income from operations in our condensed consolidated statements of operations and comprehensive income (loss), were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases
Operating lease costs	$0.7	$0.7	$2.2	$2.1
Variable lease costs	0.1	0.1	0.2	0.2
Total operating lease costs	$0.8	$0.8	$2.4	$2.3
Finance leases
Amortization of right-of-use asset	$0.1	$0.2	$0.5	$0.4
Interest on finance lease liabilities	-	-	0.1	-
Total finance lease costs	$0.1	$0.2	$0.6	$0.4

Maturities of lease liabilities as of September 30, 2022 are as follows:

	Operating	Finance	Total
2022	$0.6	$0.2	$0.8
2023	2.0	0.6	2.6
2024	1.6	0.4	2.0
2025	1.5	0.1	1.6
2026	0.5	-	0.5
2027 and Thereafter	-	-	-
Total lease payments	6.2	1.3	7.5
Less lease interest	(0.4)	(0.1)	(0.5)
Total lease liabilities	$5.8	$1.2	$7.0

Additional information related to leases is presented as follows:

	September 30, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term	3.2 years	3.5 years
Weighted average discount rate	4.4%	3.8%
Finance leases
Weighted average remaining lease term	2.5 years	3.0 years
Weighted average discount rate	3.6%	3.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$0.7	$0.7	$2.1	$2.0
Operating cash flows from finance leases	-	-	-	-
Financing cash flows from finance leases	0.2	0.2	0.6	0.5
Total cash paid	$0.9	$0.9	$2.7	$2.5

Leased assets obtained in exchange for new operating lease liabilities	$0.8	$-	$0.8	$8.6
Leased assets obtained in exchange for new finance lease liabilities	-	0.1	0.3	2.1
Right-of-use assets obtained in exchange for lease liabilities	$0.8	$0.1	$1.1	$10.7

As previously noted, our machine lease revenue is accounted for under ASC 842 and is recognized on a straight-line basis over the terms of the agreements with customers, which have durations of less than one year.

Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition,

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and nine months ended September 30, 2022.

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

The table below summarizes certain data for our stock-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$6.7	$6.9	$20.8	$14.3
Tax (expense) benefit for stock-based compensation	(0.1)	-	0.7	1.2
Stock-based compensation expense, net of tax	$6.6	$6.9	$21.5	$15.5

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

At the annual meeting in May 2021, shareholders approved an amendment to the 2019 Plan (the “Amended Plan”) that authorized an additional 9.0 million shares for issuance for future awards. As of September 30, 2022, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(6,302,565)
Awards forfeited	1,012,397
Available for future awards	7,827,887

Awards vested	2,035,658

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

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2021	508,871	$15.61	2,818,257	$22.38
Granted	118,751	22.82	617,029	22.00
Vested	(275,086)	16.04	(466,059)	14.24
Forfeited	(24,276)	25.99	(94,217)	22.41
Outstanding at September 30, 2022	328,260	$17.09	2,875,010	$23.62

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

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	28,364	$24.69
Granted	71,720	12.29
Vested	(48,844)	20.09
Balance at September 30, 2022	51,240	$11.72

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

As of September 30, 2022, we have not issued any instruments that are considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(8.7)	$(1.4)	$(34.1)	$(0.3)
Net loss attributable to common stockholders for basic and diluted EPS	$(8.7)	$(1.4)	$(34.1)	$(0.3)

Denominator:
Basic weighted average common shares outstanding	81,979,986	81,396,832	81,833,718	77,579,205
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Dilutive effect of Class A and Class C earnout shares	-	-	-	-
Diluted weighted average common shares outstanding	81,979,986	81,396,832	81,833,718	77,579,205

Loss per share attributable to common stockholders
Basic	$(0.11)	$(0.02)	$(0.42)	$-
Diluted	$(0.11)	$(0.02)	$(0.42)	$-

Two-class method:
Class A Common Stock
Basic weighted average common shares outstanding	79,058,887	78,475,733	78,912,619	73,512,399
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Dilutive effect of Class A earnout shares	-	-	-	-
Diluted weighted average common shares outstanding	79,058,887	78,475,733	78,912,619	73,512,399
Proportionate share of net loss	$(8.4)	$(1.3)	$(32.9)	$(0.3)
Class A – basic earnings (loss) per share	$(0.11)	$(0.02)	$(0.42)	$-
Class A – diluted earnings (loss) per share	$(0.11)	$(0.02)	$(0.42)	$-

Class C Common Stock
Basic weighted average common shares outstanding	2,921,099	2,921,099	2,921,099	4,066,806
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-	-
Dilutive effect of Class C earnout shares	-	-	-	-
Diluted weighted average common shares outstanding	2,921,099	2,921,099	2,921,099	4,066,806
Proportionate share of net loss	$(0.3)	$(0.1)	$(1.2)	$-
Class C – basic earnings (loss) per share	$(0.10)	$(0.03)	$(0.41)	$-
Class C – diluted earnings (loss) per share	$(0.10)	$(0.03)	$(0.41)	$-

The dilutive effect of 0.5 million and 1.2 million shares in the three months ended September 30, 2022 and 2021, respectively, and 0.9 million and 0.4 million shares in the nine months ended September 30, 2022 and 2021, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs and PRSUs	3,559,496	3,290,689	3,417,060	1,920,875
Total antidilutive securities	3,559,496	3,290,689	3,417,060	1,920,875

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 16 — Transactions with Related Parties

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement were $0.1 million for the third quarter of 2022 and 2021. Total fees under the agreement amounted to approximately $0.2 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 17 — Shareholders' Equity

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

As of September 30, 2022, we had an installed base of approximately 138.6 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $247.1 million and $274.8 million in the nine months ended September 30, 2022 and 2021, respectively.

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

We previously hedged some of our exposure to foreign currency translation with cross-currency swaps and may consider entering into such agreements in future periods. Significant currency fluctuations could impact the comparability of results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”

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

PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems by product line as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	35.4	34.9	0.5	1.4
Void-Fill machines	81.2	75.1	6.1	8.1
Wrapping machines	22.0	19.2	2.8	14.6
Total	138.6	129.2	9.4	7.3

Paper and Other Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we historically have negotiated supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. In 2021 and 2022, global inflation and other macroeconomic factors, including COVID-19 and the conflict in Ukraine, have contributed to the increases in the cost of paper. Further, the conflict in Ukraine has caused certain headwinds, including (i) increased energy costs, particularly in Europe; (ii) shipping variabilities due to truck driver shortages; (iii) increased pricing for paper products as a result of decreased availability of paper products previously sourced from Russian paper mills; and (iv) increased shipping times for paper products sourced from Russian paper mills. In the third quarter of 2022, we eliminated the last of our paper products sourced from Russia. We are beginning to see stabilization of inflationary conditions regarding paper in North America, however, inflationary pricing conditions in Europe remain unsteady, primarily due to the volatility in energy markets. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some pressure on our gross margin in the medium term relative to our historical margin profile.

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 30, 2022 and 2021 with line items presented in millions of dollars.

Our condensed consolidated financial statements are prepared in accordance with GAAP. We have, however, also presented below Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted EBITDA (“AEBITDA”), which are non-GAAP financial measures. We have included EBITDA and AEBITDA because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and AEBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Adjusting AEBITDA for comparability for constant currency also assists in this comparison as it allows a better insight into the performance of our businesses that operate in currencies other than our reporting currency. Before consolidation, our Europe/Asia financial data is derived in Euros. To calculate the adjustment that we apply to present AEBITDA on a constant currency basis, we multiply this Euro-derived data by 1.15 to reflect an exchange rate of 1 Euro to 1.15 USD, which we believe is a reasonable exchange rate to use to give a stable depiction of the business without currency fluctuations between periods, to calculate Europe/Asia data in constant currency USD. An exchange rate of 1.15 approximates the average exchange rate of the Euro to USD over the past five years. We also present non-GAAP constant currency net revenue and derive it in the same manner. We believe that EBITDA and AEBITDA provide useful information to investors and others in understanding and evaluating the Company’s operating results in the same manner as our management and Board of Directors.

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
•
AEBITDA is presented on a constant currency basis and gives effect to the impact of currency fluctuations
•
while EBITDA for all periods herein has been reported without giving effect to constant currency adjustments, we have previously presented EBTIDA on a constant currency basis, which reduces its usefulness as a comparative measure to certain of our historical results that are not presented in this report; and
•
other companies, including companies in our industry, may calculate EBITDA and AEBITDA differently, which reduces their usefulness as comparative measures.

EBITDA — EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; and depreciation and amortization.

AEBITDA — AEBITDA is a non-GAAP financial measure that we present on a constant currency basis and calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items; as further adjusted to reflect the performance of the business on a constant currency basis.

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three and nine months ended September 30, 2022 and 2021. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and nine months ended September 30, 2022 and 2021.

Comparison of Third Quarter of 2022 to Third Quarter of 2021

	Three Months Ended September 30,
	2022	% Net revenue	2021	% Net revenue
Net revenue	$77.8	―	$97.1	―
Cost of goods sold	53.4	68.6	59.1	60.9
Gross profit	24.4	31.4	38.0	39.1
Selling, general and administrative expenses	26.8	34.4	27.1	27.9
Depreciation and amortization expense	7.8	10.0	8.7	9.0
Other operating expense (income), net	1.5	1.9	(0.1)	(0.1)
Income (loss) from operations	(11.7)	(15.0)	2.3	2.4
Interest expense	5.3	6.8	5.5	5.7
Foreign currency gain	(1.2)	(1.5)	(1.5)	(1.5)
Other non-operating income, net	(4.0)	(5.1)	-	-
Loss before income tax benefit	(11.8)	(15.2)	(1.7)	(1.8)
Income tax benefit	(3.1)	(4.0)	(0.3)	(0.3)
Net loss	$(8.7)	(11.2)	$(1.4)	(1.4)

Non-GAAP
EBITDA	$9.6		$22.3
AEBITDA (Constant Currency)	$16.6		$28.5

Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the third quarter of 2022 and 2021 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Three Months Ended September 30,
	2022	% Net revenue	2021	% Net revenue
North America	$33.4	42.9	$37.3	38.4
Europe/Asia	44.4	57.1	59.8	61.6
Net revenue	$77.8	100.0	$97.1	100.0

Cushioning machines	$33.4	42.9	$40.9	42.1
Void-Fill machines	31.3	40.2	39.5	40.7
Wrapping machines	9.6	12.3	12.6	13.0
Other	3.5	4.6	4.1	4.2
Net revenue	$77.8	100.0	$97.1	100.0

	Non-GAAP Constant Currency
	Three Months Ended September 30,
	2022	% Net revenue	2021	% Net revenue	$ Change	% Change
North America	$33.4	39.7	$37.3	39.0	$(3.9)	(10.5)
Europe/Asia	50.7	60.3	58.3	61.0	(7.6)	(13.0)
Net revenue	$84.1	100.0	$95.6	100.0	$(11.5)	(12.0)

Cushioning machines	$36.6	43.5	$40.2	42.1	$(3.6)	(9.0)
Void-Fill machines	33.5	39.8	39.1	40.9	(5.6)	(14.3)
Wrapping machines	9.9	11.8	12.5	13.1	(2.6)	(20.8)
Other	4.1	4.9	3.8	3.9	0.3	7.9
Net revenue	$84.1	100.0	$95.6	100.0	$(11.5)	(12.0)

Net revenue for the third quarter of 2022 was $77.8 million compared to net revenue of $97.1 million in the third quarter of 2021, a decrease of $19.3 million or 19.9% year over year. Net revenue was negatively impacted by decreases in cushioning, void-fill, and wrapping. In addition to currency headwinds, which contributed 7.6 points of pressure, revenue from all product categories was negatively affected by lower economic activity; lower e-Commerce use due to the opening up of economies; the impact inflationary pressures are having on consumer and corporate budgets; and tightening inventory management in response to uncertainties in the European economic environment. The impact of the Omicron variant of COVID-19 that previously limited customer visits has waned through the third quarter of 2022. Cushioning decreased $7.5 million, or 18.3%, to $33.4 million from $40.9 million; void-fill decreased $8.2 million, or 20.8%, to $31.3 million from $39.5 million; wrapping decreased $3.0 million, or 23.8%, to $9.6 million from $12.6 million; and other sales decreased $0.6 million, or 14.6%, to $3.5 million from $4.1 million for the third quarter of 2022 compared to the third quarter of 2021. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The decrease in net revenue is quantified by a decrease in the volume of sales of our paper consumable products of approximately 26.8 percentage points (“pp”), partially offset by a 14.4 pp increase in the price or mix of our paper consumable products, and an increase of 0.3 pp in sales of automated box sizing equipment.

Net revenue in North America for the third quarter of 2022 totaled $33.4 million compared to net revenue in North America of $37.3 million in the third quarter of 2021. The decrease of $3.9 million, or 10.5%, was primarily attributable to decreases in wrapping and void-fill sales, partially offset by increases in cushioning sales.

Net revenue in Europe/Asia for the third quarter of 2022 totaled $44.4 million compared to net revenue in Europe/Asia of $59.8 million in the third quarter of 2021. The decrease of $15.4 million, or 25.8%, was driven by lower cushioning, void-fill, and wrapping sales as well as currency headwinds. Constant currency net revenue in Europe/Asia was $50.7 million for the third quarter of 2022, a $7.6 million, or 13.0%, decrease from constant currency net revenue of $58.3 million for the third quarter of 2021.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2022 totaled $53.4 million, a decrease of $5.7 million, or 9.6%, compared to $59.1 million in the third quarter of 2021. The change was primarily due to lower sales volumes and a decrease in depreciation of $1.5 million over the prior year. Additionally, currency rate fluctuations accounted for approximately 8.6% of the decrease over prior year. We continued to experience increased manufacturing input costs during the third quarter of 2022, primarily driven by increases in the price of paper in North America and Europe. This resulted in our implementation of additional pricing actions in the third quarter of 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the third quarter of 2022 was $26.8 million, a decrease of $0.3 million, or 1.1%, from $27.1 million in the third quarter of 2021. The change in SG&A was primarily due to decreased headcount and associated compensation. Additionally, currency rate fluctuations accounted for approximately 4.8% of the decrease over prior year.

Depreciation and Amortization

Depreciation and amortization expenses for the third quarter of 2022 were $7.8 million, a decrease of $0.9 million, or 10.3%, from $8.7 million in the third quarter of 2021 primarily due to a decrease in depreciation of computer software. Additionally, currency rate fluctuations accounted for approximately 4.6% of the decrease over prior year.

Other Operating Expense (Income), Net

Other operating expense, net for the third quarter of 2022 was $1.5 million, a change of $1.6 million from income of $0.1 million in the third quarter of 2021. The change in other operating expense (income), net was primarily due to an increase in research and development costs.

Interest Expense

Interest expense for the third quarter of 2022 was $5.3 million, a decrease of $0.2 million, or 3.6%, from $5.5 million in the third quarter of 2021. The change was due to a decrease in debt in the third quarter of 2022 compared to the third quarter of 2021. Additionally, currency rate fluctuations accounted for approximately 1.8% of the decrease over prior year.

Foreign Currency Gain

Foreign currency gain for the third quarter of 2022 was $1.2 million, a change of $0.3 million, or 20.0%, from foreign currency gain of $1.5 million in the third quarter of 2021 due to the volatility in Euro exchange rates compared to USD.

Other Non-Operating Expense (Income), Net

Other non-operating income, net for the third quarter of 2022 was $3.9 million and represents the unrealized gain on our investment in a small private business. Other non-operating income, net was not material for the third quarter of 2021.

Income Tax Benefit

Income tax benefit for the third quarter of 2022 was $3.1 million, or an effective tax rate of 26.8%. Income tax benefit was $0.3 million in the third quarter of 2021, or an effective tax rate of 16.1%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation, the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the third quarter of 2022 increased $7.3 million to $8.7 million from a net loss of $1.4 million in the third quarter of 2021. The change was due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for the third quarter of 2022 was $9.6 million, a decrease of $12.7 million, or 57.0%, compared to $22.3 million in the third quarter of 2021. Adjusting for one-time costs, AEBITDA for the third quarter of 2022 and 2021 totaled $16.6 million and $28.5 million, respectively, a decrease of $11.9 million, or 41.8%.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	% Net revenue	2021	% Net revenue
Net revenue	$247.1	―	$274.8	―
Cost of goods sold	169.8	68.7	164.8	60.0
Gross profit	77.3	31.3	110.0	40.0
Selling, general and administrative expenses	86.8	35.1	70.8	25.8
Depreciation and amortization expense	24.0	9.7	26.1	9.5
Other operating expense, net	3.4	1.4	2.0	0.7
Income (loss) from operations	(36.9)	(14.9)	11.1	4.0
Interest expense	15.2	6.2	17.1	6.2
Foreign currency gain	(4.1)	(1.7)	(3.9)	(1.4)
Other non-operating income, net	(4.0)	(1.6)	-	-
Loss before income tax benefit	(44.0)	(17.8)	(2.1)	(0.8)
Income tax benefit	(9.9)	(4.0)	(1.8)	(0.7)
Net loss	$(34.1)	(13.8)	$(0.3)	(0.1)

Non-GAAP
EBITDA	$23.9		$69.4
AEBITDA (Constant Currency)	$53.9		$82.1
Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the nine months ended September 30, 2022 and 2021 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Nine Months Ended September 30,
	2022	% Net revenue	2021	% Net revenue
North America	$98.6	39.9	$101.1	36.8
Europe/Asia	148.5	60.1	173.7	63.2
Net revenue	$247.1	100.0	$274.8	100.0

Cushioning machines	$107.2	43.4	$118.9	43.3
Void-Fill machines	97.4	39.4	109.3	39.8
Wrapping machines	30.8	12.5	36.3	13.2
Other	11.7	4.7	10.3	3.7
Net revenue	$247.1	100.0	$274.8	100.0

	Non-GAAP Constant Currency
	Nine Months Ended September 30,
	2022	% Net revenue	2021	% Net revenue	$ Change	% Change
North America	$98.6	38.1	$101.1	37.7	$(2.5)	(2.5)
Europe/Asia	160.4	61.9	167.0	62.3	(6.6)	(4.0)
Net revenue	$259.0	100.0	$268.1	100.0	$(9.1)	(3.4)

Cushioning machines	$113.2	43.7	$115.5	43.1	$(2.3)	(2.0)
Void-Fill machines	101.4	39.2	107.0	39.9	(5.6)	(5.2)
Wrapping machines	31.5	12.2	35.7	13.3	(4.2)	(11.8)
Other	12.9	4.9	9.9	3.7	3.0	30.3
Net revenue	$259.0	100.0	$268.1	100.0	$(9.1)	(3.4)

Net revenue for the nine months ended September 30, 2022 was $247.1 million compared to net revenue of $274.8 million in the nine months ended September 30, 2021, a decrease of $27.7 million or 10.1%. Net revenue was negatively impacted by currency headwinds, as well as decreases in cushioning, void-fill, wrapping, slightly offset by an increase in other sales. Revenue from all product categories was negatively affected by lower economic activity; lower e-Commerce use due to the opening up of economies; the impact inflationary pressures are having on consumer and corporate budgets; and tightening inventory management in response to uncertainties in the European economic environment. In addition to currency headwinds, revenue from all product categories was negatively affected by our global transition to a new cloud-based ERP system, particularly in the first quarter of 2022. The ERP system transition created certain obstacles that affected operations, including scheduled downtime for cutting over to the new ERP system; processing and shipping inefficiencies associated with using a new ERP system; and, while transitioning to the new ERP system, the delay of pricing increases to help offset input cost pressures. Additionally, the impact of the Omicron variant of COVID-19 limited customer visits in the first quarter of 2022; however, this impact waned during the second and third quarters of 2022. Cushioning decreased $11.7 million, or 9.8%, to $107.2 million from $118.9 million; void-fill decreased $11.9 million, or 10.9%, to $97.4 million from $109.3 million; wrapping decreased $5.5 million, or 15.2%, to $30.8 million from $36.3 million; and other sales increased $1.4 million, or 13.6%, to $11.7 million from $10.3 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in net revenue is quantified by a decrease in the volume of sales of our paper consumable products of approximately 21.7 pp, offset by a 17.0 pp increase in the price or mix of our paper consumable products, and an increase of 1.2 pp in sales of automated box sizing equipment. Constant currency net revenue was $259.0 million for the nine months ended September 30, 2022, a $9.1 million, or 3.4%, decrease from constant currency net revenue of $268.1 million for the nine months ended September 30, 2021.

Net revenue in North America for the nine months ended September 30, 2022 totaled $98.6 million compared to net revenue in North America of $101.1 million in the nine months ended September 30, 2021. The decrease of $2.5 million, or 2.5%, was primarily attributable to a decrease in void-fill, wrapping, and other sales, partially offset by an increase in cushioning sales.

Net revenue in Europe/Asia for the nine months ended September 30, 2022 totaled $148.5 million compared to net revenue in Europe/Asia of $173.7 million in the nine months ended September 30, 2021. The decrease of $25.2 million, or 14.5%, was driven by lower cushioning, void-fill, and wrapping sales as well as currency headwinds. Constant currency net revenue in Europe/Asia was $160.4 million for the nine months ended September 30, 2022, a $6.6 million, or 4.0%, decrease from constant currency net revenue of $167.0 million for the nine months ended September 30, 2021.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2022 totaled $169.8 million, an increase of $5.0 million, or 3.0%, compared to $164.8 million in the nine months ended September 30, 2021. The change was primarily due to increased paper costs and an increase in depreciation of $0.4 million over the prior year, partially offset by an approximate 7.5% decrease due to currency rate fluctuations over prior year. We experienced increased manufacturing input costs in 2022, primarily driven by increased paper costs compared to 2021. As previously noted, we implemented additional pricing actions in the third quarter of 2022.

SG&A

SG&A for the nine months ended September 30, 2022 was $86.8 million, an increase of $16.0 million, or 22.6%, from $70.8 million in the nine months ended September 30, 2021. The change in SG&A was largely due to increases in stock compensation expense from the 2021 LTIP PRSUs, increased headcount and associated compensation and ERP system implementation costs, partially offset by an approximate 5.4% decrease due to currency rate fluctuations over prior year. As previously noted, our lower volumes and continued pressure on margins led to headcount reductions and deferral of certain initiatives later in 2022.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended September 30, 2022 were $24.0 million, a decrease of $2.1 million, or 8.0%, from $26.1 million in the nine months ended September 30, 2021, primarily due to a decrease in depreciation of computer software. Additionally, currency rate fluctuations accounted for approximately 3.1% of the decrease over prior year.

Other Operating Expense, Net

Other operating expense, net, for the nine months ended September 30, 2022 was $3.4 million, an increase of $1.4 million, or 70.0%, from $2.0 million in the nine months ended September 30, 2021. The change in other operating expense (income), net was largely driven by increases in research and development costs in 2022, partially offset by an approximate 5.0% decrease due to currency rate fluctuations over prior year.

Interest Expense

Interest expense for the nine months ended September 30, 2022 was $15.2 million, a decrease of $1.9 million, or 11.1%, from $17.1 million in the nine months ended September 30, 2021. The change was due to a decrease in debt during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Additionally, currency rate fluctuations accounted for approximately 1.8% of the decrease over prior year.

Foreign Currency Gain

Foreign currency gain for the nine months ended September 30, 2022 was $4.1 million, a change of $0.2 million, or 5.1%, from foreign currency gain of $3.9 million in the nine months ended September 30, 2021 due to the volatility in Euro exchange rates compared to USD.

Other Non-Operating Expense (Income), Net

Other non-operating income, net for the nine months ended September 30, 2022 was $3.9 million and represents the unrealized gain on our investment in a small private business. Other non-operating income, net was not material for the nine months ended September 30, 2021.

Income Tax Benefit

Income tax benefit for the nine months ended September 30, 2022 was $9.9 million, or an effective tax rate of 22.6%. Income tax benefit was $1.8 million in the nine months ended September 30, 2021, or an effective tax rate of 89.1%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income. The effective tax rate differs from the U.S. federal statutory rate due primarily to benefits derived from stock-based compensation, the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the nine months ended September 30, 2022 increased $33.8 million to $34.1 million from net loss of $0.3 million in the nine months ended September 30, 2021. The change was due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for the nine months ended September 30, 2022 was $23.9 million, a decrease of $45.5 million, or 65.6%, from $69.4 million in the nine months ended September 30, 2021. Adjusting for one-time costs, AEBITDA for the nine months ended September 30, 2022 and 2021 totaled $53.9 million and $82.1 million, respectively, a decrease of $28.2 million, or 34.3%.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net revenue	$77.8	$97.1	$(19.3)	(19.9)
Cost of goods sold	53.4	59.1	(5.7)	(9.6)
Gross profit	24.4	38.0	(13.6)	(35.8)
Selling, general and administrative expenses	26.8	27.1	(0.3)	(1.1)
Depreciation and amortization expense	7.8	8.7	(0.9)	(10.3)
Other operating expense (income), net	1.5	(0.1)	1.6	(1,600.0)
Income (loss) from operations	(11.7)	2.3	(14.0)	(608.7)
Interest expense	5.3	5.5	(0.2)	(3.6)
Foreign currency gain	(1.2)	(1.5)	0.3	(20.0)
Other non-operating income, net	(4.0)	-	(4.0)	―
Loss before income tax benefit	(11.8)	(1.7)	(10.1)	594.1
Income tax benefit	(3.1)	(0.3)	(2.8)	933.3
Net loss	(8.7)	(1.4)	(7.3)	521.4

Depreciation and amortization expense – COS	8.3	9.8	(1.5)	(15.3)
Depreciation and amortization expense – D&A	7.8	8.7	(0.9)	(10.3)
Interest expense	5.3	5.5	(0.2)	(3.6)
Income tax benefit	(3.1)	(0.3)	(2.8)	933.3
EBITDA(1)	9.6	22.3	(12.7)	(57.0)

Adjustments(2):
Unrealized gain translation	(1.3)	(1.6)	0.3	(18.8)
Non-cash impairment losses	0.3	0.3	-	-
M&A, restructuring, severance	0.1	0.1	-	-
Amortization of restricted stock units	6.7	6.9	(0.2)	(2.9)
Amortization of cloud-based software implementation costs(3)	0.7	-	0.7	―
Cloud-based software implementation costs	1.7	-	1.7	―
Unrealized gain on investment in small private business	(3.9)	-	(3.9)	―
Other adjustments	0.8	0.9	(0.1)	(11.1)
Constant currency	1.9	(0.4)	2.3	(575.0)
Constant Currency AEBITDA(1)	$16.6	$28.5	$(11.9)	(41.8)

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net revenue	$247.1	$274.8	$(27.7)	(10.1)
Cost of goods sold	169.8	164.8	5.0	3.0
Gross profit	77.3	110.0	(32.7)	(29.7)
Selling, general and administrative expenses	86.8	70.8	16.0	22.6
Depreciation and amortization expense	24.0	26.1	(2.1)	(8.0)
Other operating expense, net	3.4	2.0	1.4	70.0
Income (loss) from operations	(36.9)	11.1	(48.0)	(432.4)
Interest expense	15.2	17.1	(1.9)	(11.1)
Foreign currency gain	(4.1)	(3.9)	(0.2)	5.1
Other non-operating income, net	(4.0)	-	(4.0)	―
Loss before income tax benefit	(44.0)	(2.1)	(41.9)	1,995.2
Income tax benefit	(9.9)	(1.8)	(8.1)	450.0
Net loss	(34.1)	(0.3)	(33.8)	11,266.7

Depreciation and amortization expense – COS	28.7	28.3	0.4	1.4
Depreciation and amortization expense – D&A	24.0	26.1	(2.1)	(8.0)
Interest expense	15.2	17.1	(1.9)	(11.1)
Income tax benefit	(9.9)	(1.8)	(8.1)	450.0
EBITDA(1)	23.9	69.4	(45.5)	(65.6)

Adjustments(2):
Unrealized gain translation	(4.2)	(4.2)	-	-
Non-cash impairment losses	0.5	1.0	(0.5)	(50.0)
M&A, restructuring, severance	1.7	0.4	1.3	325.0
Amortization of restricted stock units	20.8	14.3	6.5	45.5
Amortization of cloud-based software implementation costs(3)	2.1	-	2.1	―
Cloud-based software implementation costs	6.5	-	6.5	―
Unrealized gain on investment in small private business	(3.9)	-	(3.9)	―
Other adjustments	3.3	3.3	-	-
Constant currency	3.2	(2.1)	5.3	(252.4)
Constant Currency AEBITDA(1)	$53.9	$82.1	$(28.2)	(34.3)

(see subsequent footnotes)

(1) Reconciliations of EBITDA and AEBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent.

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

We believe that our cash balances together with borrowing capacity under the revolving portion of the Facilities will provide us with sufficient resources to cover our current requirements. Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of PPS systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. We continue to evaluate our inventory requirements and adjust according to our volume forecasts. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets resulting from the COVID-19 pandemic, the conflict in Ukraine, or other macroeconomic factors could make obtaining new equity or debt financing more difficult or expensive.

We had $61.3 million in cash and cash equivalents as of September 30, 2022 and $103.9 million as of December 31, 2021. We sold approximately 5.3 million shares of Class A common stock in the May 2021 Equity Offering for net proceeds of $103.4 million. We used $70.0 million of proceeds from the May 2021 Equity Offering to invest in a money market fund to generate short-term cash returns. Additionally, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility in the June 2021 Prepayment.

Including finance lease liabilities and excluding deferred financing costs, we had $384.7 million in debt, $2.0 million of which was classified as short-term, as of September 30, 2022, compared to $406.5 million in debt, $2.2 million of which was classified as short-term, as of December 31, 2021. At September 30, 2022, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through November 1, 2022.

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

In June 2019, Holdings, the U.S. Borrower, and the Dutch Borrower entered into the Facilities. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. As of September 30, 2022 and December 31, 2021, no amounts were outstanding under the Revolving Facility.

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (i) an adjusted eurocurrency rate or (ii) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of September 30, 2022 and December 31, 2021, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings. Global interest rates have risen meaningfully in 2022 and we expect interest on our Facilities to increase.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of September 30, 2022, we had $1.8 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.2 million.

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

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(9.5)	$40.8
Net cash used in investing activities	(27.1)	(50.7)
Net cash provided by (used in) financing activities	(4.3)	72.6
Effect of Exchange Rate Changes on Cash	(1.7)	(0.8)
Net Increase (Decrease) in Cash and Cash Equivalents	(42.6)	61.9
Cash and Cash Equivalents, beginning of period	103.9	48.5
Cash and Cash Equivalents, end of period	$61.3	$110.4

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities was $9.5 million in the nine months ended September 30, 2022. Cash provided by operating activities was $40.8 million in the nine months ended September 30, 2021. The changes in operating cash flows are largely due to the decreases in cash earnings due to increased input costs, increased SG&A, currency headwinds, investments in working capital, and the unrealized gain on our investment in a small private business.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $27.1 million in the nine months ended September 30, 2022 and reflects cash received in termination of our cross-currency swaps, cash used for production of converter equipment and the renovation of our global headquarters in Concord, Ohio, and an investment in a small private business. Cash used in investing activities was $50.7 million in the nine months ended September 30, 2021 and reflects cash used for production of converter equipment, technology infrastructure improvements, and our investments in small private businesses.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities was $4.3 million in the nine months ended September 30, 2022 and reflects debt repayments, payments on finance lease liabilities, and tax payments for withholdings on stock compensation. Net cash provided by financing activities was $72.6 million in the nine months ended September 30, 2021 and reflects the May 2021 Equity Offering net proceeds of $103.4 million, offset by the June 2021 Prepayment of $20.9 million, and the $8.2 million Exit Payment.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Long-Lived Assets

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

As previously noted, declining market conditions and the decline in our share price triggered interim testing for impairment as of September 1, 2022. The test for goodwill used unobservable inputs that required significant judgement and were performed using a combination of the Discounted Cash Flow Method and the Guideline Public Company Method in order to determine fair value. The test for indefinite-lived intangible assets also used unobservable inputs that required significant judgement and were performed using the Relief from Royalty Method in order to determine fair value. The evaluation of our asset groups used unobservable inputs that required significant judgement and were performed using an undiscounted cash flow analysis. Upon completion of these tests, we concluded that each area was not impaired. However, the test for one of our goodwill reporting units that encompasses our business in Europe indicated that fair value of the reporting unit was close to approximating carrying value.

The unobservable inputs that required significant judgment include estimates and assumptions affected by conditions specific to our businesses, economic conditions related to the industries in which we operate, and conditions in the global economy. Changes in these estimates and assumptions, especially considering the volatility in European markets in 2022, may result in an impairment charge for the goodwill reporting unit that encompasses our business in Europe. The assumptions that have the most significant effect on the fair values of our goodwill reporting units derived using the Discounted Cash Flow Method are (i) the expected long-term growth rate of our reporting units’ cash flows and (i) the weighted average cost of capital (“WACC”) for each reporting unit. A hypothetical decrease in the expected long-term growth rate by approximately 92 basis points would have resulted in a charge in the reporting unit that encompasses our business in Europe. Separately, a hypothetical increase in the WACC by approximately 74 basis points would have resulted in a charge in the reporting unit that encompasses our business in Europe.

We believe that our estimates and assumptions are reasonable but are subject to change from period to period. Actual results of operations and other factors may differ from the estimates used and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair values derived as of the September 1, 2022 interim testing. If we fail an impairment test, any non-cash impairment charge may have an adverse effect on our results of operations and financial condition. We will continue to monitor events and circumstances for indicators of impairment in our reporting units, indefinite-lived intangible assets, and asset groups.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $5.9 million impact on our cash interest expense for the nine months ended September 30, 2022. We use interest rate swap agreements to manage this exposure.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our functional currency. See “Effect of Currency Fluctuations” in Item 2 previously for more information about our foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. We previously hedged some of our exposure to foreign currency translation with cross-currency swaps. Refer to Note 8, “Derivative Instruments” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

For the nine months ended September 30, 2022, net revenue denominated in currencies other than USD amounted to $147.4 million or 59.7% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the nine months ended September 30, 2022 to increase or decrease by approximately $14.9 million.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of the CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation of our disclosure controls and procedures, our management, with the participation of the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Other than this ERP system implementation, there were no changes during the third quarter of 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ranpak Holdings Corp.

Date:	November 1, 2022	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer