Form 10-K
period 2022-12-31
Ranpak Holdings Corp.
filed 2023-03-31
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of Class A common stock, par value $0.0001 per share held by non-affiliates of the registrant was approximately $322,517,100, based on the closing sale price of $7.00 per share as reported on the New York Stock Exchange on June 30, 2022.

As of March 13, 2023, the registrant had 79,468,609 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, to be held on May 25, 2023, are incorporated by reference into Part II and Part III of this Form 10-K.

Ranpak Holdings Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

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
•
the impact of Russia’s invasion of Ukraine;
•
the high degree of competition in the markets in which we operate;
•
consumer sensitivity to increases in the prices of our products;
•
global inflation and other macroeconomic factors;
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

Unless otherwise noted, references to a particular year are to our fiscal year, which corresponds to the calendar year ended or ending on December 31 of the same year. For example, a reference to “2022” is a reference to the year ended December 31, 2022.

Non-U.S. Generally Accepted Accounting Principles (“GAAP”) Information

Our consolidated financial statements are prepared in accordance with U.S. GAAP. We have, however, also presented below Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted EBITDA (“AEBITDA”), which are non-GAAP financial measures. We have included EBITDA and AEBITDA because they are key measures used by our management and Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and AEBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Adjusting AEBITDA for comparability for constant currency also assists in this comparison as it allows a better insight into the performance of our businesses that operate in currencies other than our reporting currency. Before consolidation, our Europe/Asia financial data is derived in Euros. To calculate the adjustment that we apply to present AEBITDA on a constant currency basis, we multiply this

Euro-derived data by 1.15 to reflect an exchange rate of 1 Euro to 1.15 U.S. dollars (“USD”), which we believe is a reasonable exchange rate to use to give a stable depiction of the business without currency fluctuations between periods, to calculate Europe/Asia data in constant currency USD. An exchange rate of 1.15 approximates the average exchange rate of the Euro to USD over the past five years. We also present non-GAAP constant currency net revenue and derive it in the same manner. We believe that EBITDA and AEBITDA provide useful information to investors and others in understanding and evaluating the Company’s operating results in the same manner as our management and Board of Directors.

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
•
AEBITDA is presented on a constant currency basis and gives effect to the impact of currency fluctuations;
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

In addition, we include certain other unaudited, non-GAAP constant currency data for 2022 and 2021. This data is based on our historical financial statements included elsewhere in this Report, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for 2022 and 2021.

ITEM 1. BUSINESS

Our Business

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. Since our inception in 1972, we have delivered high quality protective packaging solutions, while maintaining our commitment to environmental sustainability. We differentiate ourselves by our:

•
Distinct Business Model. Our paper-based Protective Packaging Solutions (“PPS”) business utilizes a razor/razor-blade model where our proprietary PPS systems are provided to our distributors and certain select end-users for a nominal user fee, charged on a per-unit basis, and are coupled with the sale of high-margin value-added paper consumables that work exclusively with our PPS systems. Use of other suppliers’ paper on our PPS systems increases the likelihood of negative operating consequences, such as jamming, ineffective yield, and/or other performance deficiencies. We retain ownership of most of our PPS systems. This business model is designed to generate attractive margins that are recurring in nature through the sale of our paper consumables. Our business is global, with a strong presence in the U.S. and Europe along with an expanding footprint in Asia, serving end-users in approximately 57 countries across 6 continents. End-users rely on our paper consumables for use exclusively with our installed base of systems.

•
Environmentally Sustainable Product Portfolio. Our paper packaging materials are fiber-based, biodegradable, renewable, and curb-side recyclable to customers. Our paper packaging materials contain little or no plastic or other resin-based inputs. Additionally, a majority of our paper packaging materials are manufactured from entirely or partially recycled content. In 2022, approximately 54.5% of our raw paper supply was Forest Stewardship Council (“FSC”) certified. Through our proprietary PPS systems and value-added kraft paper consumables, we offer a reliable, fast, and effective suite of protective packaging solutions. We believe that preference for environmentally sustainable packaging solutions will be a key driver of growth moving forward, particularly to the extent plastics and other resin-based solutions come under increasing public scrutiny.
•
Attractive Financial Profile. We historically have benefited from consistently strong growth in net revenue and our installed base, net revenue that is recurring in nature, attractive profit margins, and substantial free cash flow conversion. Our capital expenditures per PPS system and each system’s long protective useful life result in attractive payback periods and returns on invested capital. Our sales are geographically diverse, with 43.3% of our 2022 net revenue generated from end-users in North America, 46.5% generated from end-users in Europe, and 10.2% generated from end-users in Asia and other locations.
•
Diversified End-User Base. Through our extensive distributor network and select direct sales, we have over 139,100 installed systems serving over 36,000 end-users across diversified and growing end-user markets, as of December 31, 2022. We have a full suite of paper-based PPS systems to meet the needs of a variety of end-users, from small businesses to global corporations. These end-users include leading e-Commerce companies, as well as suppliers and sellers of automotive after-market parts, information technology (“IT”)/electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other products.
•
Well Established, Long-Term Distributor Relationships. We have arrangements with approximately 300 distributors globally, which enable us to reach thousands of small and medium-sized end-users while maintaining an asset-light capital base and a lean sales force. We have long-term, established relationships with our distributors and the continuity of these relationships evidences the strength of our business model, as well as the value proposition we provide for our distributors and end-users. Furthermore, the depth and longevity of these relationships have created a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to new and existing end-users. Moreover, substantially all of our net revenue from distributors is generated by those who have agreed to sell our products exclusively and not to sell or promote our competitors’ paper-based solutions.
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
•
Unique Approach to Automation. Our Automated Paper Solutions (“APS”) and Automated Solutions (“AS”) (collectively, “Automation”) product lines provide end-of-line automation systems that solve two distinct challenges facing end-users of our products:
•
Automated Dunnage Insertion. Our APS systems pair three-dimensional computer vision with Ranpak converters to automatically determine the optimal amount of void-fill or wrapping necessary to protect the product or products being shipped and then dispense that optimal amount into a box prior to its being sealed by our automated solution. These systems reduce the total cost of ownership for our end-users by reducing labor and dunnage costs.
•
Automated Box-Sizing. Our AS systems include several automated box-sizing solutions and corrugated case erectors to tailor the size of the corrugated box to the size of the product or products being shipped. These systems allow our end-users to both reduce their void-fill needs and optimize their logistics with smaller boxes while reducing labor costs.

These solutions offer end-users numerous benefits including the reduction of shipping costs, waste, and labor, resulting in improved efficiency.

•
Multiple Drivers of Growth. We believe that our business benefits from multiple factors that will drive our future growth:
•
Growth of E-commerce. E-commerce is a significant growth driver in our business. Approximately 31.0% of our net revenue is derived from sales to e-commerce end-users, and the overall e-commerce market demonstrated compound annual growth in the high teens from 2015 to 2019. E-commerce activity increased further beginning in 2020 due to the growth experienced during the ongoing COVID-19 pandemic. While such growth slowed in 2022, we continue to believe that global investment in e-commerce provides a significant tailwind for us.

•
Focus on Sustainability. Additionally, we believe both our end-users and consumers, generally, are demonstrating an increasing preference for environmentally sustainable solutions. We believe that these increasing preferences in favor of environmental sustainability will also be a significant driver of our continued growth. We believe our investments into paper innovations help close the price gap for sustainable solutions and provide an important tailwind for continued growth.
•
Demand for Automation. Our Automation product lines provide significant improvements to end-of-line packaging speed and lower labor costs for many high-volume businesses. As businesses become more sophisticated, we believe many will look for ways to improve production efficiencies driving further demand for automated solutions.
•
Expansion into Cold Chain. We believe businesses and consumers are increasingly demonstrating preferences for environmentally sustainable cold chain solutions to keep food and beverages cold during transit. We have expanded our offering to include fiber-based liners and sustainable plant-based cool packs to keep perishable goods cool while they are being delivered to consumers.
•
Expansion into Retail Channel and Consumables. We believe the retail channel provides a substantial opportunity for consumable versions of our existing Wrapping product line. We also believe significant opportunity exists to sell environmentally friendly packaging alternatives directly to consumers.
•
Continued Product Development and Innovation. We believe our ability to consistently innovate and add products to our portfolio through internal development and mergers and acquisitions (“M&A”) will provide us with additional growth opportunities.
•
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
•
Keen Focus on Innovation and Strategic Investments. We believe we are a leading innovator in packaging material, packaging systems and manufacturing technologies. Our solutions deliver automation, productivity and sustainability enhancements to our end-users’ operations. Through our robust research and development (“R&D”) pipeline, we plan to continue to improve our value proposition by rolling-out next generation products to improve performance and efficiency as well as expanding product lines adapted to continuously evolving consumer and business preferences. We work to respond to customer needs and develop innovative products and solutions that improve supply chain performance, reduce costs and environmental impact, and deliver value. Our recent innovations include:
•
2022
•
Globally launched Flap’it!™, a new solution in our AS product suite
•
Globally launched the next generation of the Cut’it!™ EVO solution in our AS product suite
•
2021
•
Launched new PPS Cushioning product, PadPak® Auto-Coiler, in North America
•
Launched new APS product, AutoFill™, in North America
•
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

•
Pickle Robot Co. (“Pickle”): Pickle has developed a low cost, collaborative package-handling robot that automates several key tasks along the e-commerce supply chain including sorting, as well as loading and unloading of packaged goods within logistical lines. Our investment in Pickle is highly strategic and complements and expands our Automation products.
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
•
Intellectual Property. We have a long history of continuous systems innovation and product development supported by our comprehensive patent portfolio. We have maintained an extensive patenting program since our inception for our PPS systems and accessories, processes and paper packaging materials. We maintain substantial trade secret knowledge regarding the utilization of our paper consumables in each model of our PPS systems product lines, which, together with the distributor contractual arrangements described above, prevent third-party paper from being used on our PPS systems. We hold over 774 U.S. and foreign patents and patent applications directed to various innovations related to our business, as well as more than 264 U.S. and foreign trademark registrations and trademark applications that protect our branding.
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

Our PPS Products

Our PPS products are designed to be flexible and responsive to the needs of our end-users. The flexibility and breadth of our full range of systems allows us to provide our end-users with the optimal protective solution to meet their specific needs and help ensure that their products reach their shipping destination in a cost-effective manner with minimal breakage. We derive substantially all of our net revenue (over 90% in 2022 and 2021) through the sale of high-margin paper consumables that work exclusively with our PPS systems. These PPS systems, which include the accompanying paper consumables, fall into three broad categories:

•
Void-Fill. Our Void-Fill protective systems quickly and efficiently convert paper to fill empty spaces in secondary packages and protect objects, reducing object movement during shipping and potential damage sustained in transit. We sell our Void-Fill products under the brand name FillPak® and offer a variety of FillPak® units. We have an installed base of approximately 82,000 FillPak® units as of December 31, 2022. Our Void-Fill products generated $130.6 million in revenue in 2022, accounting for 40.0% of our net revenue.
•
Cushioning. Our Cushioning protective systems convert paper into cushioning pads by crimping paper to trap air between the layers so that objects are protected from external shocks and vibrations during shipping as well as to prevent movement of objects as they travel through the global supply chain. We sell our Cushioning products under the brand name PadPak® and offer a variety of PadPak® units. We have an installed base of approximately 35,000 PadPak® units as of December 31, 2022. Our Cushioning products generated $140.3 million in revenue in 2022 and accounted for 43.0% of our net revenue.
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

Included within our Wrapping systems are our Cold Chain products, which are used to provide insulation for goods that require temperatures to be controlled during transport. Additionally, we further expanded our Cold Chain products with the December 2021 acquisition of Recycold Cool Solutions B.V. (“Recycold”), the manufacturer of Recycold Cool Packs, which are sustainable cool packs made from a biodegradable, plant-based gel.

We have an installed base of approximately 22,000 WrapPak® units, which were predominantly Geami® converter units, as of December 31, 2022. Our Wrapping products generated $40.5 million in revenue in 2022, which accounted for 12.4% of our net revenue. Geami® revenue includes sale of tissue rolls in addition to kraft paper.

We retain ownership of most of our PPS systems (other than, e.g., certain disposable Wrapping systems and FillPak® Manual). This model allows distributors and end-users access to our proprietary systems at little or no capital expense and enables us or our distributors to reclaim un- or under-utilized units for refurbishment and redeployment, which benefits us, our distributors, and our end-users through increased efficiency and cost savings. As of December 31, 2022, we had an installed base of approximately 139,100 PPS systems.

Our consumables ship in bulk, which is efficient for customers in shipping and require less storage space than many competing products. We convert the vast majority of raw paper to create rolls and bundles of paper that integrate with our PPS systems and into direct or consumable products. Our PPS systems predominantly use kraft paper of varying weights, sizes, and configurations. Unlike many competitive products (e.g., foam, air pillows, bubble wrap, loose fill, etc.), our paper packaging materials are fiber-based, renewable, and environmentally sustainable. With the exception of the pouches used for our Recycold cool packs, none of our paper consumables include plastic or other resin-based components. Instead, they are paper-based and biodegradable, renewable, and curb-side recyclable. Additionally, a majority of our paper consumables sold to end-users are created from entirely or partially recycled content. In 2022, 54.8% of the pulp used to manufacture our paper consumables was recycled fiber, with 8.3% recycled from post-industrial waste and 46.5% recycled from post-consumer waste. In 2022, approximately 54.5% of our raw paper supply was FSC certified.

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

Unlike our PPS systems and APS solutions, we do not retain ownership of our AS solutions. Rather, we design and sell our AS solutions outright to our customers and derive revenue by designing, manufacturing, installing, and servicing AS solutions at end-user facilities. Depending on the needs of a customer, our APS solutions may consist of components that are sold outright to the customer or may include a mix of components sold outright and components of which we retain ownership. However, in all cases, our current business model for our Automation product line involves the direct or indirect sale of highly customized systems, designed on the basis of our consultancy and product engineering expertise. As the market for our Automation products is rapidly evolving, we have extended our Automation services to offer extended service warranties beyond the initial warranty period, packaging line solutions, and the sale of spare parts. Our Automation products accounted for 4.6% of our net revenue in 2022.

Our Distribution Model

We sell the vast majority of our paper packaging materials to an established network of approximately 300 distributors worldwide who, in turn, store, market and sell our products, including bundles and rolls, to end-users. Moreover, substantially all of our net revenue from distributors is generated by those who have agreed to exclusivity with our products and not to sell or promote competitors’ paper-based solutions. Our sales and marketing teams, as well as our highly skilled engineers, work closely with distributors and ultimate end-users, on-site or remotely, to optimize the custom configuration and installation of our PPS systems and Automation products at the end-user’s facility. For each product, we set targets for minimum annual paper consumption in order to justify the capital deployed to that account. Accordingly, our sales team, in conjunction with our distributors, help end-users select which products meet their specific needs based on their own volume requirements and business objectives. Sales through our global distributor network accounted for 90.5% of our net revenue in 2022.

In addition, we sell our PPS systems and Automation products directly to certain select end-users. In some cases, these end-users operate some of the largest, most complex and sophisticated warehouse operations into which our PPS and Automation systems are integrated. Our engineering and other teams also assist our direct-sale end-users in ensuring the optimal customized installation of our products at their facilities. Direct sales to end-users accounted for 9.5% of our net revenue in 2022.

Through our distributor network and our direct sales, we serve greater than 36,000 end-users including participants in e-commerce, the auto after-market, electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other markets. Our field of end-users is diverse, with greater than 75.8% of distributor-serviced end-users generating less than $10,000 of our net revenue in 2022.

Our Performance

In 2022, we generated net revenue of $326.5 million and $42.5 million of income from operations. Our revenues are geographically diverse, with 43.3% of our 2022 net revenue generated from end-users in North America, 46.5% generated from end-users in Europe, and 10.2% generated from end-users in Asia and other locations. In addition, approximately 58.3% of our net revenue in 2022 was generated from outside the United States.

Our Strategy

Our strategy for adding to our customer base includes investing in innovation, our sales force and distributor relationships across all end markets as well as expanding geographically. Beyond our leading position in paper-based Void-Fill and Cushioning protective packaging systems, we expect to also focus on other emerging applications, such as Wrapping, Automation, Cold Chain, and Retail Consumables, for continued growth. While still relatively small, representing 12.4% of our net revenue in 2022, we believe our Wrapping product line can provide a platform for growth largely due to our Geami® products, which provide a highly effective and environmentally friendly alternative to plastic bubble wrap, as well as an opportunity to expand our distribution channels into the retail and retail shipping segments. Our December 2021 acquisition of Recycold helps us to provide a more comprehensive sustainable Cold Chain solution for customers. We also have invested in the development of alternative and more sustainable paper pulps and substrates through our investment in Creapaper.

Our Automation products represented only 4.6% of our net revenue in 2022, however, following development through acquisitions and organic growth, we believe it will serve as a platform for expansion to better serve end-users with higher volume requirements and more sophisticated end-of-line needs. In 2021, we created R Squared Robotics, a division of Ranpak, that uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions. Additionally, in July 2021, we advanced our focus on Automation with a strategic investment in Pickle. We are currently building facilities in both the United States and the Netherlands with dedicated space for Automation functions. All of these efforts complement and expand our focus on our Automation products. We believe our Automation products provide us with an opportunity to increase our penetration with existing customers and broaden our customer base to include business segments that we have not historically served. We will also continue to identify additional product and service opportunities for our current and future end-user markets.

We are pursuing expansion of our customer base in several ways. We have a global sales organization that works hand-in-hand with the sales representatives of our approximately 300 distributors to introduce our products and services to potential accounts. Our broad product portfolio allows us to serve any type of business with protective packaging needs across all end markets. We will also seek to broaden our customer base through geographic expansion by enhancing our regional capabilities in sales and marketing and expanding sales of our existing product lines in growth regions, such as Asia-Pacific (“APAC”), South America, and Central and Eastern Europe. We have recently established a full-service paper conversion facility in Malaysia, which we anticipate to be operational in the second half of 2023. We believe the Malaysia facility can improve our ability to serve customers in the region by shortening lead times as well as provide a more attractive cost profile to the APAC market than we have historically been able to offer. Combined with the localized presence and connection to Southeast Asia, we believe the Malaysia facility can bring favorable growth opportunities.

We seek to enhance our position as a leading global provider of innovative sustainable packaging solutions that our customers rely on to improve performance, cost competitiveness and automation to enhance productivity within their operations. In order to achieve these goals, we are focused on the following strategic priorities.

•
Grow organically. We will continue to focus on offering innovative solutions that enable our end-users to meet their sustainability needs while growing their business, reducing their costs and mitigating the risks associated with ineffective and/or unreliable end-of-line systems. We will also continue to provide distributors with the tools to win new accounts through training programs such as our Ranpak Academy and collaboration with our sales and engineering teams. We plan on leveraging our position as a trusted provider of sustainable packaging solutions to leading e-commerce end-users and industrial business to business end-users and further align ourselves with these market leaders as they expand to new locations and geographies, as well as continue to serve small, high growth platforms. We also believe there are significant opportunities to increase penetration across end markets. We aim to grow beyond our current PPS systems by expanding our existing Wrapping, Automation and Retail and Consumables offerings into new end-markets. Finally, we believe our fiber-based wrapping systems offer a cost-competitive, environmentally friendly, and compelling alternative to plastic-based wrap and we expect them to gain share as the focus on environmental sustainability becomes increasingly ingrained in commerce.
•
Drive innovation. We intend to maintain and extend our technological leadership, expertise and our environmentally sustainable value proposition through continuous improvement of our product and service offerings to bolster speed, improve efficacy, and decrease packing footprint, as well as by introducing new products that deliver the environmentally friendly solutions customers require for their business needs. Our recent innovations in 2022 and 2021 include Flap’it!™, the next generation of our Cut’it!™ EVO solution, PadPak® Auto-Coiler, and AutoFill™.
•
Pursue targeted growth opportunities. We have identified a number of potential growth opportunities, including market expansion for existing products, such as Wrapping, as well as in additional areas of focus, such as Cold Chain/thermal packaging, sales through the retail channel, and automation. We intend to further build out our regional capabilities and combine our local market knowledge in new or currently under-served geographies with our broad portfolio and strengths in innovation and customer service to take advantage of the burgeoning growth opportunities across the globe. For example, the Asia-Pacific region has a large, well-developed parcel shipping business, but currently represents only 10.2% of our net revenue in 2022. We believe that the new Malaysia facility can strengthen our performance in the APAC region. We believe that growing environmental awareness world-wide, combined with an increasing regulatory trend to limit the use of polymer-based foams and plastic films in many jurisdictions, present an opportunity for our paper-based protective packaging solutions in an ever-expanding number of geographies.
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

Industry

The macroeconomic effects of COVID-19 emphasized the importance of the broader global protective packaging industry in the world economy. The global protective packaging industry is fragmented and competitive with market leaders accounting for a relatively small share of the market. This fragmentation is due primarily to the variety of product types and the myriad of applications in which they are used around the world.

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

Our Market

Our end-user market consists of any business that sells and ships products requiring packaging. Accordingly, these end-users are highly dependent on their ability to obtain a cost-effective and efficient in-the-box packaging solution. Our end-users operate in a variety of businesses, including e-commerce, the automotive after-market, electronics, machinery/manufacturing, home goods, pharmaceuticals, retail and others.

We primarily sell our products to our distributors which, in turn, market and sell our products to our end-users. We also sell products directly to select end-users. In 2022, 90.5% of our net revenue was derived from sales to our distributors and approximately 9.5% of our net revenue was derived from sales directly to end-users.

Distributors. We primarily sell our products to our network of approximately 300 distributors worldwide. These distributors vary in size and, generally, offer a broad suite of packaging and other warehousing products and services to the end-users they serve, including other protective packaging systems, such as plastic bubble wrap and air pillows. Substantially all of our net revenue from distributors is generated by those who have agreed to exclusivity with our products and not to sell or promote competitors’ paper-based solutions.

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

End-Users. We have greater than 36,000 global end-users. These end-users operate in a wide variety of businesses and rely on our systems for a cost-effective and efficient paper-based protective packaging solution that meets their operational and shipping needs. Our field of end-users is diverse and historically stable, with greater than 75.8% of distributor-serviced accounts generating less than $10,000 in annual net revenue in 2022. Our end-users vary in size from extremely small specialty manufacturers or retailers to some of the largest global e-commerce companies. While most of our end-users purchase our products from our distributors, we also sell our products directly to select end-users. Direct sales to end-users accounted for approximately 9.5% of our net revenue in 2022.

E-commerce. We believe changing consumer preferences and buying habits will drive continued e-commerce growth, both among pure-play e-commerce companies, as well as among historical brick-and-mortar companies seeking to expand their e-commerce presence. We further believe the critical necessity of brand owners to optimize supply chains and reduce capital spend drives the important trend in concentration of logistics through third-party logistics providers that in turn drives increasing needs for efficient packaging end-of-line solutions. The availability of a broader product selection on-line, faster delivery times, and increased in-store pickup options all drive significant growth in on-line sales. This expansion of e-commerce is a worldwide trend that we believe will continue to accelerate as on-line penetration grows in developed and emerging markets. Although some of our e-commerce end-users are focused on the responsible reduction of their need for void-fill material more broadly, they generally require protective packaging solutions that can be integrated into their existing supply and distribution infrastructures on a low-cost and efficient basis. Most commonly, our e-commerce end-users purchase our Void-Fill solutions, but many also use our Automation, Wrapping, and Cushioning systems. Sales to our e-commerce end-users, directly and through distributors accounted for approximately 31.0% of our net revenue in 2022.

The COVID-19 pandemic demonstrated the growing macroeconomic emphasis on e-commerce in the global economy. In 2022, many of the obstacles on daily life brought on by the COVID-19 pandemic began to subside and we saw consumers eager to embrace a return to normalcy and experience-based activities in their discretionary spending, including shopping in a physical store or eating out at restaurants. While this resulted in decreased e-commerce activity in 2022 compared to recent years, we believe that brick-and-mortar experiences and e-commerce activity will complement each other as companies work to balance both presences for their businesses, and e-commerce will continue to be an important piece of the global economy.

Industrial Manufacturing. Our industrial manufacturing end market includes end users manufacturing products utilized for tools, construction supplies, energy and utilities, chemicals, paints, and metals. We believe demand in these sectors will increase as growing populations and expanding middle classes in developing countries generate more disposable income. Higher demand for advanced machines spurs increased spending on tools and robotics while higher demand for housing, infrastructure and commercial buildings benefits the tools and construction supplies sectors. Sales to industrial manufacturing end-users accounted for approximately 12.5% of our net revenue in 2022.

Automotive Aftermarket. The automotive after-market is driven by the need for replacement parts as automobiles age, as well as by the desire of consumers to customize vehicles to enhance performance and improve aesthetics. Increasing average age of vehicles and digitalization of component delivery sales and services, along with the advent of on-line portals distributing after-market components is expected to contribute to the continued growth of the automotive after-market industry. Our automotive after-market end-users require protective packaging solutions that have strong protective qualities, as the products they ship are often heavy, require greater care in handling, and have a higher individual per-unit value. Accordingly, these end-users most commonly purchase our Cushioning solutions. Our packaging solutions are typically designed to integrate into these end-users’ existing industrial processes for the production and distribution of automotive parts. Sales to our automotive after-market end-users accounted for approximately 9.8% of our net revenue in 2022.

Electronics. Widespread product innovation combined with an expanding working population, a corresponding growth in household formation and disposable incomes are key factors contributing to the growth of the global consumer electronics market. Thriving demand for smartphones across the globe and the miniaturization of electronic devices are additional factors boosting growth in the global consumer electronics market. We believe this demand for electronics will continue to grow as innovation, such as the Internet-of-Things and voice-connected devices, drives increased demand for the latest electronics hardware. Our electronics end-users customarily sell products such as computer hardware and electronics that are often already securely packaged in primary packages by the manufacturer and, as a result, require less robust protective packaging systems from us. Sales to our electronics end-users accounted for approximately 7.3% of our net revenue in 2022.

Industrial Machinery. We believe demand for industrial machinery and equipment used in sectors such as agriculture, construction, mining, packaging, and food processing will increase as economies expand, thus requiring additional infrastructure spend as well as increasing the need to feed growing middle-class populations across the globe. Sales to our machinery end-users accounted for approximately 6.4% of our net revenue in 2022.

Other. Our end-users also operate in many other industries, including [Warehousing (6.9% of net revenue in 2022), Home Furnishings (4.5%), Printing and Business Services (2.7%), and other various industries (18.8%)].

Our Paper Suppliers

We purchase kraft paper from various suppliers for conversion into the paper consumables we sell. The kraft paper we purchase includes paper that is substantially manufactured from virgin pulp, as well as paper that is substantially manufactured from recycled post-industrial and/or post-consumer waste. Before we determine to purchase paper from any supplier, the supplier must undergo a qualification process to ensure that its product meets our exacting requirements. This qualification process involves an evaluation of the physical specifications of the potential supply source, as well as extensive testing for the paper’s convertibility – on the fan-folding, rewinding and die-cutting raw paper converters in our facilities – and in the protective packaging systems we place with our end-users. Much of our paper is sourced from suppliers that are FSC certified. As a result, in 2022, approximately 54.5% of our raw paper supply was FSC certified. Once a supplier is qualified, we purchase large rolls of kraft paper from that supplier for integration into our existing supply and production chain. The paper rolls are converted at our facilities before sale to our distributors and direct end-users for use with our Void-Fill, Cushioning and Wrapping protective systems.

In 2022, we purchased paper from approximately 31 paper suppliers and our largest single source of paper supplies sold us approximately 43.7% and 21.7% of the paper supplies purchased in North America and globally, respectively. While the cost of paper supplies is our largest input cost, we typically negotiate supply and pricing arrangements with most of our paper suppliers annually, many of which we have long-standing relationships with, which helps us mitigate shorter term fluctuations in paper cost. In 2021 and 2022, global inflation and other macroeconomic factors, including COVID-19 and the conflict in Ukraine, have contributed to the increases in the cost of paper. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some continued pressure on our gross margin in the medium term relative to our historical margin profile.

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

Human Capital Resources

We are a global organization that values life experiences, ideas, and cultures that each of our employees bring to Ranpak, striving to create an atmosphere of acceptance and respect, facilitating an encouraging environment, and helping employees attain professional and educational goals. We are proud to count men and women of all races and ethnicities as members of our Board of Directors, management team, and employee workforce. We are a Charter Pledge Partner in The Board Challenge, which is an initiative to improve diverse representation in corporate U.S. boardrooms. As a Charter Pledge Partner, we acknowledge that we already have diversity in our boardroom and pledge to use our resources to accelerate change within other companies. We utilize interview guides in our hiring processes to help identify different competencies, such as diversity, equity, and inclusion competencies, to ensure that new hires are developed in these areas. Additionally, we developed robust anti-bias training to ensure that every potential candidate is given a fair and merit-based evaluation of their skills.

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

As of December 31, 2022, we had 819 employees worldwide, 330 of whom were located in the United States. We have 159 of our employees located in Europe who are covered by collective bargaining agreements.

Our Intellectual Property

Our intellectual property provides a strong competitive advantage. We own or license over 774 U.S. and foreign patents and patent applications directed to various innovations related to packaging machines, stock material, packaging processes, and packaging products, as well as more than 264 U.S. and foreign trademark registrations and trademark applications that protect our branding of our packaging products, services, and equipment. We continue to innovate and advance that competitive advantage and file numerous U.S. and foreign patent applications each year. We are also vigilant in protecting our intellectual property, by monitoring competitor activity, providing notice to potential infringers, and bringing litigation whenever and wherever necessary and appropriate.

Seasonality

We estimate that approximately 31.0% of our net revenue in 2022, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Our results tend to follow similar patterns, with the highest net revenue typically recorded in our fourth fiscal quarter and the slowest sales in our first fiscal quarter of each fiscal year. We expect this seasonality to continue in the future and, as a result, our results of operations between fiscal quarters in a given year may not be directly comparable.

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
•
We face risks related to Russia’s invasion of Ukraine.
•
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

A limited number of paper mills produce paper that is suitable for use in our products in the markets in which we operate, and if they fail, experience interruptions in service, or are otherwise unable or unwilling to fill our purchase orders, we may not be able to produce enough of our paper consumables to meet our own production requirements. In addition, there are several grades or types of paper that we use in our products that we obtain from a single source due to the specificity of our requirements and limitations in the available paper products in a given market. For example, in 2022, we purchased approximately 43.7% and 21.7% of our raw paper requirements in North America and globally, respectively, from a single supplier, WestRock Company (“WestRock”). Increasing consolidation among our suppliers or the paper supply market more broadly may increase our reliance on existing suppliers or impact our ability to obtain alternative suppliers, if necessary. If WestRock or one of our other major suppliers of paper in any of the markets in which we operate, fails or experiences an interruption or delay in service, there may be short-term or long-term disruption in our ability to secure paper from qualified sources and we may not have enough inventory to maintain our production schedule or continue to provide paper consumables to our distributors and end-users on a timely basis, or at all. For example, at most of our facilities, quantities of raw paper stored on-site represent approximately one to three weeks of paper consumables production at such facilities due to cost savings and storage limitations. Any such failure, interruption or delay may result in on-site paper storage at our paper consumable production facilities being depleted and, as a result, a reduction in the volume of production and sales of our paper consumables, which may have a material adverse effect on our business, results of operations and financial condition.

Additionally, in 2021, we purchased approximately 18.5% of our raw paper requirements in Europe (which approximated 11.4% of global supply) from a supplier in Russia. However, in response to Russia’s invasion of Ukraine, we eliminated our paper sourcing from Russian suppliers and reallocated our purchases to other mills across the globe in the third quarter of 2022. Nevertheless, the continuation or expansion of this conflict could constrain our ability to obtain the paper we use in our products, which, in turn, could have a material adverse effect on our business, results of operations and financial condition.

Adverse changes in input costs, such as kraft paper or energy pricing, may negatively impact our results of operations, including our profit margins, and financial condition.

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

In 2021 and 2022, global inflation and other macroeconomic factors, including COVID-19 and the conflict in Ukraine, have contributed to the increases in the cost of paper. Further, the conflict in Ukraine has caused certain headwinds, including (i) increased energy costs, particularly in Europe; (ii) shipping variabilities due to truck driver shortages; (iii) increased pricing for paper products as a result of decreased availability of paper products previously sourced from Russian paper mills; and (iv) increased shipping times for paper products sourced from Russian paper mills. In the third quarter of 2022, we eliminated our paper sourcing from Russian suppliers and reallocated our purchases to other mills across the globe. We began to see stabilization of inflationary concerns regarding paper in North America during the second half of 2022, however, inflationary pricing conditions in Europe remain unsteady, primarily due to the volatility in energy markets. Where we can, we will look to pass these increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. If we are unable to minimize the effects of any increases in paper costs through sourcing, pricing or other actions, our results of operations and financial condition may be materially adversely affected.

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

For example, since the outbreak of the ongoing COVID-19 pandemic, we have experienced delays in the supply of certain components used in the assembly of certain of our protective packaging systems and Automation products. Should these delays continue or should our supply of such components be interrupted, our business and results of operations may be adversely affected.

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

Our net revenue depends primarily on the volume of purchases by our end-users in the e-commerce industry and other industries it serves. End-user preferences for packaging formats, as well as the preferences of our end-users, can influence net revenue. Changes in these preferences, as well as changes in consumer behavior generally, could negatively impact demand for our products which could have a material adverse effect on our business, financial condition or results of operations. For example, following an increase in e-commerce activity during 2020 and 2021 as a result of the COVID-19 pandemic and associated shutdown measures, e-commerce activity was negatively impacted in 2022 due to the opening up of economies, which negatively impacted revenue from our product categories.

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

We maintain production facilities in three countries and territories, and our products are distributed to approximately 57 countries and territories around the world. A substantial portion of our operations are located outside of the United States and 58.3% of our 2022 revenue was generated outside of the United States. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our U.S. and European operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact our cash flows or operations in those areas. Risks inherent in our international operations include:

•
foreign currency exchange controls and tax rates, and exchange rate fluctuations, including devaluations;
•
the potential for changes in regional and local economic conditions, including regional or local inflationary pressures and/or regional or local energy disruptions or price increases;
•
laws and regulations governing foreign investment, foreign trade and currency exchange, such as those on transfer or repatriation of funds, which may affect our ability to repatriate cash as dividends or otherwise and may limit our ability to convert foreign cash flows into USD;
•
restrictive governmental actions such as those on trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;
•
the imposition of tariffs and other trade barriers, and the effects of retaliatory trade measures;
•
compliance with U.S. laws and regulations, including those affecting trade and foreign investment and the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “Foreign Corrupt Practices Act”);

•
compliance with tax laws, or changes to such laws or the interpretation of such laws, affecting taxable income, tax deductions, or other attributes relating to our non-U.S. earnings or operations;
•
difficulties of enforcing agreements and collecting receivables through certain foreign legal systems;
•
difficulties of enforcement and variations in protection of intellectual property and other legal rights;
•
more expansive legal rights of foreign unions or works councils;
•
changes in labor conditions and difficulties in staffing and managing international operations;
•
import and export delays caused, for example, by an extended strike at the port of entry, or major disruptions to international or domestic trade routes due to strikes, shortages, acts of terrorism or acts of war could cause a delay in our supply chain operations;
•
geographic, language and cultural differences between personnel in different areas of the world;
•
political, social, legal and economic instability, continued inflationary pressures, civil unrest, war, catastrophic events, acts of terrorism, effects of climate change, and widespread outbreaks of infectious diseases, including the ongoing COVID-19 pandemic; and
•
compliance with data protection and privacy regulations in many of the countries in which we operate, including the General Data Protection Regulation (“GDPR”) in the EU which has been in effect since May 2018. Under this regulation, our collection, processing storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches.

These and other factors may have a material adverse effect on our international operations and, consequently, on our financial condition or results of operations.

We face risks related to Russia’s invasion of Ukraine.

In February 2022, Russia launched a large-scale military invasion of Ukraine. The U.S. and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response, and additional sanctions may be imposed in the future. The conflict in Ukraine and resulting sanctions negatively impacted the Company during 2022, including through increased energy costs, particularly in Europe; shipping variabilities due to truck driver shortages; increased pricing for paper products as a result of decreased availability of paper products previously sourced from Russian paper mills; and, prior to the Company’s elimination of paper products sourced from Russia during third quarter of 2022, increased shipping times for paper products sourced from Russian paper mills. The impact of hostilities and sanctions may also negatively impact countries surrounding Russia and Ukraine in which we have operations. We are unable to predict the extent and duration of the military action or future escalation of such hostilities, resulting sanctions and market disruptions, but any impact on the Company as well as the regional and global economies could be significant, including the risk of possible further sanctions, embargoes, regional instability, geopolitical shifts, cybersecurity risks, fluctuation in currency exchange rates, supply chain disruptions and adverse impact on financial markets and energy markets.

If significant tariffs or other restrictions are placed on the import of Chinese goods, or if China places tariffs or other restrictions on the import of U.S. goods, our business, financial condition or results of operations may be materially adversely affected.

If significant tariffs or other restrictions are placed on the import or export of Chinese goods or if China places significant tariffs or other restrictions on the import of U.S. goods, our business, financial condition or results of operations may be materially adversely affected. For example, in September 2018, the U.S. government assessed a 10% tariff on thousands of categories of goods, including parts that we import from China to our domestic facilities to assemble our protective systems. Additionally, the U.S. government continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. In addition, political tensions between the United States and China have escalated in recent years. Rising political tensions could reduce trade, investment, or other economic activities between the two major economies. If additional duties are imposed or increasingly retaliatory trade measures taken by either the United States or China, we could need to materially increase our capital expenditures relating to the assembly of our protective systems, which could require us to raise our prices and result in the loss of end-users and harm our operating performance. Alternatively, we may seek alternative supply sources outside of China which may result in significant costs and disruption to our operations. In any such event, our business could be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, or the imposition of additional tariffs, any of which could cause us to raise prices or make changes to our operations, and could materially harm our business, financial condition or results of operations.

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

During the COVID-19 pandemic, our assembly and distribution operations have experienced disruptions, including lockdowns, port congestion, component-related supply-related challenges (including from China), increased shipping and logistics costs, and delayed availability of supplies. Additionally, social distancing and similar measures adopted in many jurisdictions around the world impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations were delayed. Additional restrictions or disruptions in transportation logistics; governmental shut-down measures; measures that we may adopt to protect the health and safety of our employees; or large numbers of our manufacturing workforce becoming ill, as a result of COVID-19 or otherwise, could limit our manufacturing productivity and distribution operations and hinder our ability to meet customer demand, which could have a material adverse effect on our financial condition and results of operations.

Fluctuations between foreign currencies and USD could materially impact our consolidated financial condition or results of operations.

Approximately 58.3% of our net revenue in 2022 was generated outside the United States. We translate net revenue and other results denominated in foreign currency into USD for our consolidated financial statements. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to USD. During periods of a strengthening USD, we reported international net revenue and net earnings could be reduced because foreign currencies may translate into fewer USD. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors.

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

Sales of a substantial number of shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, JS Capital holds approximately 37.2% of our total outstanding shares. Additional sales of our common stock into the market may cause the market price of our common to drop significantly.

Certain of our stockholders, including JS Capital, own a significant portion of the outstanding voting stock of the Company.

As of December 31, 2022, JS Capital holds approximately 37.2% of our total outstanding shares. As long as JS Capital owns or controls a significant percentage of outstanding voting power, JS Capital will have the ability to strongly influence all corporate actions requiring shareholder approval, including the election and removal of directors and the size of our Board of Directors, any amendment of our organizational documents, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The interests of JS Capital may not align with the interests of our other shareholders. JS Capital is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. JS Capital may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

The price of our securities can vary due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. During 2022, our Class A common shares traded between $2.91 and $39.48 per share. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. In an active market for our securities, the trading price of our securities has been and may continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

We are a borrower under senior secured credit facilities provided by Goldman Sachs Merchant Banking Division consisting of a $250.0 million dollar-denominated first lien term facility, a €135.5 million Euro-denominated first lien term facility and a $45.0 million revolving facility. Our senior secured credit facilities, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities which may adversely affect our ability to finance capital expenditures, acquisitions, debt service requirements or to engage in new business activities or otherwise adversely affect our ability to execute our business strategy compared to our competitors who have less debt. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, such agreements restrict our ability to, among other things:

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
•
repay certain junior indebtedness;
•
enter into sale-leasebacks;
•
engage in transactions with affiliates; and
•
in the case of our subsidiary Ranger Pledgor LLC, engage in activities other than passively holding the equity interests in the borrowers and their subsidiaries.

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

Uncertain global economic conditions have had and may continue to have an adverse impact on our business in the form of lower net revenue due to weakened demand, inflationary pressures, unfavorable changes in product price/mix, or lower profit margins. For example, global economic downturns and inflationary pressures have adversely impacted some of our end-users, such as automotive companies, distributors, electronic manufacturers, machinery manufacturers, home goods manufacturers and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending.

During economic downturns or recessions, there can be heightened competition for net revenue and increased pressure to reduce selling prices as end-users may reduce their volume of purchases. Also, reduced availability of credit may adversely affect the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures. This could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from distributors or end-users. If we lose significant sales volume, are required to reduce our selling prices significantly or are unable to collect amounts due, there could be a negative impact on our profitability and cash flows, which could have a material adverse effect on our business, financial condition or results of operations, including impairment of goodwill, long-lived assets, and intangible assets.

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

We may continue to experience difficulties with our new enterprise resource planning system.

During 2022 we implemented a new enterprise resource planning (“ERP”) system that is used to manage our business and summarize our operating results. The implementation of the new ERP system required the investment of significant financial and human capital resources. In addition, the implementation of the new ERP system affected operations, including scheduled downtime, processing and shipping inefficiencies, and the delay of pricing increases. Moreover, as disclosed in “Item 9A. Controls and Procedures” of this Report, the implementation of our new ERP negatively impacted our internal control over financial reporting leading management to conclude that our internal control over financial reporting and our disclosure controls and procedures were ineffective at December 31, 2022. While we have developed a plan to remedy the material weaknesses related to our ERP system, there can be no assurances as to when the implementation will be complete or if we will successfully remediate the material weaknesses identified on a timely basis.

In addition, any additional disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could also adversely affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and limited access to qualified information technology personnel. It is also possible that any further disruption or difficulties in connection with our ERP system could again adversely impact the effectiveness of our internal control over financial reporting, which could lead to further material weaknesses or significant deficiencies in our controls, which in turn could adversely affect our business, financial condition or results of operations.

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

Our management has identified material weaknesses in our internal control over financial reporting, which could, if not promptly remediated, result in material misstatements in our future financial statements.

In the course of its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that gives rise to a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. These material weaknesses are described in more detail in this Report under “Item 9A. Controls and Procedures.” As a result of these material weaknesses, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective at December 31, 2022.

Although we are working on plans to remediate the material weaknesses that led to the ineffectiveness of our internal control over financial reporting, there can be no assurance as to when our remediation plan will be fully developed, when we will be able to fully implement it or the cost of such implementation. Until we develop and fully implement our remediation plan, our management will continue to devote significant time and attention to these efforts. If we are unable to complete the remediation of all of our material weaknesses in a timely manner, or at all, or if our remediation plan is inadequate, we will continue to be subject to higher risk of failure to detect material errors in our future consolidated financial statements and the inability to timely file future periodic reports with the SEC, which in turn could materially and adversely affect investor confidence, our ability to raise new capital and the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table provides our locations and their various functions:

Function
Location	Segment	PPS System Assembly	Paper Consumables	Automation	Sales/ Administrative
Concord Township, Ohio[1]	North America	✓	✓	✓	✓
Heerlen, The Netherlands[2]	Europe/Asia	✓	✓	✓	✓
Christiansburg, Virginia	North America	―	―	✓	―
Kansas City, Missouri	North America	―	✓	―	―
Krimice, Czech Republic	Europe/Asia	―	―	―	✓
Laoshan, China	Europe/Asia	―	―	―	✓
Moenchengladbach, Germany	Europe/Asia	―	―	―	✓
Nyrany, Czech Republic	Europe/Asia	✓	✓	―	―
Paris, France	Europe/Asia	―	―	―	✓
Prague, Czech Republic	Europe/Asia	―	―	―	✓
Raleigh, North Carolina	North America	―	✓	―	―
Reno, Nevada	North America	―	✓	―	―
Sao Paulo, Brazil	Europe/Asia	―	―	―	✓
Shanghai, China	Europe/Asia	―	―	―	✓
Singapore	Europe/Asia	―	―	―	✓
Tokyo, Japan	Europe/Asia	―	―	―	✓
Iskandar Puteri, Malaysia	Europe/Asia	―	✓	―	―

[1] Global headquarters
[2] Europe/Asia regional headquarters

We have secured lease agreements for new facilities in Shelton, Connecticut; and Eygelshoven, The Netherlands. We anticipate occupying these new facilities in 2023.

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

Holders of Record

As of March 13, 2023, there were 16 holders of record of our Class A Common Shares and one holder of our Class C Common Shares. The actual number of holders is greater than the number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common shares to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements and general financial condition. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Our ability to declare dividends is limited by restrictive covenants contained within our senior secured credit facilities. Refer to Note 11, “Long-Term Debt” to our consolidated financial statements for further information.

Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The graph below compares the cumulative total return of our common stock from June 3, 2019 through December 31, 2022, with the comparable cumulative return of two indices, the Russell 2000 Index (“RTY”) and the Dow Jones U.S. Containers and Packaging Index (“DJUSCP”).

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

Issuer Purchases of Equity Securities

On July 26, 2022, the Company's Board of Directors approved the repurchase of up to $50.0 million of shares of the Company's Class A common stock, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors. The Company did not repurchase any shares under the repurchase program during the year ended December 31, 2022.

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

Overview

We are a leading provider of environmentally sustainable, systems-based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. Since our inception in 1972, we have delivered high quality protective packaging solutions, while maintaining our commitment to environmental sustainability. We assemble our PPS systems and provide the systems and paper consumables to customers, which include direct end-users and our network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials. We provide end-of-line automation systems that solve challenges, including optimization, customization, and efficiency, facing end-users of our products. We are a global business that generated approximately 58.3% of our 2022 net revenue outside of the United States.

As of December 31, 2022, we had an installed base of approximately 139.1 thousand protective packaging systems serving a diverse set of distributors and end-users. We generated net revenue of $326.5 million and $383.9 million in 2022 and 2021, respectively.

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

In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our Consolidated Statements of Operations. In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

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

Acquisitions and Investments in Small Businesses

In 2021, we acquired Recycold and strategically invested in Pickle and Creapaper. We further invested in Pickle in 2022. All amounts associated with these transactions are immaterial to this Report. Please refer to Note 9, “Goodwill, Long-Lived, and Intangible Assets, net” to our consolidated financial statements included elsewhere in this Report for further detail.

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

Key Performance Indicators and Other Factors Affecting Performance

We use the following key performance indicators and monitors the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:

PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	35.3	35.2	0.1	0.3
Void-Fill machines	81.6	77.5	4.1	5.3
Wrapping machines	22.2	20.5	1.7	8.3
Total	139.1	133.2	5.9	4.4

Paper Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we historically have negotiated supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including inflationary pressures, supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. Further, the conflict in Ukraine has increased pricing for paper products as a result of decreased availability of paper products previously sourced from Russian paper mills. In the third quarter of 2022, we eliminated our paper sourcing from Russian suppliers and reallocated our purchases to other mills across the globe. As previously noted, we have seen some stabilization of paper and other costs in North America, however, pricing conditions in Europe remain unsteady, primarily due to the volatility in energy markets. Where we can, we will look to pass increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some continued pressure on our gross margin in the medium term relative to our historical margin profile.

Inflationary Pressures and Other Costs. We experienced inflationary pressures in 2022, increasing the costs of paper as well as shipping and logistics, energy and wages, among other costs. In addition, inflationary pressures have adversely impacted some of our end-users, such as automotive companies; distributors; electronic manufacturers; machinery manufacturers; home goods manufacturers; e-commerce and mail order fulfillment firms; and other end-users that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. The conflict in Ukraine has also caused certain headwinds, including (i) increased energy costs, particularly in Europe; (ii) shipping variabilities due to truck driver shortages and (iii) increased shipping times for paper products sourced from Russian paper mills, in addition to increased paper costs discussed above. Higher costs due to inflation and the conflict in Ukraine during 2022 were partially offset by price increases, which mitigated the impact on our operating results. However, our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for net revenue, an unwillingness by our customers to accept price increase or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated increases in interest rates and borrowing costs may also impact the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows as well as our end-users.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has resulted in changes in market and economic conditions around the world. We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to measures designed to promote a safe operating environment. During the COVID-19 pandemic, our assembly and distribution operations have experienced disruptions, including lockdowns; port congestion; component-related supply-related challenges (including from China); increased shipping and logistics costs; and delayed availability of supplies. Additionally, social distancing and similar measures adopted in many jurisdictions around the world impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations were delayed. The COVID-19 pandemic and associated shutdown measures also contributed to an increase in e-commerce activity and our net revenue, and the subsequent reopening of economies has had a negative impact on e-commerce activity and our net revenues. While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, we cannot predict the extent to which we will ultimately be impacted due to the uncertain nature and duration of the COVID-19 pandemic. See “Risk Factors” located previously in this Report. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.

Results of Operations

The following tables set forth our results of operations for 2022 and 2021, presented in millions of dollars.

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for 2022 and 2021. This data is based on our historical financial statements included elsewhere in this Report, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for 2022 and 2021.

Comparison of 2022 to 2021

	Year Ended December 31,
	2022	% Net revenue	2021	% Net revenue
Net revenue	$326.5	―	$383.9	―
Cost of goods sold	226.9	69.5	235.0	61.2
Gross profit	99.6	30.5	148.9	38.8
Selling, general and administrative expenses	105.5	32.3	98.3	25.6
Depreciation and amortization expense	32.1	9.8	35.0	9.1
Other operating expense, net	4.5	1.4	3.4	0.9
Income (loss) from operations	(42.5)	(13.0)	12.2	3.2
Interest expense	20.7	6.3	22.4	5.8
Foreign currency gain	(2.2)	(0.7)	(5.3)	(1.4)
Other non-operating income, net	(4.3)	(1.3)	-	-
Loss before income tax benefit	(56.7)	(17.4)	(4.9)	(1.3)
Income tax benefit	(15.3)	(4.7)	(2.1)	(0.5)
Net loss	$(41.4)	(12.7)	$(2.8)	(0.7)

Non-GAAP
EBITDA	$32.9		$91.1
AEBITDA (Constant Currency)	$66.8		$117.8

Net Revenue

The following table and the discussion that follows compares our net revenue by geographic region and by product line for 2022 and 2021 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further details:

	Year Ended December 31,
	2022	% Net revenue	2021	% Net revenue
North America	$134.7	41.3	$146.9	38.3
Europe/Asia	191.8	58.7	237.0	61.7
Net revenue	$326.5	100.0	$383.9	100.0

Cushioning machines	$140.3	43.0	$162.6	42.4
Void-Fill machines	130.6	40.0	154.5	40.2
Wrapping machines	40.5	12.4	52.0	13.5
Other	15.1	4.6	14.8	3.9
Net revenue	$326.5	100.0	$383.9	100.0

	Non-GAAP Constant Currency
	Year Ended December 31,
	2022	% Net revenue	2021	% Net revenue	$ Change	% Change
North America	$134.7	39.1	$146.9	38.9	$(12.2)	(8.3)
Europe/Asia	209.4	60.9	230.6	61.1	(21.2)	(9.2)
Net revenue	$344.1	100.0	$377.5	100.0	$(33.4)	(8.8)

Cushioning machines	$149.2	43.4	$159.2	42.2	$(10.0)	(6.3)
Void-Fill machines	136.6	39.7	152.2	40.3	(15.6)	(10.2)
Wrapping machines	41.8	12.1	51.4	13.6	(9.6)	(18.7)
Other	16.5	4.8	14.7	3.9	1.8	12.2
Net revenue	$344.1	100.0	$377.5	100.0	$(33.4)	(8.8)

Net revenue for 2022 was $326.5 million compared to net revenue of $383.9 million in 2021, a decrease of $57.4 million or 15.0%. Net revenue was negatively impacted by currency headwinds, as well as decreases in cushioning, void-fill, and wrapping, slightly offset by an increase in other sales. Revenue from all product categories was negatively affected by lower economic activity; lower e-Commerce use due to the opening up of economies; the impact inflationary pressures are having on consumer and corporate budgets; and tightening inventory management in response to uncertainties in the economic environment. In addition to currency headwinds, revenue from all product categories was negatively affected by our global transition to a new cloud-based ERP system, particularly in the first quarter of 2022. The ERP system transition created certain obstacles that affected operations, including scheduled downtime for cutting over to the new ERP system; processing and shipping inefficiencies associated with using the new ERP system; and, while transitioning to the new ERP system, the delay of pricing increases to help offset input cost pressures. Additionally, the impact of the Omicron variant of COVID-19 limited visits to customers for product demonstrations in the first quarter of 2022; however, this impact waned during the second and third quarters of 2022. Cushioning decreased $22.3 million, or 13.7%, to $140.3 million from $162.6 million; void-fill decreased $23.9 million, or 15.5%, to $130.6 million from $154.5 million; wrapping decreased $11.5 million, or 22.1%, to $40.5 million from $52.0 million; and other sales increased $0.3 million, or 2.0%, to $15.1 million from $14.8 million, for 2022 compared to 2021. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The decrease in net revenue is quantified by a decrease in the volume of our paper consumable products of approximately 24.1 percentage points (“pp”), partially offset by a 14.4 pp increase in the price or mix of our paper consumable products and a 0.8 pp increase in the sales of automated box sizing equipment. Constant currency net revenue was $344.1 million for 2022, a $33.4 million, or 8.8%, decrease from constant currency net revenue of $377.5 million for 2021.

Net revenue in North America for 2022 totaled $134.7 million compared to net revenue in North America of $146.9 million in 2021. The decrease of $12.2 million, or 8.3%, was attributable to a decrease in cushioning, void-fill, wrapping, and other sales.

Net revenue in Europe/Asia for 2022 totaled $191.8 million compared to net revenue in Europe/Asia of $237.0 million in 2021. The decrease of $45.2 million, or 19.1%, was driven by currency headwinds as well as decreases in cushioning, void-fill, and wrapping sales, partially offset by an increase in other sales. Constant currency net revenue in Europe/Asia was $209.4 million for 2022, a $21.2 million, or 9.2%, decrease from constant currency net revenue of $230.6 million for 2021.

Cost of Goods Sold

Cost of goods sold for 2022 totaled $226.9 million, a decrease of $8.1 million, or 3.4%, compared to $235.0 million in 2021. The change was primarily due to lower volumes, currency headwinds, as well as $1.2 million lower depreciation expense partially offset by increased paper costs. We experienced increased manufacturing input costs in 2022, primarily driven by increased paper and labor costs compared to 2021. As previously noted, we implemented additional pricing actions in 2022.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expenses for 2022 were $105.5 million, an increase of $7.2 million, or 7.3%, from $98.3 million in 2021. The change in SG&A was largely due to increased headcount and associated compensation as well as ERP system implementation costs. The increase was partially offset by decreases in expenses from proactive selective headcount reductions; the deferral of certain initiatives during the second half of 2022; a decrease in stock compensation expense primarily associated with the 2021 LTIP PRSUs (herein defined), whose downward adjustments resulted from evaluations on their performance criteria; and an approximate 5.0% decrease due to currency rate fluctuations over the prior year.

Depreciation and Amortization

Depreciation and amortization expenses for 2022 were $32.1 million, a decrease of $2.9 million, or 8.3%, from $35.0 million in 2021, primarily due to a decrease in depreciation of computer software. Additionally, currency rate fluctuations accounted for approximately 3.1% of the decrease in 2022 over the prior year.

Other Operating Expense, Net

Other operating expense, net, for 2022 was $4.5 million, an increase of $1.1 million, or 32.4%, from $3.4 million in 2021. The change in other operating expense (income), net was largely driven by increases in research and development costs in 2022, partially offset by an approximate 2.9% decrease due to currency rate fluctuations in 2022 over the prior year.

Interest Expense

Interest expense for 2022 was $20.7 million, a decrease of $1.7 million, or 7.6%, from $22.4 million in 2021. The change was due to a decrease in debt during 2022 compared to 2021. Additionally, currency rate fluctuations accounted for approximately 1.8% of the decrease in 2022 over the prior year.

Foreign Currency (Gain) Loss

Foreign currency gain for 2022 was $2.2 million, a change of $3.1 million, or 58.5%, from foreign currency loss of $5.3 million in 2021 due to the volatility in Euro exchange rates compared to USD.

Other Non-Operating Expense (Income), Net

Other non-operating income, net for 2022 was $4.3 million and primarily represents the unrealized gain on our investment in Pickle. Other non-operating income, net was not material for 2021.

Income Tax Benefit

Income tax benefit for 2022 was $15.3 million, or an effective tax rate of 27.3%. Income tax benefit was $2.1 million in 2021, or an effective tax rate of 42.7%. The fluctuation in the effective tax rate between periods was primarily attributable to a jurisdictional mix of income, benefits derived from stock-based compensation, return to provision adjustments, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for 2022 increased $38.6 million to $41.4 million from a net loss of $2.8 million in 2021. The change was due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for 2022 was $32.9 million, a decrease of $58.2 million, or 63.9%, from $91.1 million in 2021. Adjusting for one-time costs, AEBITDA for 2022 and 2021 totaled $66.8 million and $117.8 million, respectively, a decrease of $51.0 million, or 43.3%.

Comparison of 2021 to 2020

Discussions of 2020 items and comparisons between 2021 and 2020 that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for 2021.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Report for 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change
Net revenue	$326.5	$383.9	$(57.4)	(15.0)
Cost of goods sold	226.9	235.0	(8.1)	(3.4)
Gross profit	99.6	148.9	(49.3)	(33.1)
Selling, general and administrative expenses	105.5	98.3	7.2	7.3
Depreciation and amortization expense	32.1	35.0	(2.9)	(8.3)
Other operating expense, net	4.5	3.4	1.1	32.4
Income (loss) from operations	(42.5)	12.2	(54.7)	(448.4)
Interest expense	20.7	22.4	(1.7)	(7.6)
Foreign currency gain	(2.2)	(5.3)	3.1	(58.5)
Other non-operating income, net	(4.3)	-	(4.3)	―
Loss before income tax benefit	(56.7)	(4.9)	(51.8)	1,057.1
Income tax benefit	(15.3)	(2.1)	(13.2)	628.6
Net loss	(41.4)	(2.8)	(38.6)	1,378.6

Depreciation and amortization expense – COS	36.8	38.6	(1.8)	(4.7)
Depreciation and amortization expense – D&A	32.1	35.0	(2.9)	(8.3)
Interest expense	20.7	22.4	(1.7)	(7.6)
Income tax benefit	(15.3)	(2.1)	(13.2)	628.6
EBITDA(1)	32.9	91.1	(58.2)	(63.9)

Adjustments(2):
Unrealized gain translation	(2.3)	(5.5)	3.2	(58.2)
Non-cash impairment losses	1.0	1.7	(0.7)	(41.2)
M&A, restructuring, severance	2.0	1.3	0.7	53.8
Amortization of restricted stock units	18.3	22.5	(4.2)	(18.7)
Amortization of cloud-based software implementation costs(3)	2.8	-	2.8	―
Cloud-based software implementation costs	7.4	-	7.4	―
Unrealized gain on investment in small private business	(3.9)	-	(3.9)	―
Other adjustments	4.3	8.7	(4.4)	(50.6)
Constant currency	4.3	(2.0)	6.3	(315.0)
Constant Currency AEBITDA(1)	$66.8	$117.8	$(51.0)	(43.3)

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
(3)
Represents amortization of capitalized costs related to the implementation of the global ERP system, which are included in SG&A:

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

We believe that our cash balances together with borrowing capacity under the revolving portion of our senior secured credit facilities will provide us with sufficient resources to cover our current requirements. Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of PPS systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. We continue to evaluate our inventory requirements and adjust according to our volume forecasts. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets resulting from the COVID-19 pandemic, the conflict in Ukraine, or other macroeconomic factors could make obtaining new equity or debt financing more difficult or expensive.

We had $62.8 million in cash and cash equivalents as of December 31, 2022 and $103.9 million as of December 31, 2021. We sold approximately 5.3 million shares of Class A common stock in the May 2021 Equity Offering (herein defined) for net proceeds of $103.4 million. We used $70.0 million of proceeds from the May 2021 Equity Offering to invest in a money market fund to generate short-term cash returns. Additionally, we prepaid $20.9 million of principal on the First Lien Dollar Term Facility in June 2021 (the “June 2021 Prepayment”).

Including finance lease liabilities and excluding deferred financing costs, we had $396.9 million in debt, $2.4 million of which was classified as short-term, as of December 31, 2022, compared to $406.5 million in debt, $2.2 million of which was classified as short-term, as of December 31, 2021. At December 31, 2022, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through March 31, 2023.

Share Repurchase Program

On July 26, 2022, members of the Company’s Board of Directors (“Director(s)”) authorized a general share repurchase program of our Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors.

Debt Profile

The material terms of the Facilities (as defined below) are summarized in Note 11, “Long-Term Debt” to the consolidated financial statements included elsewhere in this Report.

The aggregate principal amount of the senior secured credit facilities consists of approximately $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”) (including the right to bring in additional lenders to provide commitments with respect to the Revolving Facility in an amount of up to $30.0 million and additional borrowing capacity available for letters of credit in an amount of up to $5.0 million). Our credit facilities are secured by substantially all of our assets.

The First Lien Term Facility accrues interest at a rate of LIBOR plus 3.75% (assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 4.00%. The First Lien Term Facility matures on June 3, 2026. The Revolving Facility matures on June 3, 2024.

The Revolving Facility includes borrowing capacity available for letters of credit of up to $5 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility.

In addition, the debt financing provides the borrowers with the option to increase commitments under the debt financing in an aggregate amount not to exceed the greater of $95.0 million and 100% of consolidated EBITDA for the four consecutive fiscal quarters most recently ended, plus any voluntary prepayments of the First Lien Term Facility (and, in the case of the revolving facility, to the extent such voluntary prepayments are accompanied by permanent commitment reductions under the Revolving Facility), plus unlimited amounts subject to the relevant net leverage ratio tests and certain other conditions.

The obligations of Ranpak Corp. (as successor to the initial borrower Ranger Packaging LLC), an Ohio corporation (the “U.S. Borrower”) and Ranpak B.V., a private limited liability company under the laws of the Netherlands (the “Dutch Borrower” and together with the U.S. Borrower, the “Borrowers”) under the Facilities and certain of its obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Holdings (together with Holdings, the “U.S. Guarantors”) and, solely with respect to the obligations of the Dutch Borrower or any Dutch Guarantor, each existing and subsequently acquired or organized direct or indirect wholly-owned Dutch organized restricted subsidiary of Holdings (the “Dutch Guarantors”, and together with the U.S. Guarantors, the “Guarantors”), in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that notwithstanding the foregoing, obligations of the U.S. Borrower and U.S. Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.

The Revolving Facility requires the borrowers to maintain a maximum first lien net leverage ratio 9.10:1.00. This “springing” financial covenant is tested on the last day of each fiscal quarter, but only if on such date the sum of (i) the principal amount of outstanding revolving loans under the Revolving Facility, (ii) drawings on letters of credit under the Revolving Facility and (iii) the face amount of non-cash collateralized letters of credit under the Revolving Facility in excess of an amount to be set forth in the definitive documentation with respect to the debt financing exceeds 35% of the total revolving commitments under the Revolving Facility.

The senior secured credit facilities also contain a number of customary negative covenants. Such covenants, among other things, will limit or restrict the ability of each of the borrowers, their restricted subsidiaries, and where applicable, Holdings, to:

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
•
repay certain junior indebtedness;
•
engage in transactions with affiliates; and
•
in the case of Holdings, engage in activities other than passively holding the equity interests in the borrowers and their subsidiaries.

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments, dividends and distributions, and prepayments of junior indebtedness subject, in each case, to compliance with certain financial metrics and certain other conditions and (ii) a number of other traditional exceptions that grant the borrowers continued flexibility to operate and develop their businesses. The Facilities also require the borrowers to make mandatory prepayments of the term loans upon the occurrence of certain events, consisting of (i) an annual excess cash flow sweep of 50% of excess cash flow (as defined in the agreement governing the facilities) with step-downs to 25% if the first lien leverage ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00 and 0% if the first lien leverage ratio is less than or equal to 4.00:1.00, subject to certain deductions; (ii) the receipt of certain insurance/condemnation proceeds or net proceeds from specified asset sales and sale-leasebacks, subject to step-downs based on the company’s first lien leverage ratio; provided that in lieu of a prepayment we may instead reinvest such proceeds in specified assets subject to certain conditions, and (iii) the incurrence or issuance of non-permitted debt, following which we must pay 100% of specified net proceeds received in connection therewith. The senior secured credit facilities also contain certain customary representations and warranties, affirmative covenants and events of default.

Under the First Lien Term Facility agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders an $8.2 million exit payment fee (the “Exit Payment”), which was paid in the first quarter of 2021.

Amendment to First Lien Credit Facilities

On February 14, 2020, Ranger Packaging LLC, as the initial U.S. borrower, the Dutch Borrower, Holdings, certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 (herein defined) and Goldman Sachs Lending Partners LLC (the “Administrative Agent”) entered into the Amendment No. 1 to First Lien Credit Agreement (“Amendment No. 1”).

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

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$1.1	$54.3
Net cash used in investing activities	(37.9)	(69.8)
Net cash provided by (used in) financing activities	(4.5)	72.0
Effect of Exchange Rate Changes on Cash	0.2	(1.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(41.1)	55.4
Cash and Cash Equivalents, beginning of period	103.9	48.5
Cash and Cash Equivalents, end of period	$62.8	$103.9

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $1.1 million in 2022. Cash provided by operating activities was $54.3 million in 2021. The changes in operating cash flows are largely due to the decreases in cash earnings due to increased input costs, increased SG&A, currency headwinds, investments in working capital, and the unrealized gain on our investment in Pickle.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $37.9 million in 2022 and reflects cash received in termination of cross-currency swaps, cash used for production of converter equipment and the renovation of our global headquarters in Concord, Ohio, and an investment in Pickle. Cash used in investing activities was $69.8 million in 2021 and reflects cash used for production of converter equipment, technology infrastructure improvements, our acquisition of Recycold, and our investments in Pickle and Creapaper.

Cash Flows Provided by (Used in) Financing Activities

Net cash used in financing activities was $4.5 million in 2022 and reflects debt repayments, payments on finance lease liabilities, and tax payments for withholdings on stock compensation. Net cash provided by financing activities was $72.0 million in 2021 and reflects the May 2021 Equity Offering net proceeds of $103.4 million, offset by the June 2021 Prepayment of $20.9 million, and the $8.2 million Exit Payment.

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

The table below presents our significant enforceable and legally binding obligations and future commitments as of December 31, 2022.

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
First Lien Term Facility(1)	$395.4	$1.5	$3.0	$390.9	$-
Operating leases(2)	18.2	3.7	6.6	2.9	5.0
Finance leases(2)	37.7	2.6	4.3	3.7	27.1
Capital commitments(3)	10.5	10.5	-	-	-
Other non-current liabilities reflected on the registrant's balance sheet under GAAP(4)	0.8	0.2	0.4	-	0.2
Total	$462.6	$18.5	$14.3	$397.5	$32.3

(1) Consists of cash obligations under the First Lien Term Facility, which are described in more detail in Note 11, "Long-Term Debt" in the notes to our Consolidated Financial Statements. Interest payments on the First Lien Term Facility are calculated quarterly using variable interest rates based on market indices and, as a result, are not readily determinable for this analysis.

(2) Includes estimated lease obligations for our new facilities in Shelton, Connecticut and Eygelshoven, The Netherlands. Lease inception occurred in 2021, however, lease commencement is not anticipated until sometime in 2023.

(3) Associated with the renovation of our global headquarters in Concord and our new facilities in Shelton, Connecticut and Eygelshoven, The Netherlands.
(4) Asset retirement obligation. See Note 18, "Asset Retirement Obligation" in the notes to our Consolidated Financial Statements for further detail.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

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

Our revenue associated with our PPS business contains (i) a non-lease component (the paper consumables) accounted for as revenue under ASC 606 and (ii) a lease component (our PPS systems) accounted for as machine lease revenue under ASC Topic 842, Leases (“ASC 842”). Revenue for paper consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Machine lease revenue is recognized on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year. Revenue for Automation equipment sales is recognized based on an input method of cost and effort incurred.

We sell our products to end-users primarily through an established distributor network and direct sales to select end-users. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net revenue on the Consolidated Statements of Operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net revenue recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 10.0% and 7.4% of revenue in 2022 and 2021, respectively. Refer to Note 8, “Revenue Recognition, Contracts with Customers,” of the Notes to consolidated financial statements for further discussion of revenue.

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

In determining our reporting units, we consider economic characteristics, nature of services and products, and relative size of components within our operating segments. The components within our operating segments tend to share assets and other resources within their respective operating segment. Products offered in the components within our operating segments are similar throughout their respective operating segment. Our analysis of these factors provides that our reporting units are consistent with our operating segments.

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

Declining market conditions and the decline in our share price triggered interim testing for impairment as of September 1, 2022 (the “2022 Interim Tests”). The test for goodwill used unobservable inputs that required significant judgement and were performed using a combination of the Discounted Cash Flow Method and the Guideline Public Company Method in order to determine fair value. The test for indefinite-lived intangible assets also used unobservable inputs that required significant judgement and were performed using the Relief from Royalty Method in order to determine fair value. Upon completion of the 2022 Interim Tests, we concluded that each area was not impaired. However, the test for one of our goodwill reporting units that encompasses our business in Europe indicated that fair value of the reporting unit was close to approximating carrying value. The unobservable inputs that required significant judgment include estimates and assumptions affected by conditions specific to our businesses, economic conditions related to the industries in which we operate, and conditions in the global economy. Changes in these estimates and assumptions, especially considering the volatility in European markets in 2022, may result in an impairment charge for the Europe reporting unit. The assumptions that have the most significant effect on the fair values of our goodwill reporting units derived using the Discounted Cash Flow Method are (i) the expected long-term growth rate of our reporting units’ cash flows and (i) the weighted average cost of capital (“WACC”) for each reporting unit. A hypothetical decrease in the expected long-term growth rate by approximately 92 basis points would have resulted in a charge in the Europe reporting unit. Separately, a hypothetical increase in the WACC by approximately 74 basis points would have resulted in a charge in the Europe reporting unit. We believe that our estimates and assumptions used in the 2022 Interim Tests are reasonable but are subject to change from period to period. Actual results of operations and other factors may differ from the estimates used and it is possible that differences could be significant. A change in the estimates we use could result in a decline in the estimated fair values derived in the 2022 Interim Tests.

We then conducted an analysis of market data inputs and risk considerations in the thirty days between the 2022 Interim Tests and our annual testing date on October 1, 2022 (the “2022 Annual Assessment”) and do not believe that market or risk considerations changed materially. Further, we had no substantial changes in our long-term projections between those used in the 2022 Interim Tests and the 2022 Annual Assessment. Therefore, we do not believe there were any material changes to the conclusions reached within the 2022 Interim Tests and such conclusions were also appropriate for the 2022 Annual Assessment with no impairment in goodwill and indefinite-lived intangible assets.

With our underperformance in the fourth quarter of 2022, we adjusted our projections downward to reflect more recent information. As previously noted, the 2022 Interim Tests provided that one of our goodwill reporting units that encompasses our business in Europe indicated that fair value of the reporting unit was close to approximating carrying value. This fact combined with the adjustment of our projections led us to conduct additional analysis on goodwill impairment, incorporating our adjusted projections as well as market and risk considerations (the “2022 Additional Goodwill Assessment”). The 2022 Additional Goodwill Assessment did not provide any material changes to the conclusions reached within the 2022 Interim Tests or the 2022 Annual Assessment, with no impairment in goodwill. See Note 9, “Goodwill, Long-Lived and Identifiable Intangible Assets, net” of the Notes to consolidated financial statements for further details.

If we fail an impairment test, any non-cash impairment charge may have an adverse effect on our results of operations and financial condition. We will continue to monitor events and circumstances for indicators of impairment in our reporting units, indefinite-lived intangible assets, and asset groups.

Impairment of Long-Lived Assets. We review our long-lived assets, including definite-lived intangible assets and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For these long-lived assets, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the carrying value of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset groups’ fair value, as determined based on discounted future cash flows, asset appraisals or market values of similar assets.

The determination of asset groups’ undiscounted cash flows requires the use of estimates and judgments. Subsequent changes in undiscounted cash flows and their estimates and judgments could impact the determination of whether impairment exists in the future and whether the effects could materially adversely affect our financial condition or results of operations.

We conducted interim testing of our asset groups in the 2022 Interim Tests. The evaluation of our asset groups used unobservable inputs that required significant judgement and were performed using an undiscounted cash flow analysis where the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups. Upon completion of these tests, we concluded that the carrying values of our asset groups were recoverable and not impaired. As previously noted, we conducted an analysis of the thirty days between the 2022 Interim Tests and the 2022 Annual Assessment and do not believe that market or risk considerations changed materially, nor were there substantial changes in our long-term projections between those used in the 2022 Interim Tests and the 2022 Annual Assessment. Therefore, we do not believe there were any material changes to the conclusions reached within the 2022 Interim Tests and such conclusions were also appropriate for the 2022 Annual Assessment with no impairment in our asset groups. See Note 5, “Property, Plant and Equipment, net” of the Notes to consolidated financial statements for further details.

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

We record uncertain tax positions in accordance with the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”) on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Emerging Growth Company. Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts an Emerging Growth Company (“EGC”) from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Previously, we elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, were allowed to adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an EGC or that is an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used. We ceased to be an EGC on December 31, 2021.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to the audited consolidated financial statements included elsewhere in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $9.8 million impact on our cash interest expense for 2022. We use fixed interest rate swap agreements to manage this exposure.

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

On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021.

These reforms may also result in new methods of calculating LIBOR to be established, or alternative reference rates to be established. For example, in the U.S., a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, called the Alternative Reference Rate Committee (“ARRC”) and comprised of a diverse set of private sector entities, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for the U.S. LIBOR and the Federal Reserve Bank of New York has begun publishing SOFR daily, and central banks in several other jurisdictions have also announced plans for alternative reference rates for other currencies. Our existing indebtedness and interest rate swaps are based on one-month and three-month USD LIBOR tenors, which will transition in June 2023. We are evaluating the impacts of these changes, however, such impacts cannot yet be fully predicted and could have an adverse impact on our interest payment obligations under the Facilities and related interest rate swaps.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our reporting currency. See “Effect of Currency Fluctuations” in Item 7 previously for more information about Ranpak’s foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with a cross currency swap. Refer to Note 12, “Derivative Instruments” to the consolidated financial statements included elsewhere in this Report for additional information.

For 2022, net revenue denominated in currencies other than USD amounted to $190.2 million or 58.3% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to USD would have caused our reported net revenue for 2022 to increase or decrease by approximately $19.2 million.

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

Ranpak Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ranpak Holdings Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ranpak Holdings Corp. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended and the related notes and financial statement schedule II (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Fair Value of the Europe Reporting Unit

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company’s Europe reporting unit had a goodwill balance of $107.9 million as of December 31, 2022. Goodwill is tested for possible impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that the asset might be impaired. Declining market conditions and the decline in the Company’s share price triggered interim testing for goodwill impairment as of September 1, 2022. The Company used a combination of the discounted cash flow method and the guideline public company method to estimate the fair value of its reporting units. Upon completion of this testing, the Company concluded that goodwill was not impaired, but the fair value of the Europe reporting unit was close to approximating its carrying value.

We identified the evaluation of the estimated fair value of the Europe reporting unit as a critical audit matter. A high degree of auditor judgment was required in assessing the estimated forecasted revenue growth rates, forecasted cost of sales, and the discount rate used in the discounted cash flow method as part of the estimate of fair value. Changes to these assumptions could have significantly impacted the results of the impairment assessment, which increased the need for subjective auditor judgment in evaluating these assumptions underlying the estimate. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the reasonableness of the Company’s forecasted revenue growth rates and forecasted cost of sales by comparing them to historical operating results, customer and industry surveys, presentations, research, and other relevant supporting information. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by comparing it to a range of acceptable discount rates independently-developed using economic data and publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Cleveland, Ohio

March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ranpak Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ranpak Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio

February 28, 2022

We began serving as the Company’s auditor in 2015. In 2022, we became the predecessor auditor.

Ranpak Holdings Corp.

Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Paper revenue	$261.3	$321.4	$250.7
Machine lease revenue	50.1	47.7	39.6
Other revenue	15.1	14.8	7.9
Net revenue	326.5	383.9	298.2
Cost of goods sold	226.9	235.0	175.6
Gross profit	99.6	148.9	122.6
Selling, general and administrative expenses	105.5	98.3	72.5
Transaction costs	-	-	2.2
Depreciation and amortization expense	32.1	35.0	31.5
Other operating expense, net	4.5	3.4	4.7
Income (loss) from operations	(42.5)	12.2	11.7
Interest expense	20.7	22.4	30.2
Foreign currency (gain) loss	(2.2)	(5.3)	6.1
Other non-operating income, net	(4.3)	-	-
Loss before income tax benefit	(56.7)	(4.9)	(24.6)
Income tax benefit	(15.3)	(2.1)	(1.2)
Net loss	$(41.4)	$(2.8)	$(23.4)

Two-class method
Loss per share
Basic	$(0.51)	$(0.04)	$(0.32)
Diluted	$(0.51)	$(0.04)	$(0.32)
Class A – earnings (loss) per share
Basic	$(0.51)	$(0.04)	$(0.32)
Diluted	$(0.51)	$(0.04)	$(0.32)
Class C – earnings (loss) per share
Basic	$(0.51)	$(0.03)	$(0.32)
Diluted	$(0.51)	$(0.03)	$(0.32)

Weighted average number of shares outstanding – Class A and C
Basic	81,877,334	78,542,734	72,434,802
Diluted	81,877,334	78,542,734	72,434,802

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(10.5)	$(15.4)	$16.2
Interest rate swap adjustments	14.1	7.3	(11.3)
Cross-currency swap adjustments	3.3	2.3	-
Total other comprehensive income (loss), before tax	6.9	(5.8)	4.9
Provision (benefit) for income taxes related to other comprehensive income (loss)	4.3	2.3	(2.4)
Total other comprehensive income (loss), net of tax	2.6	(8.1)	7.3
Comprehensive loss, net of tax	$(38.8)	$(10.9)	$(16.1)

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Balance Sheets

(in millions, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$62.8	$103.9
Accounts receivable, net	33.0	43.7
Inventories, net	25.0	32.9
Income tax receivable	2.1	2.7
Prepaid expenses and other current assets	16.7	8.3
Total current assets	139.6	191.5

Property, plant and equipment, net	124.0	126.3
Operating lease right-of-use assets, net	6.0	6.6
Goodwill	446.7	453.0
Intangible assets, net	372.1	406.5
Deferred tax assets	0.6	0.1
Other assets	44.5	29.4
Total assets	$1,133.5	$1,213.4

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24.3	$33.5
Accrued liabilities and other	10.6	31.5
Current portion of long-term debt	1.3	1.0
Operating lease liabilities, current	2.0	2.4
Deferred machine fee revenue	0.9	3.1
Total current liabilities	39.1	71.5

Long-term debt	391.7	400.4
Deferred tax liabilities	80.8	97.7
Derivative instruments	3.7	2.4
Operating lease liabilities, non-current	4.0	4.3
Other liabilities	1.4	0.9
Total liabilities	520.7	577.2

Commitments and contingencies – Note 19
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at December 31, 2022 and 2021
Shares issued and outstanding: 79,086,372 and 78,482,024
at December 31, 2022 and 2021, respectively	-	-
Convertible Class C common stock, $0.0001 par, 200,000,000 shares authorized at December 31, 2022 and 2021
Shares issued and outstanding: 2,921,099
at December 31, 2022 and 2021	-	-
Additional paid-in capital	704.3	688.9
Accumulated deficit	(96.7)	(55.3)
Accumulated other comprehensive income (loss)	5.2	2.6
Total shareholders' equity	612.8	636.2
Total liabilities and shareholders' equity	$1,133.5	$1,213.4

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	64,293,741	$-	6,511,293	$-	$557.5	$(29.1)	$3.4	$531.8
Warrant exchange	4,422,564	-	-	-	-	-	-	-
Stock-based awards vested and distributed	202,723	-	-	-	-	-	-	-
Issue Director shares	86,031	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	7.2	-	-	7.2
Net loss	-	-	-	-	-	(23.4)	-	(23.4)
Other comprehensive income	-	-	-	-	-	-	7.3	7.3
Balance at December 31, 2020	69,005,059	-	6,511,293	-	564.7	(52.5)	10.7	522.9
May 2021 Equity Offering	5,250,000	-	-	-	103.4	-	-	103.4
Stock-based awards vested and distributed	541,433	-	-	-	(1.7)	-	-	(1.7)
Shareholder conversion of Class C to Class A	3,590,194	-	(3,590,194)	-	-	-	-	-
Issue Director shares	95,338	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	22.5	-	-	22.5
Net loss	-	-	-	-	-	(2.8)	-	(2.8)
Other comprehensive income	-	-	-	-	-	-	(8.1)	(8.1)
Balance at December 31, 2021	78,482,024	-	2,921,099	-	688.9	(55.3)	2.6	636.2
Stock-based awards vested and distributed	533,572	-	-	-	(2.9)	-	-	(2.9)
Issue Director shares	70,776	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	18.3	-	-	18.3
Net loss	-	-	-	-	-	(41.4)	-	(41.4)
Other comprehensive loss	-	-	-	-	-	-	2.6	2.6
Balance at December 31, 2022	79,086,372	$-	2,921,099	$-	$704.3	$(96.7)	$5.2	$612.8

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net loss	$(41.4)	$(2.8)	$(23.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69.0	73.6	62.7
Amortization of deferred financing costs	1.5	1.9	1.6
Loss on disposal of fixed assets	1.1	1.8	2.7
Deferred income taxes	(19.7)	(12.8)	(5.4)
Amortization of initial value of interest rate swap	(0.8)	(0.8)	(1.7)
Currency gain on foreign denominated debt and notes payable	(2.2)	(5.5)	6.0
Amortization of restricted stock units	18.3	22.5	7.2
Amortization of cloud-based software implementation costs	2.8	-	-
Unrealized gain on investments in small private businesses	(3.9)	-	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	9.1	(6.9)	0.9
(Increase) decrease in inventory	7.6	(17.2)	(4.6)
(Increase) decrease in prepaid expenses and other assets	(1.6)	(0.5)	(0.9)
Increase (decrease) in accounts payable	(12.4)	5.7	10.3
Increase (decrease) in accrued liabilities	(14.4)	6.9	11.1
Change in other assets and liabilities	(11.9)	(11.6)	(2.7)
Net cash provided by operating activities	1.1	54.3	63.8

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(31.6)	(42.3)	(25.8)
Other capital expenditures	(13.2)	(12.2)	(6.5)
Total capital expenditures	(44.8)	(54.5)	(32.3)
Cash paid for acquisitions and investments in small private businesses	(2.1)	(14.1)	-
Assets acquired	-	-	(1.3)
Cash inflow from settlement of net investment hedges	10.0	-	-
Patent and trademark expenditures	(1.0)	(1.2)	(0.9)
Net cash used in investing activities	(37.9)	(69.8)	(34.5)

Cash Flows from Financing Activities
Proceeds from equity offerings, gross	-	104.0	-
Prepayments on term loan	-	(20.9)	-
Transaction costs of equity offerings	-	(0.6)	-
Principal payments on term loans	(1.1)	(1.6)	(1.6)
Payments on finance lease liabilities	(0.9)	(0.7)	-
Exit Payment	-	(8.2)	-
Tax payments for withholdings on stock-based awards distributed	(2.5)	-	-
Net cash provided by (used in) financing activities	(4.5)	72.0	(1.6)

Effect of Exchange Rate Changes on Cash	0.2	(1.1)	1.1
Net Increase (Decrease) in Cash and Cash Equivalents	(41.1)	55.4	28.8
Cash and Cash Equivalents, beginning of period	103.9	48.5	19.7
Cash and Cash Equivalents, end of period	$62.8	$103.9	$48.5

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

Revenue Recognition — Revenue from contracts with customers is recognized under ASC 606 using a five-step model consisting of the following: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. Performance obligations are satisfied when we transfer control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which we expect to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and we no longer have an obligation to transfer additional goods or services to the customer or collectability becomes probable.

We sell our products to end-users primarily through an established distributor network and direct sales to select end-users. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net revenue on the Consolidated Statements of Operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net revenue recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 10.0%, 7.4%, and 10.9% of revenue in 2022, 2021, and 2020 respectively. Refer to Note 8, “Revenue Recognition, Contracts with Customers,” for further discussion of revenue.

We recognize incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, we generally expense sales commissions when incurred because the contract term is less than one year. These costs are recorded within SG&A expenses.

Shipping and Handling Costs — Costs incurred for the transfer and delivery of goods to customers are recorded as a component of cost of goods sold. Shipping and handling costs totaled $5.7 million, $8.3 million, and $4.8 million in 2022, 2021, and 2020 respectively.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Advertising Costs — Advertising cost includes cost associated with trade shows. We expense advertising costs as incurred within SG&A expense. Advertising cost totaled $1.1 million, $0.9 million, and $0.7 million in 2022, 2021, and 2020 respectively.

R&D Costs — Typically, we expense R&D costs as incurred, however, we may capitalize into other assets certain R&D costs that are associated with R&D activities that lead to constructed assets with alternative future uses. Capitalized costs are then amortized into R&D expense. R&D expense and amortization of capitalized R&D assets are included within other operating expense, net and collectively totaled $3.6 million, $1.7 million, and $2.3 million in 2022, 2021, and 2020 respectively.

Cash and Cash Equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. In June 2021, we invested $70.0 million in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other non-operating expense, net. Unrealized gains were $0.5 million in 2022 and were immaterial in 2021. The balance was approximately $30.5 million and $70.0 million at December 31, 2022 and 2021, respectively. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets. Refer to Note 14, “Fair Value Measurement” for further detail.

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

Inventories — Inventories consist of unprocessed and finished paper, as well as materials to produce automation machines. Inventories are stated at the lower of cost or net realizable value. Cost for all inventories is determined using a weighted average cost method applied on a consistent basis. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. Refer to Note 4 “Inventories, net” for further detail.

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

Estimated Useful Lives
Buildings and improvements	2 – 20 years
Machinery and equipment	2 – 10 years
Converting machines	2 – 5 years
Computer and office equipment	2 – 10 years

We consider converting machines that are returned for reconditioning to be only temporarily idled for a short period of time before they are returned to productive use, where we will continue to receive the ongoing benefit of the asset. Therefore, depreciation on these converting machines is not paused or ceased. When a converting machine undergoes a significant reconditioning, the useful life is evaluated and extended based on management’s judgement.

Refer to Note 5 “Property, Plant, and Equipment, net” for further detail.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Capitalized Cloud-Based Software Implementation Costs — We are engaged with third party software service providers for cloud computing hosting arrangements for various functions across our business, including our ERP system, human resources information system, and customer relationship management system. In these arrangements, we do not take possession of the software, rather the software resides on the service providers’ hardware and we access it remotely. Costs associated with implementation of cloud-based software are capitalized into other assets, then amortized over seven years into SG&A expenses. The net balance of capitalized cloud-based software implementation costs was $18.3 million at December 31, 2022. Amortization expense of capitalized cloud-based software implementation costs was $2.8 million in 2022. Amounts in 2021 and 2020 were not material.

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

Impairment of Long-Lived Assets — We review our long-lived assets, including definite-lived intangible assets and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the carrying value of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisals or market values of similar assets. See Note 9, “Goodwill, Long-Lived and Intangible Assets, net” and Note 5, “Property, Plant, and Equipment, net” for further details.

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

See Note 12, “Derivative Instruments,” for further details.

Foreign Currency — The nature of business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The functional currency of our operating subsidiaries outside the U.S. is the applicable local currency. For those operations, assets and liabilities are translated at period-end exchange rates into Euros, then into USD. Revenues and expenses are translated using average monthly exchange rates into Euros, then into USD.

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

Refer to Note 17, “Leases” for further detail.

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

See Note 22, “Earnings (Loss) per Share” for further details.

Emerging Growth Company — Section 102(b)(1) of the JOBS Act exempts an EGC from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Previously, we elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, were allowed to adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is not an EGC or that is an EGC which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used. We ceased to be an EGC on December 31, 2021.

Investments in Small Private Businesses — In the third quarter of 2021, we paid consideration of $9.2 million in exchange for minority ownership interests in Pickle and Creapaper. We do not have power to direct the activities of these businesses and do not have significant economic exposure related to these investments. These investments do not require consolidation in our consolidated financial statements.

In the third quarter of 2022, we invested an additional $2.1 million in Pickle. Further, we adjusted the carrying value of our initial investment in Pickle due to an observable price change for a similar or identical investment, a Level 2 fair value measurement. This resulted in an unrealized gain of $3.9 million, which is recorded in other non-operating expense (income), net in the Consolidated

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Financial Statements. The adjusted value of our investment in Pickle, both individually and collectively with Creapaper, continues to be immaterial to our consolidated financial statements.

Supplemental Cash Flow Information and Non-Cash Investing Activities — Supplemental cash flow information is as follows:

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information
Interest paid	$20.5	$21.7	$22.5
Income taxes paid	2.7	8.4	3.7
Non-cash increase in asset retirement obligation	$-	$-	$0.7
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$2.4	$11.4	$-
Equipment purchased under capital leases (ASC 840)	-	-	0.3
Capital expenditures in accounts payable	$0.1	$-	$2.4

Recently Adopted Accounting Standards — We have adopted all applicable accounting standards and did not adopt any new accounting standards by the FASB in 2022.

Recently Issued Accounting Standards — In December 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which gives optional guidance to provide relief for reference rate reform, where certain transactions have transitioned or are transitioning away from the London Interbank Offered Rate (“LIBOR”) to other reference rates. Certain tenors of USD LIBOR are transferring from LIBOR by June 30, 2023, including one-month and three-month USD LIBOR, on which our existing indebtedness and interest rate swap agreements are based. ASU 2022-06 defers the sunset date of ASC Topic 848, Reference Rate Reform (“ASC 848”) from December 31, 2022 to December 31, 2024 to ensure the relief in ASC 848 covers the period of time during which a significant number of modifications may take place. We are evaluating the effects of ASC 848 on the First Lien Term Dollar Facility and our interest rate swap agreements, as well as the impact on our financial statements and disclosures.

Note 3 — Accounts Receivable, net — The components of accounts receivable, net were as follows:

	December 31, 2022	December 31, 2021
Accounts receivable	$33.7	$44.7
Allowance for doubtful accounts	(0.7)	(1.0)
Accounts receivable, net	$33.0	$43.7

At December 31, 2022 and 2021, no customer’s accounts receivable balances exceeded 10.0% of our accounts receivable balance.

Note 4 — Inventories, net — The components of inventories, net were as follows:

	December 31, 2022	December 31, 2021
Raw materials	$12.4	$19.5
Work-in-process	5.7	1.2
Finished goods	7.2	12.5
Total inventories	25.3	33.2
Reserve for obsolescence	(0.3)	(0.3)
Inventories, net	$25.0	$32.9

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 5 — Property, Plant and Equipment, net — The components of property, plant and equipment, net were as follows:

	December 31, 2022	December 31, 2021
Land	$4.0	$4.1
Buildings and improvements	13.3	9.2
Machinery and equipment	34.0	22.3
Computer and office equipment	11.5	12.7
Converting machines	182.8	164.1
Total property, plant, and equipment	245.6	212.4
Accumulated depreciation	(121.6)	(86.1)
Property, plant, and equipment, net	$124.0	$126.3

We did not capitalize any interest in the period presented. Refer to Note 17, “Leases” for further detail on finance leases and their relation to property, plant, and equipment under ASC 842.

We are required to evaluate the recoverability of the carrying amount of our long-lived asset groups whenever events or changes in circumstances indicate the carrying amount of our asset groups may not be recoverable. As previously noted, we conducted testing and analysis of our asset groups in the 2022 Interim Tests. The evaluation of our asset groups used unobservable inputs that required significant judgement and were performed using an undiscounted cash flow analysis where the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups. Upon completion of these tests, we concluded that the carrying values of our asset groups were recoverable and not impaired.

Depreciation expense recorded in cost of goods sold and depreciation and amortization expense in the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
Depreciation expense included in	2022	2021	2020
Cost of goods sold	$36.8	$38.6	$31.1
Depreciation and amortization expense	3.4	5.5	2.9
Total depreciation expense	$40.2	$44.1	$34.0

Note 6 – Accrued Liabilities and Other — The components of accrued liabilities and other were as follows:

	December 31, 2022	December 31, 2021
Employee compensation	$2.1	$1.5
Taxes	3.4	6.9
Professional fees	0.8	4.6
Bonus	0.7	10.1
Interest	1.9	1.7
Interest rate swap liability, current portion	-	3.8
Other	1.7	2.9
Accrued liabilities and other	$10.6	$31.5

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

We attribute revenue and gross profit to individual countries based on the selling location. Our products are primarily sold from North America and Europe. As previously noted, segment gross profit includes certain depreciation and amortization expenses that are included in cost of goods sold:

	Year Ended December 31,
	2022	2021	2020
Revenue
North America	$134.7	$146.9	$127.4
Europe/Asia	191.8	237.0	170.8
Net revenue	326.5	383.9	298.2

Segment gross profit
North America	41.8	53.9	50.7
Europe/Asia	57.8	95.0	71.9
Gross profit	99.6	148.9	122.6

Expenses excluded from segment gross profit
Selling, general and administrative expenses	105.5	98.3	72.5
Transaction costs	-	-	2.2
Depreciation and amortization expense	32.1	35.0	31.5
Other operating expense, net	4.5	3.4	4.7
Interest expense	20.7	22.4	30.2
Foreign currency (gain) loss	(2.2)	(5.3)	6.1
Other non-operating income, net	(4.3)	-	-
Loss before income tax benefit	$(56.7)	$(4.9)	$(24.6)

Our customers are not concentrated in any specific geographic region. During 2022, 2021, and 2020, no customers exceeded 10% of net revenue.

The following table presents our long-lived assets by segment and geographic location:

	December 31, 2022	December 31, 2021
North America	$65.4	$62.1
Europe/Asia	64.6	64.2
Total long-lived assets	$130.0	$126.3

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

We recognize revenue from each Automation product separately, on a contract by contract basis (i.e. by individual machine). We recognize revenue on maintenance contracts and spare parts separately from their Automation products. Each contract represents its own unit of accounting. Because Automation products are highly customized with no alternative use to another party and we have an enforceable right to payment for our costs if the customer breaches the contract, we recognize automation revenue over time. We use an input method, based on cost and effort incurred to recognize automation revenue.

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

Allocation of Transaction Price. We determine the standalone selling price for a performance obligation sold on a standalone basis. We often offer rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and our efforts to provide consumables.

Transfer of Control. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue for paper consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Revenue for Automation equipment sales is recognized based on an input method of cost and effort incurred over time. Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract. Lease components within contracts with customers are recognized in accordance with ASC 842 on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

We allocate the consideration received from customers between the paper consumables and the converting machine based on an estimate of the relative standalone selling price. This allocation is done for presentation purposes and does not represent a significant difference in timing of revenue recognition.

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. The transfer of control of our products results in an unconditional right to receive consideration. Accordingly, we do not have any material contract assets as of December 31, 2022 and 2021.

Deferred revenue represents contractual amounts received from customers that exceed percentage of project completion that is in excess of costs incurred for automation equipment sales, as well as prepayments for machine fees that are amortized over the next quarter. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the Consolidated Balance Sheets. During 2022 and 2021, substantially all of the beginning balance of deferred revenue was recognized into revenue. Beginning and ending balances of deferred revenue were as follows:

	Year Ended December 31,
	2022	2021
Beginning balance	$3.1	$1.4
Ending balance	$0.9	$3.1

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Year Ended December 31,
	2022	2021	2020
ASC 606
North America	$111.0	$126.7	$110.9
Europe/Asia	165.4	209.5	147.7
Total paper and other revenue	$276.4	$336.2	$258.6
ASC 842
Machine lease revenue	$50.1	$47.7	$39.6
Net revenue	$326.5	$383.9	$298.2

North America consists of the United States, Canada and Mexico, among others; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries, among others.

Note 9 — Goodwill, Long-Lived and Intangible Assets, net

Goodwill and Indefinite-Lived Intangible Assets

Declining market conditions and the decline in our share price triggered the 2022 Interim Tests. The test for goodwill used unobservable inputs that required significant judgement and were performed using a combination of the Discounted Cash Flow Method and the Guideline Public Company Method in order to determine fair value. The test for indefinite-lived intangible assets also used unobservable inputs that required significant judgement and were performed using the Relief from Royalty Method in order to determine fair value. Upon completion of these tests, we concluded that each area was not impaired. However, the test for one of our goodwill reporting units that encompasses our business in Europe indicated that fair value of the reporting unit was close to approximating carrying value. We then conducted an analysis of market data inputs and risk considerations in the thirty days between the 2022 Interim Tests and the 2022 Annual Assessment and do not believe that market or risk considerations changed materially. Further, we had no substantial changes in our long-term projections between those used in the 2022 Interim Tests and the 2022 Annual Assessment. Therefore, we do not believe there were any material changes to the conclusions reached within the 2022 Interim Tests and such conclusions were also appropriate for the 2022 Annual Assessment with no impairment in goodwill and indefinite-lived intangible assets.

With our underperformance in the fourth quarter of 2022, we adjusted our projections downward to reflect more recent information. As previously noted, the 2022 Interim Tests provided that one of our goodwill reporting units that encompasses our business in Europe indicated that fair value of the reporting unit was close to approximating carrying value. This fact combined with the adjustment of our projections led us to conduct the 2022 Additional Goodwill Assessment on goodwill impairment, incorporating our

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

adjusted projections as well as market and risk considerations. The 2022 Additional Goodwill Assessment did not provide any material changes to the conclusions reached within the 2022 Interim Tests or the 2022 Annual Assessment, with no impairment in goodwill.

As part of the Recycold acquisition in December 2021, we acquired €2.9 million (approximately $3.3 million) of goodwill and €0.2 million (approximately $0.2 million) of indefinite-lived intangible assets.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2020	$338.8	$119.6	$458.4
Acquisitions	-	3.3	3.3
Currency translation	-	(8.7)	(8.7)
Balance at December 31, 2021	338.8	114.2	453.0
Currency translation	-	(6.3)	(6.3)
Balance at December 31, 2022	$338.8	$107.9	$446.7

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

Impairment of Long-lived Assets

As previously noted, we conducted testing and analysis of our asset groups in the 2022 Interim Tests. The evaluation of our asset groups used unobservable inputs that required significant judgement and were performed using an undiscounted cash flow analysis where the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups. Upon completion of these tests, we concluded that the carrying values of our asset groups were recoverable and not impaired.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$195.5	$(46.5)	$149.0	$201.7	$(34.6)	$167.1
Patented/unpatented technology	171.6	(55.0)	116.6	171.9	(39.4)	132.5
Intellectual property	0.5	(0.2)	0.3	0.6	(0.1)	0.5
Total definite-lived intangible assets	367.6	(101.7)	265.9	374.2	(74.1)	300.1
Trademarks/tradenames with indefinite lives	106.2	-	106.2	106.4	-	106.4
Identifiable intangible assets, net	$473.8	$(101.7)	$372.1	$480.6	$(74.1)	$406.5

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at December 31, 2022:

Year	Amount
2023	$29.0
2024	28.9
2025	28.4
2026	28.1
2027	27.9
Thereafter	123.6
$265.9

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Amortization expense was $28.8 million, $29.5 million, and $28.7 million in 2022, 2021, and 2020, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of December 31, 2022:

Remaining Weighted-Average Useful Life
	December 31, 2022	December 31, 2021
Customer/distributor relationships	11 years	12 years
Patented/unpatented technology	8 years	9 years
Intellectual property	7 years	7 years
Total identifiable assets, net with definite lives	10 years	11 years

Note 10 — Acquisition

Recycold — In December 2021, we acquired Recycold. We accounted for the Recycold transaction under ASC 805, however, all amounts associated with this transaction are not material to the consolidated financial statements.

Note 11 — Long-Term Debt

In connection with Ranpak’s business combination with One Madison Corporation, Holdings, the U.S. Borrower, and the Dutch Borrower entered into the Facilities. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2024. In December 2019, we prepaid approximately $107.7 million on the First Lien Dollar Term Facility. As of December 31, 2022 and December 31, 2021, no amounts were outstanding under the Revolving Facility.

Long-term debt consisted of the following:

	December 31, 2022	December 31, 2021
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Euro Term Facility	145.4	155.0
Finance lease liabilities	1.5	1.5
Deferred financing costs, net	(3.9)	(5.1)
Total debt	393.0	401.4
Less: current portion of long-term debt	(0.6)	(0.4)
Less: current portion of finance lease liabilities	(0.7)	(0.6)
Long-term debt	$391.7	$400.4

Maturities of the First Lien Term Facility at December 31, 2022 are as follows:

Year Ended	Amount
2023	$1.5
2024	1.5
2025	1.5
2026	390.9
2027	-
Thereafter	-
Total	$395.4

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (i) an adjusted eurocurrency rate or (ii) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and 2.75% with respect to base rate borrowings as of December 31, 2022 and December 31, 2021, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of December 31, 2022 and December 31, 2021 was 7.88% and 3.85%, respectively. The interest rate for the First Lien Euro Term Facility as of December 31, 2022 and December 31, 2021 was 5.25% and 3.95%, respectively.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of December 31, 2022, we had $2.4 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $42.6 million.

The Facilities will provide the Borrowers with the option to increase commitments under the Facilities in an aggregate amount not to exceed the greater of $95.0 million and 100% of Consolidated EBITDA (as defined in the definitive documentation with respect to the Facilities) for the four consecutive fiscal quarters most recently ended, plus any voluntary prepayments of the First Lien Term Facility (and, in the case of the Revolving Facility, to the extent such voluntary prepayments are accompanied by permanent commitment reductions under the Revolving Facility), plus unlimited amounts subject to the relevant net leverage ratio tests and certain other conditions.

The obligations of the Borrowers under the Facilities and certain of their obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by Holdings, the U.S. Guarantors and, solely with respect to the obligations of the Dutch Borrower or any Dutch Guarantor, the Dutch Guarantors, in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that notwithstanding the foregoing, obligations of the U.S. Borrower and U.S. Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. In addition, the Facilities require the Company to make mandatory prepayments of term loans upon the occurrence of certain events, consisting of (i) an annual excess cash flow sweep of 50% of excess cash flow (as defined in the First Lien Term Facility agreement) with step-downs to 25% if the first lien leverage ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00 and 0% if the first lien leverage ratio is less than or equal to 4.00:1.00, subject to certain deductions; (ii) the receipt of certain insurance/condemnation proceeds or net proceeds from certain asset sales and sale-leasebacks, subject to step-downs based on the company’s first lien leverage ratio; provided that in lieu of a prepayment the Company may instead reinvest such proceeds specified assets subject to certain conditions, and (iii) the incurrence or issuance of non-permitted debt, following which the Company must pay 100% of specified net proceeds received in connection therewith. We were in compliance with all financial covenants as of December 31, 2022. No mandatory prepayments are required as of December 31, 2022.

On February 14, 2020, Ranger Packaging LLC, as the initial U.S. borrower, the Dutch Borrower, Holdings, certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 and the Administrative Agent entered into the Amendment No. 1.

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

Under the First Lien Term Facility agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders the $8.2 million Exit Payment, which was paid in the first quarter of 2021. This amount is included in interest expense, net in 2020.

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

Deferred financing costs represent costs incurred in connection with the issuance or amendment of our debt agreements. Deferred financing costs are amortized over the terms of the related debt and recognized as a component of interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Deferred financing costs related to our First Lien Term Facility are included in long-term debt on the Consolidated Balance Sheets. Deferred financing costs related to our Revolving Facility are included in other assets. The following table presents deferred financing costs as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred financing costs	$12.7	$12.7
Accumulated amortization	(8.3)	(6.8)
Deferred financing costs, net	$4.4	$5.9

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
December 31, 2022
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

As of December 31, 2022, we anticipate having to reclassify $6.3 million from accumulated other comprehensive income (loss) into earnings during the next twelve months to offset the variability of the hedged items during this period.

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

In April 2022, we terminated the February 2022 Swap, resulting in a cash inflow of approximately $2.8 million, which is recorded within other comprehensive income. We simultaneously entered into another cross-currency swap (the “April 2022 Swap”) and designated it as a net investment hedge. The April 2022 Swap involves the receipt of fixed-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amounts. At a spot exchange rate of 1.0827, we converted notional amounts of approximately $80.0 million at 5.84% for €73.9 million at 3.93%. The change in fair value of the April 2022 Swap is recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income. Components of the April 2022 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income and into interest expense over the life of the April 2022 Swap to maturity on June 1, 2024. In July 2022, we terminated the April 2022 Swap, resulting in a cash inflow of approximately $5.1 million, which is recorded within other comprehensive income.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

In November 2022, we entered into a cross currency swap (the “November 2022 Swap”) and designated it as a net investment hedge. The November 2022 Swap involves the receipt of fixed-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract without exchange of the underlying notional amounts. At a spot exchange rate of 1.0205, we converted notional amounts of approximately $80.0 million at 5.84% for €78.4 million at 3.95%. The change in fair value of the November 2022 Swap is recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss). Components of the November 2022 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of the November 2022 Swap to maturity on June 1, 2024.

The following table summarizes the total fair value of derivative assets and liabilities and the respective classification in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 14, “Fair Value Measurement”:

		Assets (Liabilities)
	Balance Sheet Classification	December 31, 2022	December 31, 2021
Interest Rate Swap Agreements
Designated as cash flow hedges	Accrued liabilities and other	$-	$(3.8)
Designated as cash flow hedges	Derivative instruments	-	(2.4)
Designated as cash flow hedges	Prepaid expenses and other current assets	6.3	-
Designated as cash flow hedges	Other assets	1.8	-
		$8.1	$(6.2)

Cross-Currency Swap Agreement
Designated as net investment hedge	Other assets	$-	$2.3
Designated as net investment hedge	Derivative instruments	(3.7)	-
		$(3.7)	$2.3

The following table presents the effect of our derivative financial instruments on our Consolidated Statements of Operations. The income effects of our derivative activities are reflected in interest expense:

	Year Ended December 31,
	2022	2021	2020
Total interest expense presented in the statement of operations	$20.7	$22.4	$30.2
Interest rate swap agreements designated as cash flow hedges	(0.1)	3.9	2.2
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$(1.2)	$(0.3)	$-

The activity of our derivative financial instruments is reflected in cash flows from operating activities in our Consolidated Statements of Cash Flows. The cash inflow of $10.0 million from the settlements of net investment hedges in 2022 in reflected in cash flows from investing activities in our Consolidated Statements of Cash Flows.

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive income (loss) at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(8.0)	$-	$(8.0)
Unrealized gain (loss) on interest rate swaps	11.0	(2.4)	8.6
Unrealized gain (loss) on cross-currency swap	(3.9)	0.9	(3.0)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Total	$9.1	$(3.9)	$5.2

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	December 31, 2021
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$2.5	$-	$2.5
Unrealized gain (loss) on interest rate swaps	(3.2)	1.0	(2.2)
Unrealized gain (loss) on cross-currency swap	2.9	(0.6)	2.3
Total	$2.2	$0.4	$2.6

The following table presents the changes in accumulated other comprehensive income (loss) by component for 2022 and 2021:

	Year Ended December 31, 2022
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross-currency swap	Realized gain (loss) on cross-currency swap	Total
Beginning balance	$2.5	$(2.2)	$2.3	$-	$2.6
Other comprehensive income (loss) before reclassifications	(10.5)	14.0	(5.6)	7.6	5.5
Amounts reclassified from accumulated other comprehensive income (loss)	-	(3.2)	0.3	-	(2.9)
Ending balance	$(8.0)	$8.6	$(3.0)	$7.6	$5.2

	Year Ended December 31, 2021
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross-currency swap	Realized gain (loss) on cross-currency swap	Total
Beginning balance	$17.9	$(7.2)	$-	$-	$10.7
Other comprehensive income (loss) before reclassifications	(15.4)	11.2	2.0	-	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(6.2)	0.3	-	(5.9)
Ending balance	$2.5	$(2.2)	$2.3	$-	$2.6

The following tables present the reclassifications out of accumulated other comprehensive income (loss) for 2022, 2021, and 2020:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Year Ended December 31, 2022
Details about accumulated other comprehensive income (loss)	Reclassification	Affected line item on statement
Change in fair value of derivative swap agreements
Interest rate swap agreements	$(0.1)	Interest expense, net
Interest rate swap agreements – tax effect	3.3	Income tax expense
Cross-currency swap agreement	(1.2)	Interest expense, net
Cross-currency swap agreement – tax effect	0.9	Income tax expense
Total reclassifications	$2.9	Net of tax

Year Ended December 31, 2021
Details about accumulated other comprehensive income (loss)	Reclassification	Affected line item on statement
Change in fair value of derivative swap agreements
Interest rate swap agreements	$3.9	Interest expense, net
Interest rate swap agreements – tax effect	2.3	Income tax expense
Cross-currency swap agreement	(0.3)	Interest expense, net
Cross-currency swap agreement – tax effect	-	Income tax expense
Total reclassifications	$5.9	Net of tax

Year Ended December 31, 2020
Details about accumulated other comprehensive income (loss)	Reclassification	Affected line item on statement
Change in fair value of derivative swap agreements
Interest rate swap agreements	$2.5	Interest expense, net
Tax effect	(2.4)	Income tax benefit
Total reclassifications	$0.1	Net of tax

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of December 31, 2022 and December 31, 2021.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of December 31, 2022 and December 31, 2021:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2022
Money market fund	$30.5	$30.5	$-	$-
Current and long-term debt	396.9	-	388.7	-
Interest rate swap agreements	8.1	-	8.1	-
Cross-currency swap agreement	$3.7	$-	$3.7	$-

December 31, 2021
Money market fund	$70.0	$70.0	$-	$-
Current and long-term debt	406.5	-	406.5	-
Interest rate swap agreements	6.2	-	6.2	-
Cross-currency swap agreement	$2.3	$-	$2.3	$-

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The valuation techniques and inputs used for fair value measurements categorized within Level 1 include quoted prices in active markets that are readily and regularly available. Accordingly, the money market fund is considered a Level 1 measurement and its carrying value approximates value fair due to the short-term nature of the investment.

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

Note 15 — Employee Benefit Plans

Defined Contribution Plan. We maintain a 401(k) defined contribution savings and retirement plan (the “Plan”) for substantially all of our U.S. employees. Subject to Internal Revenue Code limitations, an employee may elect to contribute an amount up to 25% of compensation during each plan year. The Plan provides for matching contributions of 50% of each employee’s voluntary contributions up to a maximum matching contribution of 3% of the employee’s compensation. The Plan also permits unmatched employee after-tax contributions subject to certain limitations. Total employer contributions made under the Plan were approximately $0.5 million, $0.5 million, and $0.4 million for 2022, 2021, and 2020, respectively.

Multiemployer Benefit Plan. We maintain and participate in multiemployer benefit plans in various European countries. The largest of these is the B.V. Plan in the Netherlands, which provides retirement benefits to Ranpak B.V. employees. In accordance with the collective labor agreements and Dutch laws, employee and employer contributions are paid to a third-party retirement fund administrator. Per Dutch laws, the retirement plans are required to be fully funded. Employer contributions into these various European multiemployer plans were approximately $1.2 million, $1.2 million, and $4.1 million for 2022, 2021, and 2020, respectively.

Note 16 — Income Taxes

The components of earnings and loss before income tax expense (benefit) were as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(40.0)	$(8.6)	$(26.8)
Foreign	(16.7)	3.7	2.2
Total	$(56.7)	$(4.9)	$(24.6)

The components of our income tax expense (benefit) were as follows:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Current tax expense
Federal	$0.2	$2.1	$(0.5)
State	0.5	1.1	0.3
Foreign	3.7	7.5	4.0
Total current tax expense	4.4	10.7	3.8
Deferred tax expense (benefit)
Federal	(9.7)	(6.8)	(3.8)
State	(2.1)	(1.1)	(1.9)
Foreign	(7.9)	(4.9)	0.7
Total deferred tax benefit	(19.7)	(12.8)	(5.0)
Total income tax benefit	$(15.3)	$(2.1)	$(1.2)

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax benefit at statutory rate	$(11.9)	$(1.0)	$(5.2)
U.S. state income taxes	(1.7)	(0.1)	(1.7)
Tax related to foreign activities	(0.9)	0.1	0.4
U.S. federal tax credits	(0.1)	(0.1)	(0.4)
Return to provision adjustments	(0.4)	(1.2)	0.5
Remeasurement of deferred taxes	-	0.8	3.8
Stock-based compensation windfall	(0.8)	(1.0)	-
Global intangible low-taxed income	-	-	1.3
Non-deductible compensation	0.2	0.5	-
Foreign-derived intangible income deduction	-	(1.2)	(0.1)
Uncertain tax positions	0.1	0.9	-
Other, net	0.2	0.2	0.2
Income tax benefit	$(15.3)	$(2.1)	$(1.2)

Effective tax rate	27.3%	42.7%	6.2%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. Deferred tax assets (liabilities) consisted of the following:

	December 31, 2022	December 31, 2021
Deferred tax assets
Unrealized foreign currency exchange	$-	$0.3
Stock-based compensation	8.4	5.4
Net operating losses and credits	2.1	1.3
Non-deductible interest carryforward	10.1	6.0
Other	1.6	1.0
Total deferred tax assets	22.2	14.0
Valuation allowance	(1.1)	(0.9)
Deferred tax assets, net	21.1	13.1
Deferred tax liabilities
Depreciation	(7.1)	(10.9)
Amortization	(90.7)	(100.1)
Derivative instruments	(1.8)	-
Unrealized foreign currency exchange	(1.9)	-
Total deferred tax liabilities	(101.5)	(111.0)
Deferred tax liabilities, net before unrecognized tax benefits	(80.4)	(97.9)
Deferred tax impact of unrecognized tax benefits	0.2	0.2
Deferred tax assets (liabilities), net after unrecognized tax benefits	$(80.2)	$(97.7)

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In evaluating the objective evidence that historical results provide, we consider all available positive and negative evidence. Negative evidence includes, but is not limited to, cumulative losses in recent years; a history of operating loss or tax credit carryforwards expiring unused; losses expected in early future years; unsettled circumstances; profit levels on a continuing basis in future years; and carryback or carryforward periods that would limit realization of tax benefits. Positive evidence includes, but is not limited to, future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior year(s) if carryback is permitted under the tax law; and tax-planning strategies.

As of December 31, 2022 and 2021, we had $1.0 million and $1.3 million, respectively, in federal net operating loss carryforwards that expire in 2033 through 2039; $0.2 million and $0.1 million, respectively, of tax benefits related to state net operating loss carryforwards, which expire in 2023 through 2038; and $6.7 million and $3.7 million, respectively, of foreign net operating loss carryforwards, a portion of which expire in 2026 through 2027, with the remainder subject to an indefinite carryforward period. Management does not believe it is more likely than not that a portion of the foreign net operating losses will be utilized. In recognition of this risk, we have provided a valuation allowance at December 31, 2022 and 2021 of $1.1 million and $0.9 million, respectively, which was recorded through income tax expense.

In the U.S., IRC Section 382 imposes a limitation on the utilization of net operating losses (“NOL”), credit carryforwards, built-in losses, and built-in deductions after an ownership change. We experienced an ownership change within the meaning of IRC Section 382 as a result of Ranpak’s business combination with One Madison Corporation. We performed a calculation of this limitation and determined the carryforwards will not be restricted or limited.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2022 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2022, the amount of undistributed earnings and profits associated with indefinitely reinvested foreign earnings was approximately $62.1 million. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of December 31, 2022, tax years 2019 through 2022 are subject to examination by the tax authorities.

The components of our unrecognized tax benefits were as follows:

	Year Ended December 31,
	2022	2021	2020
Unrecognized income tax benefits at the beginning of the period	$1.8	$2.9	$1.4
Increases related to prior year tax positions	-	0.7	-
Decreases related to prior year tax positions	-	(1.6)	-
Increases related to current year tax positions	0.2	-	1.4
Foreign currency impact	(0.1)	(0.2)	0.1
Unrecognized income tax benefits at the end of the period	$1.9	$1.8	$2.9

As of December 31, 2022 and 2021, we had unrecognized income tax benefits of $1.9 million and $1.8 million, respectively, that would impact the effective tax rate if recognized. As of December 31, 2022 and 2021, we had accrued interest and penalties of $0.4 million. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the Consolidated Statements of Operations. Accrued interest and penalties are included in accrued liabilities and other in the Consolidated Balance Sheets. Pursuant to ASC 740, as of each balance sheet date, we assess our uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain NOLs and allow businesses and individuals to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; suspend the excess business loss rules under section 461(l); accelerate refunds of previously generated corporate AMT credits; generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent (special partnership rules apply); and fix the “retail glitch” for qualified improvement property in the Tax Cuts and Jobs Act (the “TCJA”) (TCJA, Public Law 115-97). ASC 740 requires that the tax effects of changes in tax laws or rates be recorded discretely as a component of the income tax provision related to

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

continuing operations in the period of enactment. We recorded any applicable impact from the CARES Act in the first quarter of 2020.

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

Operating leases and finance leases are included in the Consolidated Balance Sheets as follows:

	Classification	December 31, 2022	December 31, 2021
Lease assets
Operating lease right-of-use assets, net	Assets	$6.0	$6.6
Finance lease right of use assets, net	Property, plant, and equipment, net	1.4	1.5
Total lease assets		$7.4	$8.1
Lease liabilities
Operating lease liabilities, current	Current liabilities	$2.0	$2.4
Operating lease liabilities, non-current	Non-current liabilities	4.0	4.3
Finance lease liabilities, current	Current portion of long-term debt	0.7	0.6
Finance lease liabilities, non-current	Long-term debt	0.8	0.9
Total lease liabilities		$7.5	$8.2

The components of lease costs, which are included in income (loss) from operations in our Consolidated Statements of Operations, were as follows:

	Year Ended December 31,
	2022	2021
Operating leases
Operating lease costs	$3.2	$2.8
Variable lease costs	0.2	0.3
Total operating lease costs	$3.4	$3.1
Finance leases
Amortization of right-of-use asset	$0.8	$0.6
Interest on finance lease liabilities	0.1	0.1
Total finance lease costs	$0.9	$0.7

Under ASC 840, rental expense was $2.1 million in 2020.

Maturities of lease liabilities as of December 31, 2022 are as follows:

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	Operating	Finance	Total
2023	$2.2	$0.8	$3.0
2024	1.8	0.5	2.3
2025	1.6	0.2	1.8
2026	0.7	0.1	0.8
2027	0.2	-	0.2
2028 and Thereafter	-	-	-
Total lease payments	6.5	1.6	8.1
Less lease interest	(0.5)	(0.1)	(0.6)
Total lease liabilities	$6.0	$1.5	$7.5

Additional information related to leases is presented as follows:

	December 31, 2022	December 31, 2021
Operating leases
Weighted average remaining lease term	3.3 years	3.5 years
Weighted average discount rate	5.4%	3.8%
Finance leases
Weighted average remaining lease term	2.5 years	3.0 years
Weighted average discount rate	3.4%	3.3%

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3.0	$2.7
Financing cash flows from finance leases	0.9	0.7
Total cash paid	$3.9	$3.4

Leased assets obtained in exchange for new operating lease liabilities	$1.8	$9.2
Leased assets obtained in exchange for new finance lease liabilities	0.6	2.2
Right-of-use assets obtained in exchange for lease liabilities	$2.4	$11.4

As previously noted, our machine lease revenue is accounted for under ASC 842 and is recognized on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” for further detail.

Note 18 — Asset Retirement Obligation

Asset retirement obligations as a result of required land remediation or reclamation activities are recorded in other non-current liabilities in the Consolidated Balance Sheets. Accretion expense is immaterial. Changes in the asset retirement obligation during 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
Beginning balance	$0.7	$0.7
Accretion	-	-
Currency adjustments	0.1	-
Ending balance	$0.8	$0.7

Note 19 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition,

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

liquidity or cash flows of the Company. There are no amounts required to be reflected in these consolidated financial statements related to contingencies for 2022 and 2021.

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

Capital Commitments

As of December 31, 2022, capital commitments relating to property, plant, and equipment amount to $10.5 million. This amount is associated with the renovation of our global headquarters in Concord and our new facilities in Shelton, Connecticut and Eygelshoven, The Netherlands. We anticipate fulfilling these capital commitments in 2023.

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

The table below summarizes certain data for our stock-based compensation plans:

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense	$18.3	$22.5	$7.2
Tax (expense) benefit for stock-based compensation	0.7	1.2	1.5
Stock-based compensation expense, net of tax	$19.0	$23.7	$8.7

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

At the annual meeting in May 2021, shareholders approved an amendment to the 2019 Plan (the “Amended Plan”) that authorized an additional 9.0 million shares for issuance for future awards. As of December 31, 2022, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(6,356,046)
Awards forfeited	1,334,150
Available for future awards	8,096,159

Awards vested	2,058,160

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

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2021	508,871	$15.61	2,818,257	$22.38
Granted	148,797	18.96	618,532	21.96
Vested	(275,656)	16.04	(466,059)	14.24
Forfeited	(30,067)	26.22	(410,179)	23.90
Outstanding at December 31, 2022	351,945	$15.78	2,560,551	$23.52

The weighted average grant date fair value of RSUs granted during 2022, 2021, and 2020 was $18.96, $24.98, and $8.08, respectively. The weighted average grant date fair value of PRSUs granted during 2022, 2021, and 2020 was $21.96, $22.65, and $8.09, respectively.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Director Stock Units — The Directors may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement. The retainers are paid quarterly, in arrears in the form of cash or stock at the Director’s election, and vest upon issuance. These shares are priced at the closing price of the last business day of the calendar quarter. Additionally, Directors are granted an annual award of RSUs of $0.1 million on the date of the annual shareholder meeting. The number of RSUs is determined by the closing price of Ranpak stock on that date. These RSUs vest at the earlier of the (i) anniversary of the grant date or (ii) the following annual shareholder meeting. The following table includes the number of shares granted and vested for Directors electing to receive retainer payments in shares:

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	28,364	$24.69
Granted	93,652	10.21
Vested	(70,776)	14.92
Balance at December 31, 2022	51,240	$11.72

The weighted average grant date fair value of Director Stock Units granted during 2022, 2021, and 2020 was $10.21, $23.00, and $7.55, respectively.

Unrecognized compensation cost and weighted average periods remaining for non-vested RSUs and PRSUs as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Unrecognized compensation cost
RSUs	$1.9	$4.8
PRSUs	$33.3	$51.9
Weighted average remaining period
RSUs	0.7 years	1.3 years
PRSUs	2.9 years	2.8 years

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

Preferred Shares — Our charter authorizes 1.0 million shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Directors are authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Directors are able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of December 31, 2022, we had no preferred stock outstanding.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Share Repurchase Program — On July 26, 2022, the Directors authorized a general share repurchase program of our Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors. We did not repurchase any shares under the repurchase program during the year ended December 31, 2022.

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

As of December 31, 2022, we have not issued any instruments that were considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of our loss per share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(41.4)	$(2.8)	$(23.4)
Net loss attributable to common stockholders for basic and diluted EPS	$(41.4)	$(2.8)	$(23.4)

Denominator:
Basic weighted average common shares outstanding	81,877,334	78,542,734	72,434,802
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-
Dilutive effect of Class A and Class C earnout shares	-	-	-
Diluted weighted average common shares outstanding	81,877,334	78,542,734	72,434,802

Loss per share attributable to common stockholders
Basic	$(0.51)	$(0.04)	$(0.32)
Diluted	$(0.51)	$(0.04)	$(0.32)

Two-class method:
Class A Common Stock
Basic weighted average common shares outstanding	78,956,235	74,764,709	65,923,509
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-
Dilutive effect of Class A earnout shares	-	-	-
Diluted weighted average common shares outstanding	78,956,235	74,764,709	65,923,509
Proportionate share of net loss	$(39.9)	$(2.7)	$(21.3)
Class A – basic earnings (loss) per share	$(0.51)	$(0.04)	$(0.32)
Class A – diluted earnings (loss) per share	$(0.51)	$(0.04)	$(0.32)

Class C Common Stock
Basic weighted average common shares outstanding	2,921,099	3,778,025	6,511,293
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-	-
Dilutive effect of Class C earnout shares	-	-	-
Diluted weighted average common shares outstanding	2,921,099	3,778,025	6,511,293
Proportionate share of net loss	$(1.5)	$(0.1)	$(2.1)
Class C – basic earnings (loss) per share	$(0.51)	$(0.03)	$(0.32)
Class C – diluted earnings (loss) per share	$(0.51)	$(0.03)	$(0.32)

The dilutive effect of 0.8 million, 1.1 million, and 0.7 million shares in 2022, 2021, and 2020, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Year Ended December 31,
	2022	2021	2020
RSUs and PRSUs	3,144,621	2,298,832	1,040,464
Total antidilutive securities	3,144,621	2,298,832	1,040,464

Note 23 — Transactions with Related Parties

Shared Services Agreement

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement amounted to approximately $0.3 million and $0.4 million for 2022 and 2021, respectively.

Note 24 — Quarterly Financial Data (Unaudited)

We provide disclosure consistent with Regulation S-K, Item 302(a), which requires disclosure of quarterly financial data when there are one or more retrospective changes that pertain to our Consolidated Statements of Operations and Comprehensive Income (Loss). We have no material retrospective changes to our Consolidated Statements of Operations and Comprehensive Income (Loss) that would warrant such quarterly disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management, under the supervision and with the participation of our CEO (our principal executive officer) and CFO (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and CFO have each concluded that such disclosure controls and procedures were not effective as of December 31, 2022, because of material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in our internal control over financial reporting, Company management, including our principal executive officer and principal financial officer, concluded that our consolidated financial statements in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)) of the Exchange Act. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of our CEO and CFO, and under the oversight of the Audit Committee, assessed the Company’s internal control over financial reporting as of December 31, 2022, based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management, including our CEO and CFO, concluded that, as of December 31, 2022, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2022.

•
The Company had ineffective general information technology controls (GITCs) that support the consistent operation of the Company’s information technology (IT) systems, including its enterprise resource planning system which was implemented in January 2022. Therefore, automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective because they could have been adversely impacted; and
•
The Company did not effectively design, implement, or operate process-level control activities related to its financial reporting processes.

Management concluded that these material weaknesses were primarily due to an ineffective control environment that resulted in ineffective risk assessment, information and communications and monitoring activities. Specifically:

•
The Company did not have a sufficient number of trained resources with expertise in and responsibility and accountability for the design, implementation, operation and documentation of internal control over financial reporting and IT systems.
•
The Company did not have an effective risk assessment process related to internal control over financial reporting that defined clear financial reporting objectives and evaluated risks, including risks resulting from changes in the external environment and business operations, at a sufficient level of detail to identify all relevant risks of material misstatement to the consolidated financial statements.
•
The Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting.
•
The Company did not have effective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.

As a result of the material weaknesses identified above, management identified certain errors in the Company’s consolidated financial statements as of and for the year ended December 31, 2022, which were corrected prior to the issuance of this Annual Report on Form 10-K.

The Company’s independent registered public accounting firm, KPMG LLP (“KPMG”), who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG’s report appears beginning on page 84 of this Annual Report on Form 10-K.

Remediation Plans

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has begun to implement steps to immediately remediate the material weaknesses. Our internal control remediation efforts include the following:

•
Further developing the detailed remediation plan addressing the operation of process-level control activities, GITCs and staffing needs with appropriate executive sponsorship and with the assistance of third-party specialists, when necessary, to specifically address the material weaknesses related to the operating control environment and GITCs.
•
Enhancing policies and procedures to improve our overall control environment and monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action, including senior management and the board of directors, as appropriate.
•
Design and implement a continuous risk assessment process to identify and assess risks of material misstatement and ensure that the impacted financial reporting processes and related internal controls are properly designed and in place to respond to those risks in our financial reporting.
•
Continuing to recruit key positions within our technology, accounting, business operations and other support functions with appropriate qualified experience and ERP knowledge to enhance our risk assessment processes and internal control capabilities, allow for appropriate segregation of duties and change management, and provide appropriate oversight and reviews.
•
Providing additional training and education programs for personnel responsible for the performance of key business processes throughout the Company to facilitate their understanding of the risks being addressed by the controls they are performing as well as educate them in the documentation requirements of the internal control framework.
•
Enhancing user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties as well as controls supporting change management.

We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses. In addition, we may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The implementation of the material aspects of this plan has begun in the first quarter of 2023. Except for the identification of the material weaknesses described above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ranpak Holdings Corp.:

Opinion on Internal Control over Financial Reporting

We have audited Ranpak Holdings Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022,the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 31, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses discussed below have been identified and included in management’s assessment.

•
The Company had ineffective general information technology controls (GITCs) that support the consistent operation of all of its information technology (IT) systems, including its enterprise resource planning system which was implemented in January 2022. Therefore, automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective because they could have been adversely impacted; and
•
The Company did not effectively design, implement or operate process-level control activities related to its financial reporting processes.

These material weaknesses were primarily due to an ineffective control environment that resulted in ineffective risk assessment, information and communications and monitoring activities. Specifically:

•
The Company did not have a sufficient number of trained resources with expertise in and responsibility and accountability for the design, implementation, operation and documentation of internal control over financial reporting and IT systems.
•
The Company did not have an effective risk assessment process related to internal control over financial reporting that defined clear financial reporting objectives and evaluated risks, including risks resulting from changes in the external environment and business operations, at a sufficient level of detail to identify all relevant risks of material misstatement to the consolidated financial statements.
•
The Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting.
•
The Company did not have effective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

Cleveland, Ohio

March 31, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” and “Delinquent Section 16(a) Reports,” in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

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
2)
Schedule II – Valuation and Qualifying Accounts and Reserves for 2022, 2021, and 2020, included below.
3)
Exhibits – The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Ranpak Holdings Corp.

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2022, 2021, 2020

(in millions)

		Charged to Cost
	Beginning Balance	and Expenses	Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2022	$1.0	$0.4	$(0.7)	$0.7
Year ended December 31, 2021	0.5	0.8	(0.3)	1.0
Year ended December 31, 2020	$0.2	$0.3	$-	$0.5

Inventory Obsolescence Reserve:
Year ended December 31, 2022	$0.3	$-	$-	$0.3
Year ended December 31, 2021	1.0	0.5	(1.2)	0.3
Year ended December 31, 2020	$0.3	$0.8	$(0.1)	$1.0

Valuation Allowance for Net Deferred Tax Assets:
Year ended December 31, 2022	$0.9	$0.8	$(0.6)	$1.1
Year ended December 31, 2021	1.1	-	(0.2)	0.9
Year ended December 31, 2020	$1.3	$0.2	$(0.4)	$1.1

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

10.9

Amendment No. 1 to the First Lien Credit Agreement, dated February 14, 2020 among Ranger Packaging LLC, Ranpak B.V., Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on February 19, 2020)

10.10

Severance and Non-Competition Agreement, dated November 1, 2015, by and between Ranpak Corp. and Antonio Grassotti (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.11

Offer Letter Agreement, dated May 26, 2009, by and between Ranpak B.V. and Eric J.M. Laurensse (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.12

Form of Alternate Time-Vesting Restricted Stock Unit Agreement (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.13

Borrower Assumption Agreement, dated July 1, 2020, among Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC and Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 0001-38348), filed with the SEC on July 30, 2020)

10.14

Amended and Restated Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.15

Form of Long-Term Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.16

Permitted Exit Payment Amendment, dated July 28, 2021, which amends that certain First Lien Credit Agreement, dated June 3, 2019, among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC, the lenders and issuing banks from time to time party thereto and Goldman Sachs Lending Partners LLC, as administrative agent (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (No. 0001-38348), filed with the SEC on July 29, 2021)

10.17

Separation and Release of Claims Agreement by and between the Company and Michael A. Jones dated November 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on November 29, 2022)

16.1

Letter to the Securities and Exchange Commission of Deloitte & Touche LLP, dated June 3, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on June 3, 2022)

21.1*	List of Subsidiaries of Ranpak Holdings Corp.

23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP

23.2*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

24.1*	Power of Attorney (included on Signatures page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ranpak Holdings Corp.

Date:	March 31, 2023	By:	/s/ William Drew
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

Name	Title	Date

/s/ Omar M. Asali	Chairman and Chief Executive Officer	March 31, 2023
Omar M. Asali	(principal executive officer)

/s/ William Drew	Senior Vice President and Chief Financial Officer	March 31, 2023
William Drew	(principal financial and accounting officer)

/s/ Thomas F. Corley	Director	March 31, 2023
Thomas F. Corley

/s/ Pamela El	Director	March 31, 2023
Pamela El

/s/ Michael Gliedman	Director	March 31, 2023
Michael Gliedman

/s/ Michael A. Jones	Director	March 31, 2023
Michael A. Jones

/s/ Robert C. King	Director	March 31, 2023
Robert C. King

/s/ Salil Seshadri	Director	March 31, 2023
Salil Seshadri

/s/ Alicia Tranen	Director	March 31, 2023
Alicia Tranen

/s/ Kurt Zumwalt	Director	March 31, 2023
Kurt Zumwalt