Form 10-Q
period 2023-03-31
Ranpak Holdings Corp.
filed 2023-05-08
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, the registrant had 79,486,569 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2023 and 2022

Unaudited Condensed Consolidated Balance Sheets – March 31, 2023 and December 31, 2022

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2023 and 2022

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Paper revenue	$64.3	$66.2
Machine lease revenue	12.8	12.2
Other revenue	4.1	4.1
Net revenue	81.2	82.5
Cost of goods sold	53.7	57.9
Gross profit	27.5	24.6
Selling, general and administrative expenses	27.2	29.7
Depreciation and amortization expense	8.0	8.2
Other operating expense, net	1.2	0.5
Loss from operations	(8.9)	(13.8)
Interest expense	5.7	5.0
Foreign currency (gain) loss	0.2	(0.6)
Other non-operating income, net	(0.3)	-
Loss before income tax benefit	(14.5)	(18.2)
Income tax benefit	(2.1)	(4.1)
Net loss	$(12.4)	$(14.1)

Two-class method
Loss per share
Basic	$(0.15)	$(0.17)
Diluted	$(0.15)	$(0.17)
Class A – earnings (loss) per share
Basic	$(0.15)	$(0.17)
Diluted	$(0.15)	$(0.17)
Class C – earnings (loss) per share
Basic	$(0.14)	$(0.17)
Diluted	$(0.14)	$(0.17)

Weighted average number of shares outstanding – Class A and C
Basic	82,136,793	81,573,467
Diluted	82,136,793	81,573,467

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$3.1	$(2.8)
Interest rate swap adjustments	(2.1)	8.1
Cross-currency swap adjustments	(1.0)	0.1
Total other comprehensive income (loss), before tax	-	5.4
Provision (benefit) for income taxes related to other comprehensive income (loss)	(0.8)	2.0
Total other comprehensive income (loss), net of tax	0.8	3.4
Comprehensive loss, net of tax	$(11.6)	$(10.7)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$58.6	$62.8
Accounts receivable, net	34.4	33.0
Inventories, net	22.6	25.0
Income tax receivable	5.2	2.1
Prepaid expenses and other current assets	19.4	16.7
Total current assets	140.2	139.6

Property, plant and equipment, net	127.0	124.0
Operating lease right-of-use assets, net	21.9	6.0
Goodwill	448.7	446.7
Intangible assets, net	366.4	372.1
Deferred tax assets	0.6	0.6
Other assets	44.4	44.5
Total assets	$1,149.2	$1,133.5

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$21.9	$24.3
Accrued liabilities and other	15.3	10.6
Current portion of long-term debt	1.4	1.3
Operating lease liabilities, current	2.7	2.0
Deferred machine fee revenue	1.6	0.9
Total current liabilities	42.9	39.1

Long-term debt	395.0	391.7
Deferred tax liabilities	82.3	80.8
Derivative instruments	4.7	3.7
Operating lease liabilities, non-current	19.2	4.0
Other liabilities	1.5	1.4
Total liabilities	545.6	520.7

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares
authorized at March 31, 2023 and December 31, 2022
Shares issued and outstanding: 79,468,609 and 79,086,372
at March 31, 2023 and December 31, 2022, respectively	-	-
Convertible Class C common stock, $0.0001 par, 200,000,000 shares authorized at March 31, 2023 and December 31, 2022
Shares issued and outstanding: 2,921,099
at March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	706.7	704.3
Accumulated deficit	(109.1)	(96.7)
Accumulated other comprehensive income (loss)	6.0	5.2
Total shareholders' equity	603.6	612.8
Total liabilities and shareholders' equity	$1,149.2	$1,133.5

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	78,482,024	$-	2,921,099	$-	$688.9	$(55.3)	$2.6	$636.2
Stock-based awards vested and distributed	521,719	-	-	-	(2.9)	-	-	(2.9)
Issue Director shares	2,495	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	8.8	-	-	8.8
Net loss	-	-	-	-	-	(14.1)	-	(14.1)
Other comprehensive income	-	-	-	-	-	-	3.4	3.4
Balance at March 31, 2022	79,006,238	$-	2,921,099	$-	$694.8	$(69.4)	$6.0	$631.4

Balance at December 31, 2022	79,086,372	$-	2,921,099	$-	$704.3	$(96.7)	$5.2	$612.8
Stock-based awards vested and distributed	368,153	-	-	-	(0.4)	-	-	(0.4)
Issue Director shares	14,084	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.8	-	-	2.8
Net loss	-	-	-	-	-	(12.4)	-	(12.4)
Other comprehensive loss	-	-	-	-	-	-	0.8	0.8
Balance at March 31, 2023	79,468,609	$-	2,921,099	$-	$706.7	$(109.1)	$6.0	$603.6

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(12.4)	$(14.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16.3	18.8
Amortization of deferred financing costs	0.4	0.4
Loss on disposal of fixed assets	0.3	-
Deferred income taxes	2.0	(1.4)
Amortization of initial value of interest rate swap	(0.2)	(0.2)
Currency (gain) loss on foreign denominated debt and notes payable	0.2	(0.2)
Amortization of restricted stock units	2.8	8.8
Amortization of cloud-based software implementation costs	0.7	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(1.2)	(4.8)
(Increase) decrease in inventory	2.7	(7.6)
(Increase) decrease in prepaid expenses and other assets	(2.7)	(1.2)
Increase (decrease) in accounts payable	(2.1)	2.9
Increase (decrease) in accrued liabilities	3.2	(4.9)
Change in other assets and liabilities	(2.5)	(5.9)
Net cash provided by (used in) operating activities	7.5	(9.4)

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(4.5)	(8.4)
Other capital expenditures	(7.3)	(1.4)
Total capital expenditures	(11.8)	(9.8)
Patent and trademark expenditures	-	(0.9)
Net cash used in investing activities	(11.8)	(10.7)

Cash Flows from Financing Activities
Proceeds from equipment financing	0.8	-
Principal payments on term loans	(0.4)	(0.4)
Payments on finance lease liabilities	(0.2)	(0.2)
Tax payments for withholdings on stock-based awards distributed	(0.5)	(2.5)
Net cash used in financing activities	(0.3)	(3.1)

Effect of Exchange Rate Changes on Cash	0.4	(0.2)
Net Decrease in Cash and Cash Equivalents	(4.2)	(23.4)
Cash and Cash Equivalents, beginning of period	62.8	103.9
Cash and Cash Equivalents, end of period	$58.6	$80.5

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2022, 2021, and 2020, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”). The three months ended March 31, 2023 may be further referred to herein as the “first quarter of 2023.” The three months ended March 31, 2022 may be further referred to herein as the “first quarter of 2022.”

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

Principles of Consolidation — The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with GAAP. All intercompany balances and transactions have been eliminated in consolidation. All amounts are in millions, except share and per share amounts and are approximate due to rounding.

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

Foreign Currency — The nature of business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The functional currency of our operating subsidiaries outside the U.S. is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars ("USD") at period-end exchange rates into Euros, then into USD. Revenues and expenses are translated into USD using average monthly exchange rates into Euros, then into USD.

Recently Adopted Accounting Standards — We have adopted all applicable accounting standards and did not adopt any new accounting standards issued by the Financial Accounting Standards Board (“FASB”) in the first quarter of 2023.

Recently Issued Accounting Standards — In December 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which gives optional guidance to provide relief for reference rate reform, where certain transactions have transitioned or are transitioning away from the London Interbank Offered Rate (“LIBOR”) to other reference rates. Certain tenors of USD LIBOR are transferring from LIBOR by June 30, 2023, including one-month and three-month USD LIBOR, on which our existing indebtedness and interest rate swap agreements are based as of March 31, 2023. ASU 2022-06 defers the sunset date of ASC Topic 848, Reference Rate Reform (“ASC 848”) from December 31, 2022 to December 31, 2024 to ensure the relief in ASC 848 covers the period of time during which a significant number of modifications may take place. As further disclosed in Note 7, "Long-Term Debt", we amended the terms of our Credit Agreement to replace the interest rate based on LIBOR and related LIBOR-based mechanics with an interest rate based on the secured overnight

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

financing rate ("SOFR") and related SOFR-based mechanics. As a result of the amendment, we are evaluating the effects of ASC 848 and its effects on our condensed consolidated financial statements, which will be complete by June 30, 2023.

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. We are invested in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other operating non-operating expense (income), net. Unrealized gains were $0.3 million in the first quarter of 2023 and were immaterial in the first quarter of 2022. The balance was approximately $27.8 million and $30.5 million at March 31, 2023 and December 31, 2022, respectively. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets. Refer to Note 10, “Fair Value Measurement” for further detail.

Accounts Receivable, net — The components of accounts receivable, net were as follows:

	March 31, 2023	December 31, 2022
Accounts receivable	$34.8	$33.7
Allowance for doubtful accounts	(0.4)	(0.7)
Accounts receivable, net	$34.4	$33.0

At March 31, 2023 and December 31, 2022, no customer’s accounts receivable balance exceeded 10.0% of our accounts receivable balance.

Inventories, net — The components of inventories, net were as follows:

	March 31, 2023	December 31, 2022
Raw materials	$9.8	$12.4
Work-in-process	6.7	5.7
Finished goods	6.3	7.2
Total inventories	22.8	25.3
Reserve for obsolescence	(0.2)	(0.3)
Inventories, net	$22.6	$25.0

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	March 31, 2023	December 31, 2022
Land	$4.0	$4.0
Buildings and improvements	13.4	13.3
Machinery and equipment	41.0	34.0
Computer and office equipment	11.8	11.5
Converting machines	187.7	182.8
Total property, plant, and equipment	257.9	245.6
Accumulated depreciation	(130.9)	(121.6)
Property, plant, and equipment, net	$127.0	$124.0

Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
Depreciation expense included in	2023	2022
Cost of goods sold	$8.3	$10.6
Depreciation and amortization expense	0.8	0.9
Total depreciation expense	$9.1	$11.5

Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	March 31, 2023	December 31, 2022
Employee compensation	$2.7	$2.1
Taxes	3.8	3.4
Professional fees	1.6	0.8
Bonus	2.3	0.7
Interest	1.8	1.9
Other	3.1	1.7
Accrued liabilities and other	$15.3	$10.6

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information
Interest paid	$5.8	$5.1
Income taxes paid	$0.8	$0.7
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$18.1	$0.1
Capital expenditures in accounts payable	$0.8	$0.7

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

	Three Months Ended March 31,
	2023	2022
Revenue
North America	$31.1	$30.9
Europe/Asia	50.1	51.6
Net revenue	81.2	82.5

Segment gross profit
North America	9.4	9.9
Europe/Asia	18.1	14.7
Gross profit	27.5	24.6

Expenses excluded from segment gross profit
Selling, general and administrative expenses	27.2	29.7
Depreciation and amortization expense	8.0	8.2
Other operating expense, net	1.2	0.5
Interest expense	5.7	5.0
Foreign currency (gain) loss	0.2	(0.6)
Other non-operating income, net	(0.3)	-
Loss before income tax benefit	$(14.5)	$(18.2)

Our customers are not concentrated in any specific geographic region. During the three months ended March 31, 2023 and 2022, no customers exceeded 10% of net revenue.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents our long-lived assets by geographic region. Refer to Note 11, “Leases” for additional detail on our new leased facility in Eygelshoven, The Netherlands:

	March 31, 2023	December 31, 2022
North America	$67.4	$65.4
Europe/Asia	81.5	64.6
Total long-lived assets	$148.9	$130.0

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

The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. The transfer of control of our products results in an unconditional right to receive consideration. Accordingly, we did not have any material contract assets as of December 31, 2022. Contract assets arise as revenue is recognized prior to billing the customer in accordance with the terms of the contract. Changes in contract assets were as follows:

Three Months Ended March 31,
2023
Beginning balance	$-
Revenue recognized in excess of billings	1.6
Ending balance	$1.6

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

Three Months Ended March 31,
2023
Beginning balance	$0.9
Deferral of revenue	2.3
Recognition of revenue	(1.6)
Ending balance	$1.6

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended March 31,
	2023	2022
ASC 606
North America	$25.3	$25.6
Europe/Asia	43.1	44.7
Total paper and other revenue	$68.4	$70.3
ASC 842
Machine lease revenue	$12.8	$12.2
Net revenue	$81.2	$82.5

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

As of March 31, 2023, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets were below their carrying values.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2022	$338.8	$107.9	$446.7
Currency translation	-	2.0	2.0
Balance at March 31, 2023	$338.8	$109.9	$448.7

Finite-Lived or Amortizable Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Impairment of Long-Lived Assets

We review our long-lived assets, including amortizable intangible assets; property, plant and equipment; and lease right-of-use assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets. As of March 31, 2023, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$197.5	$(50.2)	$147.3	$195.5	$(46.5)	$149.0
Patented/unpatented technology	171.6	(59.0)	112.6	171.6	(55.0)	116.6
Intellectual property	0.5	(0.2)	0.3	0.5	(0.2)	0.3
Total definite-lived intangible assets	369.6	(109.4)	260.2	367.6	(101.7)	265.9
Trademarks/tradenames with indefinite lives	106.2	-	106.2	106.2	-	106.2
Identifiable intangible assets, net	$475.8	$(109.4)	$366.4	$473.8	$(101.7)	$372.1

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at March 31, 2023:

Year	Amount
2023	$21.8
2024	29.1
2025	28.6
2026	28.2
2027	28.1
Thereafter	124.4
$260.2

Amortization expense was $7.2 million and $7.3 million in the first quarter of 2023 and 2022, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of March 31, 2023:

Remaining Weighted-Average Useful Life
	March 31, 2023	December 31, 2022
Customer/distributor relationships	11 years	11 years
Patented/unpatented technology	7 years	8 years
Intellectual property	7 years	7 years
Total identifiable assets, net with definite lives	10 years	10 years

Note 7 — Long-Term Debt

In connection with Ranpak's business combination with One Madison Corporation, Ranger Pledgor LLC, a Delaware limited liability company (“Holdings”), Ranger Packaging LLC, a Delaware limited liability company (the “U.S. Borrower” prior to the Reorganization (as defined below)), and Ranpak B.V., a private limited liability company under the laws of the Netherlands (the “Dutch Borrower” and together with the U.S. Borrower, the “Borrowers”), the lenders and issuing banks party thereto and Goldman Sachs Lending Partners LLC (the "Administrative Agent") entered into a First Lien Credit Agreement on June 3, 2019 (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"). The aggregate principal amount of the senior secured credit facilities consists of a $378.2 million dollar-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in June

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

2026 and the Revolving Facility matures in 2024. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the Revolving Facility.

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Euro Term Facility	147.7	145.4
Finance lease liabilities	1.5	1.5
Equipment financing	0.8	-
Deferred financing costs, net	(3.6)	(3.9)
Total debt	396.4	393.0
Less: current portion of long-term debt	(0.7)	(0.6)
Less: current portion of finance lease liabilities	(0.7)	(0.7)
Long-term debt	$395.0	$391.7

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (1) an adjusted eurocurrency rate or, as of the effectiveness of Amendment No. 2 (as defined below), the SOFR rate, or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of March 31, 2023 and December 31, 2022 was 8.42% and 7.88%, respectively. The interest rate for the First Lien Euro Term Facility as of March 31, 2023 and December 31, 2022 was 6.18% and 5.25%, respectively.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of March 31, 2023, we had $2.4 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $42.6 million.

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

The obligations of the Borrowers under the Facilities and certain of their obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by Holdings and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. organized restricted subsidiary of Holdings (together with Holdings, the "U.S. Guarantors") and, solely with respect to the obligations of the Dutch Borrower or any Dutch Guarantor, each existing and subsequently acquired or organized direct or indirect wholly-owned Dutch organized restricted subsidiary of Holdings (the "Dutch Guarantors", and together with the U.S. Guarantors the "Guarantors"), in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that notwithstanding the foregoing, obligations of the U.S. Borrower and U.S. Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.

The Facilities impose restrictions that require the Company to comply with or maintain certain financial tests and ratios. Such agreements restrict our ability to, among other things: (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock; (ii) prepay, redeem or purchase other debt; (iii) incur liens; (iv) make loans, guarantees, acquisitions and other investments; (v) incur additional indebtedness; (vi) engage in sale and leaseback transactions; (vii) amend or otherwise alter debt and other material agreements; (viii) engage in mergers, acquisitions and asset sales; (ix) engage in transactions with affiliates; and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries. We were in compliance with all financial covenants as of March 31, 2023.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

On February 14, 2020, the Borrowers, Holdings, certain other subsidiaries of Holdings, certain lenders party to Amendment No. 1 (as defined below) and Goldman Sachs Lending Partners LLC (the “Administrative Agent”) entered into the Amendment No. 1 to the First Lien Credit Agreement ("Amendment No. 1").

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

On July 1, 2020, (i) Rack Holdings Inc. merged with and into Ranger Packaging LLC, with Ranger Packaging LLC as the surviving entity of such merger and (ii) Ranger Packaging LLC merged with and into Ranpak Corp., with Ranpak Corp. as the surviving entity of such merger (clauses (i) and (ii) collectively, the "Reorganization"). Contemporaneously with the Reorganization, Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC, certain other subsidiaries of Ranger Pledgor LLC and the Administrative Agent entered into a borrower assumption agreement ("Borrower Assumption Agreement") whereby, among other things, Ranpak Corp. assumed all obligations, liabilities and rights of Ranger Packaging LLC as the "U.S. Borrower" under the Facilities.

Under the First Lien Term Facility agreement, our lower leverage ratio at December 31, 2020 required us to pay our lenders an $8.2 million exit payment (the “Exit Payment”), which was paid in the first quarter of 2021. This amount is included in interest expense, net in 2020.

Additionally, as a result of making the Exit Payment to our lenders, we became eligible to enter into the Permitted Exit Payment Amendment (as defined in the Credit Agreement) to the Credit Agreement which, among other things, introduced additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. On July 28, 2021, the Permitted Exit Payment Amendment to the Credit Agreement became effective.

On April 4, 2023, the Borrowers, Holdings, certain other subsidiaries of Holdings, certain lenders party to Amendment No. 2 (as defined below) and the Administrative Agent entered into the Amendment No. 2 to First Lien Credit Agreement (“Amendment No. 2”) to amend the Credit Agreement. Pursuant to the terms of Amendment No. 2, the parties agreed, among other things, to replace the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the Credit Agreement with an interest rate based on the SOFR (including a customary spread adjustment) and related SOFR-based mechanics. Except as amended by Amendment No. 2, the remaining terms of the Credit Agreement remain in full force and effect.

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
March 31, 2023
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

As of March 31, 2023, we anticipate having to reclassify $5.7 million from accumulated other comprehensive income into earnings during the next twelve months to offset the variability of the hedged items during this period.

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

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

		Assets (Liabilities)
	Balance Sheet Classification	March 31, 2023	December 31, 2022
Interest Rate Swap Agreements
Designated as cash flow hedges	Prepaid expenses and other current assets	$5.8	$6.3
Designated as cash flow hedges	Other assets	0.4	1.8
		$6.2	$8.1

Cross-Currency Swap Agreement
Designated as net investment hedge	Derivative instruments	$(4.7)	$(3.7)
		$(4.7)	$(3.7)

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statements of operations. The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended March 31,
	2023	2022
Total interest expense presented in the statement of operations	$5.7	$5.0
Interest rate swap agreements designated as cash flow hedges	(1.8)	1.0
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$(0.3)	$(0.3)

Note 9 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive income (loss) at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(4.9)	$-	$(4.9)
Unrealized gain (loss) on interest rate swaps	8.7	(1.8)	6.9
Unrealized gain (loss) on cross-currency swap	(4.7)	1.1	(3.6)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Total	$9.1	$(3.1)	$6.0

	December 31, 2022
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(8.0)	$-	$(8.0)
Unrealized gain (loss) on interest rate swaps	11.0	(2.4)	8.6
Unrealized gain (loss) on cross-currency swap	(3.9)	0.9	(3.0)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Total	$9.1	$(3.9)	$5.2

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended March 31, 2023
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross-currency swap	Realized gain (loss) on cross-currency swap	Total
Beginning balance	$(8.0)	$8.6	$(3.0)	$7.6	$5.2
Other comprehensive income (loss) before reclassifications	3.1	(4.0)	(1.1)	-	(2.0)
Amounts reclassified from accumulated other comprehensive income (loss)	-	2.3	0.5	-	2.8
Ending balance	$(4.9)	$6.9	$(3.6)	$7.6	$6.0

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of March 31, 2023 and December 31, 2022.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of March 31, 2023 and December 31, 2022:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2023
Money market fund	$27.8	$27.8	$-	$-
Current and long-term debt	400.0	-	396.2	-
Interest rate swap agreements	6.2	-	6.2	-
Cross-currency swap agreement	$4.7	$-	$4.7	$-

December 31, 2022
Money market fund	$30.5	$30.5	$-	$-
Current and long-term debt	396.9	-	388.7	-
Interest rate swap agreements	8.1	-	8.1	-
Cross-currency swap agreement	$3.7	$-	$3.7	$-

The money market fund is valued at net asset value and is considered a Level 1 measurement. The money market fund's carrying value approximates its fair value due to the short-term nature of the investment.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended March 31,
	2023	2022
Effective tax rate	14.4%	22.7%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to a tax expense of $1.2 million related to stock-based compensation shortfall recognized in the current period. The effective tax rate differs from the U.S. federal statutory rate due primarily to expense from stock-based compensation, which is partially offset by U.S. foreign-derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of March 31, 2023, tax years 2019 through 2021 are subject to examination by the tax authorities.

Pursuant to ASC 740, Income Taxes (“ASC 740”), as of each balance sheet date, we assess our uncertain tax positions to determine whether factors underlying the sustainability assertion have changed. As of March 31, 2023, such factors have not changed and no additional adjustments are necessary.

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

In the first quarter of 2023, we commenced a 15-year operating lease for our new regional headquarters in Eygelshoven, the Netherlands. We recorded an operating right-of-use asset and corresponding operating lease liabilities of approximately €13.8 million (equivalent to approximately $14.8 million). This facility is used for both administrative and production purposes.

Operating leases and finance leases are included in the condensed consolidated balance sheets as follows:

	Classification	March 31, 2023	December 31, 2022
Lease assets
Operating lease right-of-use assets, net	Assets	$21.9	$6.0
Finance lease right of use assets, net	Property, plant, and equipment, net	1.4	1.4
Total lease assets		$23.3	$7.4
Lease liabilities
Operating lease liabilities, current	Current liabilities	$2.7	$2.0
Operating lease liabilities, non-current	Non-current liabilities	19.2	4.0
Finance lease liabilities, current	Current portion of long-term debt	0.7	0.7
Finance lease liabilities, non-current	Long-term debt	0.8	0.8
Total lease liabilities		$23.4	$7.5

The components of lease costs, which are included in income from operations in our condensed consolidated statements of operations and comprehensive income (loss), were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating leases
Operating lease costs	$1.0	$0.8
Variable lease costs	0.1	-
Short-term lease costs	0.2	-
Total operating lease costs	$1.3	$0.8
Finance leases
Amortization of right-of-use asset	$0.2	$0.2
Interest on finance lease liabilities	-	-
Total finance lease costs	$0.2	$0.2

Maturities of lease liabilities as of March 31, 2023 are as follows:

	Operating	Finance	Total
2023	$3.4	$0.6	$4.0
2024	4.2	0.6	4.8
2025	4.0	0.3	4.3
2026	2.6	0.1	2.7
2027	2.1	-	2.1
2028 and Thereafter	19.8	-	19.8
Total lease payments	36.1	1.6	37.7
Less lease interest	(14.2)	(0.1)	(14.3)
Total lease liabilities	$21.9	$1.5	$23.4

Additional information related to leases is presented as follows:

	March 31, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term	11.3 years	3.3 years
Weighted average discount rate	9.4%	5.4%
Finance leases
Weighted average remaining lease term	2.4 years	2.5 years
Weighted average discount rate	4.5%	3.4%

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.0	$0.7
Financing cash flows from finance leases	0.2	0.2
Total cash paid	$1.2	$0.9

Leased assets obtained in exchange for new operating lease liabilities	$18.0	$-
Leased assets obtained in exchange for new finance lease liabilities	0.1	0.1
Right-of-use assets obtained in exchange for lease liabilities	$18.1	$0.1

As previously noted, our machine lease revenue is accounted for under ASC 842 and is recognized on a straight-line basis over the terms of the agreements with customers, which have durations of less than one year.

Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition,

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three months ended March 31, 2023.

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

The table below summarizes certain data for our stock-based compensation plans:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$2.8	$8.8
Tax (expense) benefit for stock-based compensation	0.7	0.3
Stock-based compensation expense, net of tax	$2.1	$9.1

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

At the annual meeting in May 2021, shareholders approved an amendment to the 2019 Plan (the “Amended Plan”) that authorized an additional 9.0 million shares for issuance for future awards. As of March 31, 2023, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(7,646,474)
Awards forfeited	1,359,944
Available for future awards	6,831,525

Awards vested	2,611,028

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

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2022	351,945	$15.78	2,560,551	$23.52
Granted	24,474	6.30	1,251,870	6.30
Vested	(103,565)	27.97	(435,219)	18.38
Forfeited	(7,513)	27.81	(18,281)	34.22
Outstanding at March 31, 2023	265,341	$9.81	3,358,921	$17.71

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

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	51,240	$11.72
Granted	14,084	5.77
Vested	(14,084)	5.77
Balance at March 31, 2023	51,240	$11.72

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

As of March 31, 2023, we have not issued any instruments that are considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(12.4)	$(14.1)
Net loss attributable to common stockholders for basic and diluted EPS	$(12.4)	$(14.1)

Denominator:
Basic weighted average common shares outstanding	82,136,793	81,573,467
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-
Dilutive effect of Class A and Class C earnout shares	-	-
Diluted weighted average common shares outstanding	82,136,793	81,573,467

Loss per share attributable to common stockholders
Basic	$(0.15)	$(0.17)
Diluted	$(0.15)	$(0.17)

Two-class method:
Class A Common Stock
Basic weighted average common shares outstanding	79,215,694	78,652,368
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-
Dilutive effect of Class A earnout shares	-	-
Diluted weighted average common shares outstanding	79,215,694	78,652,368
Proportionate share of net loss	$(12.0)	$(13.6)
Class A – basic earnings (loss) per share	$(0.15)	$(0.17)
Class A – diluted earnings (loss) per share	$(0.15)	$(0.17)

Class C Common Stock
Basic weighted average common shares outstanding	2,921,099	2,921,099
Dilutive effect of assumed vesting of RSUs and PRSUs	-	-
Dilutive effect of Class C earnout shares	-	-
Diluted weighted average common shares outstanding	2,921,099	2,921,099
Proportionate share of net loss	$(0.4)	$(0.5)
Class C – basic earnings (loss) per share	$(0.14)	$(0.17)
Class C – diluted earnings (loss) per share	$(0.14)	$(0.17)

The dilutive effect of 0.1 and 1.2 million shares in the first quarter of 2023 and 2022, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended March 31,
	2023	2022
RSUs and PRSUs	2,902,389	3,270,039
Total antidilutive securities	2,902,389	3,270,039

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 16 — Transactions with Related Parties

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement were $0.1 million for each of the first quarters of 2023 and 2022.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Ranpak included in our 2022 10-K, filed with the SEC on March 31, 2023. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report on Form 10-Q.

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

Overview

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection solutions for e-commerce and industrial supply chains. Since inception in 1972, we have delivered high quality protective packaging solutions, while maintaining commitment to environmental sustainability. We assemble our PPS systems and provide the PPS systems and paper consumables to customers, which include direct end-users and our network of exclusive paper packaging solution distributors, who in turn place the systems with and sell paper to commercial and industrial users for the conversion of paper into packaging materials. We operate manufacturing facilities in the United States and Europe. For our Automation product lines, we currently have dedicated facilities in Virginia and the Netherlands, with another facility in the United States currently under construction. R Squared Robotics, a division of Ranpak, uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions. We also maintain sales and administrative offices in Brazil, France, China, Japan, and Singapore. We are a global business that generated approximately 58.3% of our 2022 net revenue outside of the United States.

As of March 31, 2023, we had an installed base of approximately 139.6 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $81.2 million and $82.5 million in the three months ended March 31, 2023 and 2022, respectively.

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

PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems by product line as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	35.0	35.3	(0.3)	(0.8)
Void-Fill machines	82.3	78.3	4.0	5.1
Wrapping machines	22.3	20.9	1.4	6.7
Total	139.6	134.5	5.1	3.8

Paper and Other Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we historically have negotiated supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including inflationary pressures, supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. Further, the conflict in Ukraine has increased pricing for paper products as a result of decreased availability of paper products previously sourced from Russian paper mills. During 2022, we eliminated our paper sourcing from Russian suppliers and reallocated our purchases to other mills across the globe. As previously noted, we have seen some stabilization of paper and other costs in North America, however, pricing conditions in Europe remain unsteady, primarily due to the volatility in energy markets. Where we can, we will look to pass increased market costs on to our customers to mitigate the impact of these costs. We are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some continued pressure on our gross margin in the medium term relative to our historical margin profile.

Inflationary Pressures and Other Costs. We experienced inflationary pressures in 2022, increasing the costs of paper as well as shipping and logistics, energy and wages, among other costs. In addition, inflationary pressures have adversely impacted some of our end-users, such as automotive companies; distributors; electronic manufacturers; machinery manufacturers; home goods manufacturers; e-commerce and mail order fulfillment firms; and other end-users that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. The conflict in Ukraine caused certain headwinds, including (i) increased energy costs, particularly in Europe; (ii) shipping variabilities due to truck driver shortages and (iii) increased shipping times for paper products sourced from Russian paper mills, in addition to increased paper costs discussed above. Higher costs due to inflation and the conflict in Ukraine during 2022 were partially offset by price increases, which mitigated the impact on our operating results. However, our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for net revenue, an unwillingness by our customers to accept price increase or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated increases in interest rates and borrowing costs may also impact the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows as well as our end-users.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic has resulted in changes in market and economic conditions around the world. We continue to operate our production and distribution facilities, both domestically and internationally, albeit subject to measures designed to promote a safe operating environment. During the COVID-19 pandemic, our assembly and distribution operations have experienced disruptions, including lockdowns; port congestion; component-related supply-related challenges (including from China); increased shipping and logistics costs; and delayed availability of supplies. Additionally, social distancing and similar measures adopted in many jurisdictions around the world impacted our ability to demonstrate and install our protective packaging systems and Automation products and, as a result, such demonstrations and installations were delayed. The COVID-19 pandemic and associated shutdown measures also contributed to an increase in e-commerce activity and our net revenue, and the subsequent reopening of economies has had a negative impact on e-commerce activity and our net revenues. While we do not currently expect COVID-19 to have a material impact on our business, results of operations, financial condition or liquidity, we cannot predict the extent to which we will ultimately be impacted due to the uncertain nature and duration of the COVID-19 pandemic. See “Risk Factors” located in the 2022 10-K. We will continue to evaluate the nature and extent of the impact to our business, results of operations, financial condition, and cash flows.

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2023 and 2022 with line items presented in millions of dollars.

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
•
AEBITDA is presented on a constant currency basis and gives effect to the impact of currency fluctuations
•
while EBITDA for all periods herein has been reported without giving effect to constant currency adjustments, we have previously presented EBITDA on a constant currency basis, which reduces its usefulness as a comparative measure to certain of our historical results that are not presented in this report; and
•
other companies, including companies in our industry, may calculate EBITDA and AEBITDA differently, which reduces their usefulness as comparative measures.

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

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three months ended March 31, 2023 and 2022. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three months ended March 31, 2023 and 2022.

Comparison of First Quarter of 2023 to First Quarter of 2022

	Three Months Ended March 31,
	2023	% Net revenue	2022	% Net revenue
Net revenue	$81.2	―	$82.5	―
Cost of goods sold	53.7	66.1	57.9	70.2
Gross profit	27.5	33.9	24.6	29.8
Selling, general and administrative expenses	27.2	33.5	29.7	36.0
Depreciation and amortization expense	8.0	9.9	8.2	9.9
Other operating expense, net	1.2	1.5	0.5	0.6
Loss from operations	(8.9)	(11.0)	(13.8)	(16.7)
Interest expense	5.7	7.0	5.0	6.1
Foreign currency gain	0.2	0.2	(0.6)	(0.7)
Other non-operating income, net	(0.3)	(0.4)	-	-
Loss before income tax benefit	(14.5)	(17.9)	(18.2)	(22.1)
Income tax benefit	(2.1)	(2.6)	(4.1)	(5.0)
Net loss	$(12.4)	(15.3)	$(14.1)	(17.1)

Non-GAAP
EBITDA	$7.5		$5.6
AEBITDA (Constant Currency)	$15.1		$19.1

Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the first quarter of 2023 and 2022 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Three Months Ended March 31,
	2023	% Net revenue	2022	% Net revenue
North America	$31.1	38.3	$30.9	37.5
Europe/Asia	50.1	61.7	51.6	62.5
Net revenue	$81.2	100.0	$82.5	100.0

Cushioning machines	$37.6	46.3	$35.6	43.2
Void-Fill machines	30.2	37.2	31.8	38.5
Wrapping machines	9.3	11.5	11.0	13.3
Other	4.1	5.0	4.1	5.0
Net revenue	$81.2	100.0	$82.5	100.0

	Non-GAAP Constant Currency
	Three Months Ended March 31,
	2023	% Net revenue	2022	% Net revenue	$ Change	% Change
North America	$31.1	36.7	$30.9	36.8	$0.2	0.6
Europe/Asia	53.7	63.3	53.0	63.2	0.7	1.3
Net revenue	$84.8	100.0	$83.9	100.0	$0.9	1.1

Cushioning machines	$39.5	46.6	$36.3	43.3	$3.2	8.8
Void-Fill machines	31.3	36.9	32.3	38.5	(1.0)	(3.1)
Wrapping machines	9.6	11.3	11.1	13.2	(1.5)	(13.5)
Other	4.4	5.2	4.2	5.0	0.2	4.8
Net revenue	$84.8	100.0	$83.9	100.0	$0.9	1.1

Net revenue for the first quarter of 2023 was $81.2 million compared to net revenue of $82.5 million in the first quarter of 2022, a decrease of $1.3 million or 1.6% year over year. Net revenue was negatively impacted by decreases in void-fill and wrapping, partially offset by increases in cushioning and other products. In addition to currency headwinds, which contributed 2.7 points of pressure, revenue was negatively affected by increased business sponsoring costs; lower economic activity; and the impact inflationary pressures are having on consumer and corporate budgets. Cushioning increased $2.0 million, or 5.6%, to $37.6 million from $35.6 million; void-fill decreased $1.6 million, or 5.0%, to $30.2 million from $31.8 million; wrapping decreased $1.7 million, or 15.5%, to $9.3 million from $11.0 million; and other sales were flat at $4.1 million for the first quarter of 2023 compared to the first quarter of 2022. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The decrease in net revenue is quantified by a decrease in the volume of sales of our paper consumable products of approximately 3.5 percentage points (“pp”), partially offset by a 4.2 pp increase in the price or mix of our paper consumable products, and an increase of 0.3 pp in sales of automated box sizing equipment. Constant currency net revenue was $84.8 million for the first quarter of 2023, a 1.1% increase from constant currency net revenue of $83.9 million for the first quarter of 2022.

Net revenue in North America for the first quarter of 2023 totaled $31.1 million compared to net revenue in North America of $30.9 million in the first quarter of 2022. The increase of $0.2 million, or 0.6%, was primarily attributable to increases in cushioning, void-fill, and other sales, partially offset by decreases in wrapping sales.

Net revenue in Europe/Asia for the first quarter of 2023 totaled $50.1 million compared to net revenue in Europe/Asia of $51.6 million in the first quarter of 2022. The decrease of $1.5 million, or 2.9%, was driven by lower void-fill, wrapping, and other sales as well as currency headwinds, partially offset by increases in cushioning sales. Constant currency net revenue in Europe/Asia was $53.7 million for the first quarter of 2023, a $0.7 million, or 1.3%, increase from constant currency net revenue of $53.0 million for the first quarter of 2022.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2023 totaled $53.7 million, a decrease of $4.2 million, or 7.3%, compared to $57.9 million in the first quarter of 2022. The change was primarily due to lower input costs and a decrease in depreciation of $2.3 million over the prior year. Additionally, currency rate fluctuations accounted for approximately 2.4% of the decrease over prior year. Paper pricing has begun to ease and we began to see relief in the first quarter of 2023 compared to the inflationary pressures in 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the first quarter of 2023 was $27.2 million, a decrease of $2.5 million, or 8.4%, from $29.7 million in the first quarter of 2022. The change in SG&A was primarily due to a decrease in stock compensation expense, primarily related to reductions in expense associated with the 2021 LTIP PRSUs. Additionally, currency rate fluctuations accounted for approximately 2.0% of the decrease over prior year.

Depreciation and Amortization

Depreciation and amortization expenses for the first quarter of 2023 were $8.0 million, a decrease of $0.2 million, or 2.4%, from $8.2 million in the first quarter of 2022 primarily due to a decrease in depreciation of computer software. Additionally, currency rate fluctuations accounted for approximately 1.2% of the decrease over prior year.

Other Operating Expense, Net

Other operating expense, net for the first quarter of 2023 was $1.2 million, a change of $0.7 million from expense of $0.5 million in the first quarter of 2022. The change in other operating expense, net was primarily due to an increase in research and development costs.

Interest Expense

Interest expense for the first quarter of 2023 was $5.7 million, an increase of $0.7 million, or 14.0%, from $5.0 million in the first quarter of 2022. The change was due to increases in interest rates associated with our first lien credit facilities during the first quarter. Additionally, currency rate fluctuations accounted for approximately 2.0% of the increase over prior year.

Foreign Currency (Gain) Loss

Foreign currency loss for the first quarter of 2023 was $0.2 million, a change of $0.8 million, or 133.3%, from foreign currency gain of $0.6 million in the first quarter of 2022 due to the volatility in Euro exchange rates compared to USD.

Other Non-Operating Income, Net

Other non-operating income, net for the first quarter of 2023 was $0.3 million and represents the unrealized gain on our investment in a money market fund. Other non-operating income, net was not material for the first quarter of 2022.

Income Tax Benefit

Income tax benefit for the first quarter of 2023 was $2.1 million, or an effective tax rate of 14.4%. Income tax benefit was $4.1 million in the first quarter of 2022, or an effective tax rate of 22.7%. The fluctuation in the effective tax rate between periods was primarily attributable to the impact of a shortfall related to stock-based compensation. The effective tax rate differs from the U.S. federal statutory rate due primarily to expense from stock-based compensation, which is partially offset by the U.S. foreign derived intangible income deduction, tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the first quarter of 2023 decreased $1.7 million to $12.4 million from a net loss of $14.1 million in the first quarter of 2022. The change was due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for the first quarter of 2023 was $7.5 million, an increase of $1.9 million, or 33.9%, compared to $5.6 million in the first quarter of 2022. Adjusting for one-time costs, AEBITDA for the first quarter of 2023 and 2022 totaled $15.1 million and $19.1 million, respectively, a decrease of $4.0 million, or 20.9%.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net revenue	$81.2	$82.5	$(1.3)	(1.6)
Cost of goods sold	53.7	57.9	(4.2)	(7.3)
Gross profit	27.5	24.6	2.9	11.8
Selling, general and administrative expenses	27.2	29.7	(2.5)	(8.4)
Depreciation and amortization expense	8.0	8.2	(0.2)	(2.4)
Other operating expense (income), net	1.2	0.5	0.7	140.0
Income (loss) from operations	(8.9)	(13.8)	4.9	(35.5)
Interest expense	5.7	5.0	0.7	14.0
Foreign currency gain	0.2	(0.6)	0.8	(133.3)
Other non-operating income, net	(0.3)	-	(0.3)	―
Loss before income tax benefit	(14.5)	(18.2)	3.7	(20.3)
Income tax benefit	(2.1)	(4.1)	2.0	(48.8)
Net loss	(12.4)	(14.1)	1.7	(12.1)

Depreciation and amortization expense – COS	8.3	10.6	(2.3)	(21.7)
Depreciation and amortization expense – D&A	8.0	8.2	(0.2)	(2.4)
Interest expense	5.7	5.0	0.7	14.0
Income tax benefit	(2.1)	(4.1)	2.0	(48.8)
EBITDA(1)	7.5	5.6	1.9	33.9

Adjustments(2):
Unrealized (gain) loss translation	0.2	(0.6)	0.8	(133.3)
Non-cash impairment losses	0.4	-	0.4	―
M&A, restructuring, severance	0.2	0.5	(0.3)	(60.0)
Amortization of restricted stock units	2.8	8.8	(6.0)	(68.2)
Amortization of cloud-based software implementation costs(3)	0.7	0.7	-	-
Cloud-based software implementation costs	1.2	2.5	(1.3)	(52.0)
Other adjustments	1.3	1.2	0.1	8.3
Constant currency	0.8	0.4	0.4	100.0
Constant Currency AEBITDA(1)	$15.1	$19.1	$(4.0)	(20.9)

(see subsequent footnotes)

(1) Reconciliations of EBITDA and AEBITDA for each period presented are to net loss, the nearest GAAP equivalent.

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

We had $58.6 million in cash and cash equivalents as of March 31, 2023 and $62.8 million as of December 31, 2022. Including finance lease liabilities and excluding deferred financing costs, we had $399.2 million in debt, $2.5 million of which was classified as short-term, as of March 31, 2023, compared to $396.9 million in debt, $2.4 million of which was classified as short-term, as of December 31, 2022. At March 31, 2023, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through May 8, 2023.

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

In June 2019, Holdings, the U.S. Borrower, and the Dutch Borrower entered into the Facilities. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in June 2024. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the Revolving Facility.

Borrowings under the Facilities, at the Borrowers’ option, bear interest at either (i) an adjusted eurocurrency rate or, as of the effectiveness of Amendment No. 2, the SOFR rate, or (ii) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings and base rate borrowings as of March 31, 2023 and December 31, 2022, (in each case, assuming a first lien net leverage ratio of less than 5.00:1.00), subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable and 3.00% with respect to base rate borrowings. Global interest rates have risen meaningfully in 2022 and we expect interest on our Facilities to increase.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of March 31, 2023, we had $2.4 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $42.6 million.

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

The obligations of the Borrowers under the Facilities and certain of their obligations under hedging arrangements and cash management arrangements are unconditionally guaranteed by Holdings and the U.S. Guarantors, and solely with respect to the obligations of the Dutch Borrower or any Dutch Guarantor, the Dutch Guarantors, in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that notwithstanding the foregoing, obligations of the U.S. Borrower and U.S. Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.

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

Amendments to First Lien Credit Facilities

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

On April 4, 2023, the Borrowers, Holdings, certain other subsidiaries of Holdings, certain lenders and the Administrative Agent entered into the Amendment No. 2 to amend the Credit Agreement. Pursuant to the terms of Amendment No. 2, the parties agreed, among other things, to replace the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the Credit Agreement with an interest rate based on SOFR (including a customary spread adjustment) and related SOFR-based mechanics. Except as amended by Amendment No. 2, the remaining terms of the Credit Agreement remain in full force and effect.

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

Permitted Exit Payment

Additionally, as a result of making the Exit Payment to our lenders, we became eligible to enter into the Permitted Exit Payment Amendment (as defined in the Credit Agreement) to the Credit Agreement which, among other things, introduced additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. On July 28, 2021, the Permitted Exit Payment Amendment to the Credit Agreement became effective.

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$7.5	$(9.4)
Net cash used in investing activities	(11.8)	(10.7)
Net cash used in financing activities	(0.3)	(3.1)
Effect of Exchange Rate Changes on Cash	0.4	(0.2)
Net Decrease in Cash and Cash Equivalents	(4.2)	(23.4)
Cash and Cash Equivalents, beginning of period	62.8	103.9
Cash and Cash Equivalents, end of period	$58.6	$80.5

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities was $7.5 million in the three months ended March 31, 2023. Cash used in operating activities was $9.4 million in the three months ended March 31, 2022. The changes in operating cash flows are largely due to the increases in cash earnings due to decreased input costs and decreased SG&A.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $11.8 million in the three months ended March 31, 2023 and reflects cash used for production of converter equipment and leasehold improvements for our new facilities in Connecticut and The Netherlands. Cash used in investing activities was $10.7 million in the three months ended March 31, 2022 and reflects cash used for production of converter equipment; cash used for the renovation of our global headquarters in Concord, Ohio; and cash used for leasehold improvements for our new facilities in Connecticut and The Netherlands.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $0.3 million in the three months ended March 31, 2023 and reflects debt repayments, payments on finance lease liabilities, and tax payments for withholdings on stock compensation, partially offset by proceeds received from an equipment financing arrangement. Net cash used in financing activities was $3.1 million in the three months ended March 31, 2022 and reflects debt repayments, payments on finance lease liabilities, and tax payments for withholdings on stock compensation.

Contractual Obligations and Other Commitments

We lease production and administrative facilities as well as automobiles, machinery and equipment. We have various contractual obligations and commercial commitments that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed. There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2022 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our 2022 10-K.

Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Long-Lived Assets

We periodically review goodwill and indefinite-lived intangible assets for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value of our goodwill reporting units or identifiable indefinite-lived intangible assets may be less than their fair values. Additionally, we review our long-lived asset groups whenever there is evidence that events or changes in circumstances indicate the carrying value of our asset groups may not be recoverable. If events or circumstances exist, including a continuation of current market conditions, that indicate that the carrying value of our goodwill reporting units or identifiable indefinite-lived intangible assets may be less than their fair values, or the carrying amount of our long lived-asset groups may no longer be recoverable, we may recognize a non-cash impairment of goodwill, identifiable indefinite-lived intangible assets, or long-lived asset groups, which could have a material adverse effect on our consolidated financial condition or results of operations in future periods. For additional information on our accounting principles with respect to goodwill, identifiable indefinite-lived intangible assets, and long-lived assets, please see “Management Discussion & Analysis – Critical Accounting Policies” in our 2022 10-K.

As of March 31, 2023, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets were below their carrying values. As of March 31, 2023, there were no indicators of impairment present for long-lived assets that required us to test for recoverability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $1.0 million impact on our cash interest expense for the three months ended March 31, 2023. We use interest rate swap agreements to manage this exposure.

In March 2020, we entered into the Second Amended January 2019 Swap, which amended the Amended January 2019 Swap to a lower rate of 2.1% and extend its maturity to June 1, 2024. In July 2020, we entered into the Borrower Assumption Agreement, which details the Reorganization and the assumption of obligations, liabilities and rights under the Facilities. In July 2021, we entered into the Permitted Exit Payment to the Credit Agreement, which, among other things, introduced additional exceptions to the negative covenant that restricts the ability of the Borrowers and their restricted subsidiaries from paying dividends and distributions or repurchasing capital stock. Refer to Note 7, “Long-Term Debt” and Note 8, “Derivative Instruments” to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

On April 4, 2023, the Borrowers, Holdings, certain other subsidiaries of Holdings, certain lenders and the Administrative Agent entered into the Amendment No. 2 to amend the Credit Agreement. Pursuant to the terms of Amendment No. 2, the parties agreed, among other things, to replace the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the Credit Agreement with an interest rate based on SOFR (including a customary spread adjustment) and related SOFR-based mechanics. Except as amended by Amendment No. 2, the remaining terms of the Credit Agreement remain in full force and effect.

As of March 31, 2023, there were no other changes to our debt and interest rate swap agreements from those disclosed in the 2022 10-K.

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

For the three months ended March 31, 2023, net revenue denominated in currencies other than USD amounted to $48.6 million or 59.9% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the three months ended March 31, 2023 to increase or decrease by approximately $5.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that are described in the 2022 10-K.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with U.S. generally accepted accounting principles.

Remediation Plans

As previously described in Part II – Item 9A – Controls and Procedures of the 2022 10-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the 2022 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Information about our risk factors is contained in Item 1A of the 2022 10-K.

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

4.1

Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019)

10.1

Amendment No. 2, dated April 4, 2023, which amends that certain First Lien Credit Agreement, dated June 3, 2019, among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC, the lenders and issuing banks from time to time party thereto and Goldman Sachs Lending Partners LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on April 4, 2023)

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

Ranpak Holdings Corp.

Date:	May 8, 2023	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer