Form 10-Q
period 2023-06-30
Ranpak Holdings Corp.
filed 2023-08-03
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 27, 2023, the registrant had 79,568,525 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2023 and 2022

Unaudited Condensed Consolidated Balance Sheets – June 30, 2023 and December 31, 2022

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Paper revenue	$63.3	$70.2	$127.6	$136.4
Machine lease revenue	12.7	12.5	25.5	24.7
Other revenue	5.9	4.1	10.0	8.2
Net revenue	81.9	86.8	163.1	169.3
Cost of goods sold	51.7	58.5	105.4	116.4
Gross profit	30.2	28.3	57.7	52.9
Selling, general and administrative expenses	16.3	30.3	43.5	60.0
Depreciation and amortization expense	8.1	8.0	16.1	16.2
Other operating expense, net	1.4	1.4	2.6	1.9
Income (loss) from operations	4.4	(11.4)	(4.5)	(25.2)
Interest expense	5.9	4.9	11.6	9.9
Foreign currency (gain) loss	0.7	(2.3)	0.9	(2.9)
Other non-operating income, net	(0.4)	-	(0.7)	-
Loss before income tax expense (benefit)	(1.8)	(14.0)	(16.3)	(32.2)
Income tax expense (benefit)	0.3	(2.7)	(1.8)	(6.8)
Net loss	$(2.1)	$(11.3)	$(14.5)	$(25.4)

Two-class method
Loss per share
Basic	$(0.03)	$(0.14)	$(0.18)	$(0.31)
Diluted	$(0.03)	$(0.14)	$(0.18)	$(0.31)
Class A – earnings (loss) per share
Basic	$(0.03)	$(0.14)	$(0.18)	$(0.31)
Diluted	$(0.03)	$(0.14)	$(0.18)	$(0.31)
Class C – earnings (loss) per share
Basic	$(0.03)	$(0.14)	$(0.17)	$(0.31)
Diluted	$(0.03)	$(0.14)	$(0.17)	$(0.31)

Weighted average number of shares outstanding – Class A and C
Basic	82,432,158	81,943,235	82,285,291	81,759,372
Diluted	82,432,158	81,943,235	82,285,291	81,759,372

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(0.5)	$(11.7)	$2.6	$(14.5)
Interest rate swap adjustments	(1.0)	2.7	(3.1)	10.8
Cross-currency swap adjustments	(0.7)	4.2	(1.7)	4.3
Total other comprehensive income (loss), before tax	(2.2)	(4.8)	(2.2)	0.6
Provision (benefit) for income taxes related to other comprehensive income (loss)	(0.4)	1.7	(1.2)	3.7
Total other comprehensive income (loss), net of tax	(1.8)	(6.5)	(1.0)	(3.1)
Comprehensive loss, net of tax	$(3.9)	$(17.8)	$(15.5)	$(28.5)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$53.9	$62.8
Accounts receivable, net	34.8	33.0
Inventories, net	22.4	25.0
Income tax receivable	4.6	2.1
Prepaid expenses and other current assets	23.3	16.7
Total current assets	139.0	139.6

Property, plant and equipment, net	127.8	124.0
Operating lease right-of-use assets, net	21.2	6.0
Goodwill	448.4	446.7
Intangible assets, net	358.9	372.1
Deferred tax assets	0.6	0.6
Other assets	42.7	44.5
Total assets	$1,138.6	$1,133.5

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24.6	$24.3
Accrued liabilities and other	16.6	10.6
Current portion of long-term debt	2.4	1.3
Operating lease liabilities, current	2.7	2.0
Deferred revenue	2.7	0.9
Total current liabilities	49.0	39.1

Long-term debt	394.3	391.7
Deferred tax liabilities	79.5	80.8
Derivative instruments	5.4	3.7
Operating lease liabilities, non-current	18.6	4.0
Other liabilities	1.6	1.4
Total liabilities	548.4	520.7

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at June 30, 2023 and December 31, 2022
Shares issued and outstanding: 79,547,780 and 79,086,372 at June 30, 2023 and December 31, 2022, respectively	-	-
Convertible Class C common stock, $0.0001 par, 200,000,000 shares authorized at June 30, 2023 and December 31, 2022
Shares issued and outstanding: 2,921,099 at June 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	697.2	704.3
Accumulated deficit	(111.2)	(96.7)
Accumulated other comprehensive income	4.2	5.2
Total shareholders' equity	590.2	612.8
Total liabilities and shareholders' equity	$1,138.6	$1,133.5

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	78,482,024	$-	2,921,099	$-	$688.9	$(55.3)	$2.6	$636.2
Stock-based awards vested and distributed	521,719	-	-	-	(2.9)	-	-	(2.9)
Issue Director shares	2,495	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	8.8	-	-	8.8
Net loss	-	-	-	-	-	(14.1)	-	(14.1)
Other comprehensive income	-	-	-	-	-	-	3.4	3.4
Balance at March 31, 2022	79,006,238	$-	2,921,099	$-	$694.8	$(69.4)	$6.0	$631.4
Stock-based awards vested and distributed	-	-	-	-	-	-	-	-
Issue Director shares	32,954	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	5.3	-	-	5.3
Net loss	-	-	-	-	-	(11.3)	-	(11.3)
Other comprehensive loss	-	-	-	-	-	-	(6.5)	(6.5)
Balance at June 30, 2022	79,039,192	$-	2,921,099	$-	$700.1	$(80.7)	$(0.5)	$618.9

Balance at December 31, 2022	79,086,372	$-	2,921,099	$-	$704.3	$(96.7)	$5.2	$612.8
Stock-based awards vested and distributed	368,153	-	-	-	(0.4)	-	-	(0.4)
Issue Director shares	14,084	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.8	-	-	2.8
Net loss	-	-	-	-	-	(12.4)	-	(12.4)
Other comprehensive income	-	-	-	-	-	-	0.8	0.8
Balance at March 31, 2023	79,468,609	$-	2,921,099	$-	$706.7	$(109.1)	$6.0	$603.6
Stock-based awards vested and distributed	27,931	-	-	-	-	-	-	-
Issue Director shares	51,240	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	(9.5)	-	-	(9.5)
Net loss	-	-	-	-	-	(2.1)	-	(2.1)
Other comprehensive loss	-	-	-	-	-	-	(1.8)	(1.8)
Balance at June 30, 2023	79,547,780	$-	2,921,099	$-	$697.2	$(111.2)	$4.2	$590.2

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(14.5)	$(25.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33.0	36.6
Amortization of deferred financing costs	0.9	0.7
Loss on disposal of fixed assets	0.8	0.2
Deferred income taxes	(0.3)	(4.4)
Amortization of initial value of interest rate swap	(0.9)	(0.4)
Currency (gain) loss on foreign denominated debt and notes payable	0.8	(2.6)
Amortization of restricted stock units	(6.7)	14.1
Amortization of cloud-based software implementation costs	1.5	-
Changes in operating assets and liabilities:
Increase in receivables, net	(1.5)	(2.4)
(Increase) decrease in inventory	2.8	(10.3)
Increase in prepaid expenses and other assets	(3.5)	(4.4)
Increase (decrease) in accounts payable	1.5	(1.1)
Increase (decrease) in accrued liabilities	2.3	(6.1)
Change in other assets and liabilities	0.4	(10.8)
Net cash provided by (used in) operating activities	16.6	(16.3)

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(11.0)	(17.1)
Other capital expenditures	(14.2)	(5.7)
Total capital expenditures	(25.2)	(22.8)
Patent and trademark expenditures	-	(1.0)
Net cash used in investing activities	(25.2)	(23.8)

Cash Flows from Financing Activities
Proceeds from equipment financing	1.9	-
Financing costs of debt facilities	(0.2)	-
Principal payments on term loans	(1.1)	(0.8)
Payments on finance lease liabilities	(0.8)	(0.4)
Tax payments for withholdings on stock-based awards distributed	(0.5)	(2.5)
Net cash used in financing activities	(0.7)	(3.7)

Effect of Exchange Rate Changes on Cash	0.4	(0.9)
Net Decrease in Cash and Cash Equivalents	(8.9)	(44.7)
Cash and Cash Equivalents, beginning of period	62.8	103.9
Cash and Cash Equivalents, end of period	$53.9	$59.2

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2022, 2021, and 2020, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”). The three months ended June 30, 2023 may be further referred to herein as the “second quarter of 2023.” The three months ended June 30, 2022 may be further referred to herein as the “second quarter of 2022.”

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

Foreign Currency — The nature of business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The Company is subject to currency translation exposure because the operations of its subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our Unaudited Condensed Consolidated Statements of Operations. In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income.

Recently Adopted Accounting Standards — In December 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which gives optional guidance to provide relief for reference rate reform, where certain transactions have transitioned or are transitioning away from the London Interbank Offered Rate (“LIBOR”) to other reference rates, including one-month and three-month USD LIBOR, on which our existing indebtedness and interest rate swap agreements were based. ASU 2022-06 defers the sunset date of ASC Topic 848, Reference Rate Reform (“ASC 848”) from December 31, 2022 to December 31, 2024 to ensure the relief in ASC 848 covers the period of time during

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

which a significant number of modifications may take place. As further disclosed in Note 7, “Long-Term Debt”, we amended the terms of our Credit Agreement to replace the interest rate based on LIBOR and related LIBOR-based mechanics with an interest rate based on the secured overnight financing rate (“SOFR”) and related SOFR-based mechanics. We have elected to apply the practical expedients provided by ASC 848 related to eligible contract modifications as they occur. This election did not have a material impact on our consolidated financial statements, and the impact of applying the election to future eligible contract modifications that occur through December 31, 2024 is also not expected to be material.

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. We are invested in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other non-operating expense (income), net and were immaterial in all periods presented. The balance was approximately $19.1 million and $30.5 million at June 30, 2023 and December 31, 2022, respectively. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets. Refer to Note 10, “Fair Value Measurement” for further detail.

Accounts Receivable, net — The components of accounts receivable, net were as follows:

	June 30, 2023	December 31, 2022
Accounts receivable	$35.4	$33.7
Allowance for doubtful accounts	(0.6)	(0.7)
Accounts receivable, net	$34.8	$33.0

At June 30, 2023, one customer’s accounts receivable balance represented 10.3% of our accounts receivable balance. At December 31, 2022, no customer’s accounts receivable balance exceeded 10.0% of our accounts receivable balance.

Inventories, net — The components of inventories, net were as follows:

	June 30, 2023	December 31, 2022
Raw materials	$9.2	$12.4
Work-in-process	6.7	5.7
Finished goods	6.7	7.2
Total inventories	22.6	25.3
Reserve for obsolescence	(0.2)	(0.3)
Inventories, net	$22.4	$25.0

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	June 30, 2023	December 31, 2022
Land	$2.4	$4.0
Buildings and improvements	21.3	13.3
Machinery and equipment	37.2	34.0
Computer and office equipment	12.3	11.5
Converting machines	192.2	182.8
Total property, plant, and equipment	265.4	245.6
Accumulated depreciation	(137.6)	(121.6)
Property, plant, and equipment, net	$127.8	$124.0

Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation expense included in	2023	2022	2023	2022
Cost of goods sold	$8.6	$9.8	$16.9	$20.4
Depreciation and amortization expense	0.8	0.8	1.6	1.7
Total depreciation expense	$9.4	$10.6	$18.5	$22.1

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	June 30, 2023	December 31, 2022
Employee compensation	$2.7	$2.1
Taxes	2.7	3.4
Professional fees	3.8	0.8
Bonus	2.7	0.7
Interest	2.3	1.9
Interest rate swap liability, current portion	0.4	-
Warranty reserve	0.7	0.7
Other	1.3	1.0
Accrued liabilities and other	$16.6	$10.6

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Supplemental cash flow information
Interest paid	$6.1	$5.2	$11.9	$10.3
Income taxes paid	$1.2	$1.1	2.0	1.8
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$0.4	$0.2	$18.5	$0.3
Capital expenditures in accounts payable	$0.2	$-	$1.0	$0.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
North America	$32.2	$34.3	$63.3	$65.2
Europe/Asia	49.7	52.5	99.8	104.1
Net revenue	81.9	86.8	163.1	169.3

Segment gross profit
North America	9.8	11.0	19.2	20.9
Europe/Asia	20.4	17.3	38.5	32.0
Gross profit	30.2	28.3	57.7	52.9

Expenses excluded from segment gross profit
Selling, general and administrative expenses	16.3	30.3	43.5	60.0
Depreciation and amortization expense	8.1	8.0	16.1	16.2
Other operating expense, net	1.4	1.4	2.6	1.9
Interest expense	5.9	4.9	11.6	9.9
Foreign currency (gain) loss	0.7	(2.3)	0.9	(2.9)
Other non-operating income, net	(0.4)	-	(0.7)	-
Loss before income tax expense (benefit)	$(1.8)	$(14.0)	$(16.3)	$(32.2)

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Our customers are not concentrated in any specific geographic region. During the six months ended June 30, 2023 and 2022, no customers exceeded 10% of net revenue.

The following table presents our long-lived assets by geographic region. Refer to Note 11, “Leases” for additional detail on our new leased facility in Eygelshoven, The Netherlands:

	June 30, 2023	December 31, 2022
North America	$69.7	$65.4
Europe/Asia	79.3	64.6
Total long-lived assets	$149.0	$130.0

Note 5 — Revenue Recognition, Contracts with Customers

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue for paper consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Revenue for Automation equipment sales is recognized based on an input method over time. Maintenance revenue is recognized straight-line on the basis that the level of effort is consistent over the term of the contract. Lease components within contracts with customers are recognized in accordance with ASC 842 on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year.

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

	Six Months Ended June 30,
	2023	2022
Beginning balance	$-	$-
Revenue recognized in excess of billings	2.7	-
Ending balance	$2.7	$-

Deferred revenue represents contractual amounts received from customers that exceed revenue recognized for automation equipment sales, as well as prepayments for machine fees that are amortized over the next quarter. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the unaudited condensed consolidated balance sheets. Changes in deferred revenue were as follows:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$0.9	$3.1
Deferral of revenue	5.7	5.6
Recognition of revenue	(3.9)	(7.3)
Ending balance	$2.7	$1.4

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ASC 606
North America	$26.6	$28.6	$51.9	$54.2
Europe/Asia	42.6	45.7	85.7	90.4
Total paper and other revenue	$69.2	$74.3	$137.6	$144.6
ASC 842
Machine lease revenue	$12.7	$12.5	$25.5	$24.7
Net revenue	$81.9	$86.8	$163.1	$169.3

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

As of June 30, 2023, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived assets were below their carrying values.

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2022	$338.8	$107.9	$446.7
Currency translation	-	1.7	1.7
Balance at June 30, 2023	$338.8	$109.6	$448.4

Finite-Lived or Amortizable Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Impairment of Long-Lived Assets

We review our long-lived assets, including amortizable intangible assets; property, plant and equipment; and lease right-of-use assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets. As of June 30, 2023, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$197.1	$(53.4)	$143.7	$195.5	$(46.5)	$149.0
Patented/unpatented technology	171.7	(63.0)	108.7	171.6	(55.0)	116.6
Intellectual property	0.5	(0.2)	0.3	0.5	(0.2)	0.3
Total definite-lived intangible assets	369.3	(116.6)	252.7	367.6	(101.7)	265.9
Trademarks/tradenames with indefinite lives	106.2	-	106.2	106.2	-	106.2
Identifiable intangible assets, net	$475.5	$(116.6)	$358.9	$473.8	$(101.7)	$372.1

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at June 30, 2023:

Year	Amount
2023	$14.5
2024	29.1
2025	28.6
2026	28.2
2027	28.1
Thereafter	124.2
$252.7

Amortization expense was $7.3 million and $7.2 million in the second quarter of 2023 and 2022, respectively. Amortization expense was $14.5 million and $14.5 million in the six months ended June 30, 2023 and 2022, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of June 30, 2023:

Remaining Weighted-Average Useful Life
	June 30, 2023	December 31, 2022
Customer/distributor relationships	11 years	11 years
Patented/unpatented technology	7 years	8 years
Intellectual property	7 years	7 years
Total identifiable assets, net with definite lives	10 years	10 years

Note 7 — Long-Term Debt

In 2019, the Company entered into a First Lien Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), which consists of senior secured credit facilities of a $378.2 million USD-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in June 2026 and the Revolving Facility matures in June 2025. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or, as of the effectiveness of Amendment No. 2 (as defined below), the SOFR rate, or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Dollar Term Facility as of June 30, 2023 and December 31, 2022, was 9.26% and 7.88%, respectively. The interest rate for the First Lien Euro Term Facility as of June 30, 2023 and December 31, 2022, was 7.22% and 5.25%, respectively.

As of June 30, 2023 and December 31, 2022, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. As of June 30, 2023, we had $1.4 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.6 million.

Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
First Lien Dollar Term Facility	$253.1	$250.0
First Lien Euro Term Facility	148.2	145.4
Finance lease liabilities	1.6	1.5
Equipment financing	1.9	-
Deferred financing costs, net	(8.1)	(3.9)
Total debt	396.7	393.0
Less: current portion of long-term debt	(1.6)	(0.6)
Less: current portion of finance lease liabilities	(0.8)	(0.7)
Long-term debt	$394.3	$391.7

The Credit Agreement contains customary events of default, representations and warranties, and affirmative and negative covenants, including restrictions on certain of the Company’s subsidiaries’ ability to incur additional debt and liens or undergo certain fundamental changes, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of June 30, 2023. The Credit Agreement also has customary mandatory prepayment provisions, including the requirement for the borrowers under the Credit Agreement to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement.

On April 4, 2023, the Company entered into the Amendment No. 2 to First Lien Credit Agreement (“Amendment No. 2”) to amend the Credit Agreement to, among other things, replace the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the Credit Agreement with an interest rate based on the SOFR (including a customary spread adjustment) and related SOFR-based mechanics. On June 7, 2023, the Company entered into Amendment No. 3 to First Lien Credit Agreement (“Amendment No. 3”) to amend the Credit Agreement to, among other things, extend the maturity date applicable to the Revolving Facility to June 3, 2025 from June 3, 2024, reduce certain financial covenant ratio levels and modify restrictions on incurrence of incremental debt and other negative covenants. Except as amended by Amendment No. 2 and Amendment No. 3, the remaining terms of the Credit Agreement remain in full force and effect. At the time of Amendment No. 3, the Company also executed the Amendment No. 3 Effective Date and Exit Payment Letter, which provides for a fee of 0.25% of the aggregate amount of all Initial Revolving Credit Commitments and Initial Term Loans, due on the effective date of Amendment No. 3. In addition, fees due upon repayment of the Term Loans and Revolving Loan are as follows:

•
If the repayment occurs prior to December 31, 2023 (the “First Exit Payment Date”), 0.50% of the Initial Revolving Credit Commitments and Outstanding Term Loans;
•
If the repayment occurs after the First Exit Payment Date, but prior to June 30, 2024 (the “Second Exit Payment Date”), 0.75% of the Initial Revolving Credit Commitments and Outstanding Term Loans; or
•
If the repayment occurs after the Second Exit Payment Date, 1.00% of the Initial Revolving Credit Commitments and Outstanding Term Loans.

As the Company’s expects repayment to occur after the Second Exit Payment Date, the Company has recorded fees equal to 1.00% of the Facilities, or approximately $5 million. These fees are included within the related balances of debt and deferred financing fees as of June 30, 2023. The Company evaluated the amendments to the Credit Agreement entered into during the second quarter of 2023, and determined that there were no provisions requiring bifurcation and treatment as a derivative, and that the transaction constituted a modification rather than an extinguishment.

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Interest Rate Swap Agreements

In January 2019, we entered into a business combination contingent interest rate swap in a notional amount of $200.0 million (the “January 2019 Swap”) to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility. The January 2019 Swap economically converts a portion of the variable rate debt to fixed rate debt. In September 2019, we amended the January 2019 Swap to extend its term to mature on June 1, 2023 and lower the rate to 2.31% (the “Amended January 2019 Swap”). We concurrently entered into an incremental $50.0 million notional swap at 1.5%, which matured on June 1, 2023 (the “September 2019 Swap”). We designated both the Amended January 2019 Swap and the September 2019 Swap as cash flow hedges and applied hedge accounting. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

In March 2020, the Amended January 2019 Swap was further amended to lower the rate to 2.1% and extend the maturity to June 1, 2024 (the “Second Amended January 2019 Swap”). We designated the Second Amended January 2019 Swap as a cash flow hedge and applied hedge accounting.

A summary of our interest rate swaps is as follows:

Interest Rate Swap Agreements	Designation	Maturity Date	Rate	Notional Value	Debt Instrument Hedged	Percentage of Debt Instrument Outstanding
June 30, 2023
Second Amended January 2019 Swap	Cash flow hedge	June 1, 2024	2.09%	200.0	First Lien Dollar Term Facility	79%
				$200.0		79%
December 31, 2022
September 2019 Swap	Cash flow hedge	June 1, 2023	1.50%	$50.0	First Lien Dollar Term Facility	20%
Second Amended January 2019 Swap	Cash flow hedge	June 1, 2024	2.09%	200.0	First Lien Dollar Term Facility	80%
				$250.0		100%

The Second Amended January 2019 Swap contains an insignificant financing element that is amortized over the term of the hedging relationship.

As of June 30, 2023, we anticipate having to reclassify $6.3 million from accumulated other comprehensive income into earnings during the next twelve months to offset the variability of the hedged items during this period.

Cross Currency Swap Agreements

In November 2022, we entered into a fixed-to-fixed cross-currency rate swap contract between the Euro and U.S. dollar to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates and that we designated as a hedge and accounted for as a net investment hedge (the “November 2022 Swap”). At the spot exchange rate of 1.0205, we converted notional amounts of approximately $80.0 million at 5.84% for €78.4 million at 3.95%. The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period, with changes in fair value recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss). Components of the November 2022 Swap excluded from the assessment of effectiveness are amortized

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

out of accumulated other comprehensive income (loss) and into interest expense over the life of the November 2022 Swap to maturity on June 1, 2024.

In April and July 2022, we terminated our previously outstanding February 2022 and April 2022 cross-currency swaps, respectively, resulting in a cash inflow of approximately $2.8 million and approximately $5.1 million, respectively, which was recorded within other comprehensive income in 2022.

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

		Assets (Liabilities)
	Balance Sheet Classification	June 30, 2023	December 31, 2022
Interest Rate Swap Agreements
Designated as cash flow hedges	Prepaid expenses and other current assets	$6.3	$6.3
Designated as cash flow hedges	Other assets	-	1.8
		$6.3	$8.1
Designated as cash flow hedges	Accrued liabilities and other current liabilities	$(0.4)	$-
Cross-Currency Swap Agreement
Designated as net investment hedge	Derivative instruments	$(5.4)	$(3.7)
		$(5.4)	$(3.7)

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statements of operations. The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total interest expense presented in the statement of operations	$5.9	$4.9	$11.6	$9.9
Interest rate swap agreements designated as cash flow hedges	(2.0)	0.6	(3.8)	1.6
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$(0.4)	$(0.5)	$(0.7)	$(0.8)

Note 9 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net loss. The components of accumulated other comprehensive income (loss) at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(5.5)	$-	$(5.5)
Unrealized gain (loss) on interest rate swaps	7.9	(1.7)	6.2
Unrealized gain (loss) on cross-currency swap	(5.5)	1.4	(4.1)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Total	$6.9	$(2.7)	$4.2

	December 31, 2022
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(8.0)	$-	$(8.0)
Unrealized gain (loss) on interest rate swaps	11.0	(2.4)	8.6
Unrealized gain (loss) on cross-currency swap	(3.9)	0.9	(3.0)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Total	$9.1	$(3.9)	$5.2

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents the changes in accumulated other comprehensive income (loss) by component:

	Six Months Ended June 30, 2023
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross-currency swap	Realized gain (loss) on cross-currency swap	Total
Beginning balance	$(8.0)	$8.6	$(3.0)	$7.6	$5.2
Other comprehensive income (loss) before reclassifications	2.5	(7.0)	(2.2)	-	(6.7)
Amounts reclassified from accumulated other comprehensive income (loss)	-	4.6	1.1	-	5.7
Ending balance	$(5.5)	$6.2	$(4.1)	$7.6	$4.2

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of June 30, 2023 and December 31, 2022.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of June 30, 2023 and December 31, 2022:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2023
Money market fund	$19.1	$19.1	$-	$-
Current and long-term debt	404.8	-	390.1	-
Interest rate swap agreements	5.9	-	5.9	-
Cross-currency swap agreement	5.4	-	5.4	-

December 31, 2022
Money market fund	$30.5	$30.5	$-	$-
Current and long-term debt	396.9	-	388.7	-
Interest rate swap agreements	8.1	-	8.1	-
Cross-currency swap agreement	$3.7	$-	$3.7	$-

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

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective tax rate	(15.5)%	19.1%	11.1%	21.1%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to a tax expense of $0.1 million and $1.2 million related to stock-based compensation shortfall recognized for the three and six months ended June 30, 2023, respectively. The effective tax rate is less than the U.S. federal statutory rate due primarily to stock-based compensation adjustments.

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

In the first quarter of 2023, we commenced a 15-year operating lease for our new regional headquarters in Eygelshoven, the Netherlands. We recorded an operating right-of-use asset and corresponding operating lease liabilities of approximately €13.8 million (equivalent to approximately $14.8 million). This facility is used for both administrative and production purposes. In the third quarter of 2023, we commenced a 10-year operating lease for our Shelton, Connecticut facility, which we use for administrative purposes. This lease requires annual lease payments of approximately $1.0 million.

Operating leases and finance leases are included in the condensed consolidated balance sheets as follows:

	Classification	June 30, 2023	December 31, 2022
Lease assets
Operating lease right-of-use assets, net	Assets	$21.2	$6.0
Finance lease right of use assets, net	Property, plant, and equipment, net	1.5	1.4
Total lease assets		$22.7	$7.4
Lease liabilities
Operating lease liabilities, current	Current liabilities	$2.7	$2.0
Operating lease liabilities, non-current	Non-current liabilities	18.6	4.0
Finance lease liabilities, current	Current portion of long-term debt	0.8	0.7
Finance lease liabilities, non-current	Long-term debt	0.8	0.8
Total lease liabilities		$22.9	$7.5

The components of lease costs, which are included in income from operations in our condensed consolidated statements of operations and comprehensive income (loss), were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating leases
Operating lease costs	$1.2	$0.7	$2.2	$1.5
Variable lease costs	-	0.1	0.1	0.1
Short-term lease costs	-	-	0.2	-
Total operating lease costs	$1.2	$0.8	$2.5	$1.6
Finance leases
Amortization of right-of-use asset	$0.2	$0.2	$0.4	$0.3
Total finance lease costs	$0.2	$0.2	$0.4	$0.3

Maturities of lease liabilities as of June 30, 2023 are as follows:

	Operating	Finance	Total
2023	$2.3	$0.5	$2.8
2024	4.2	0.7	4.9
2025	4.1	0.4	4.5
2026	2.7	0.1	2.8
2027	2.1	-	2.1
2028 and Thereafter	19.6	-	19.6
Total lease payments	35.0	1.7	36.7
Less lease interest	(13.7)	(0.1)	(13.8)
Total lease liabilities	$21.3	$1.6	$22.9

Additional information related to leases is presented as follows:

	June 30, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term	11.3 years	3.3 years
Weighted average discount rate	9.5%	5.4%
Finance leases
Weighted average remaining lease term	2.4 years	2.5 years
Weighted average discount rate	5.5%	3.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.3	$0.7	$2.3	$1.4
Financing cash flows from finance leases	0.2	0.2	0.4	0.4
Total cash paid	$1.5	$0.9	$2.7	$1.8

Leased assets obtained in exchange for new operating lease liabilities	$0.2	$-	$18.2	$-
Leased assets obtained in exchange for new finance lease liabilities	0.2	0.2	0.3	0.3
Right-of-use assets obtained in exchange for lease liabilities	$0.4	$0.2	$18.5	$0.3

As previously noted, our machine lease revenue is accounted for under ASC 842 and is recognized on a straight-line basis over the terms of the agreements with customers, which have durations of less than one year.
Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and six months ended June 30, 2023.

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

The table below summarizes certain data for our stock-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$(9.5)	$5.3	$(6.7)	$14.1
Tax (expense) benefit for stock-based compensation	(2.4)	0.5	(1.7)	0.8
Stock-based compensation expense, net of tax	$(7.1)	$5.8	$(5.0)	$14.9

The Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time, the “2019 Plan”) rewards employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. The 2019 Plan is an omnibus plan that may provide these incentives through grants of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU” or “RSUs”), performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company.

As of June 30, 2023, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(7,998,871)
Awards forfeited	1,588,504
Available for future awards	6,707,688

Awards vested	2,690,199

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

In 2021, certain executive officers and key employees received a special long-term incentive PRSU award (the “2021 LTIP PRSUs”). The 2021 LTIP PRSUs are generally eligible to be earned based on performance against pre-established performance metrics during our 2023, 2024 and 2025 fiscal years. One-third of the 2021 LTIP PRSUs are eligible to be earned and vest on each of January 1, 2024, January 1, 2025, and January 1, 2026 based on the achievement of performance goals during the one-year period immediately preceding the vesting date (each such one-year period, a “2021 LTIP PRSU Measurement Period”), subject to continued employment on each such vesting date. The number of PRSUs eligible to be earned in respect of each such 2021 LTIP PRSU Measurement Period will be equal to one-third of the target number of PRSUs multiplied by a percentage that corresponds to the level of achievement of our performance goals. The awards are variable in that the PRSUs earned could range from 0% to 300% of the target number of PRSUs granted contingent on the performance level attained.

As appropriate, the Company evaluates both its long- and short-term operating plan, and, as part of that evaluation, the likelihood of attaining performance criteria related to management’s variable compensation arrangements. During the second quarter of 2023, management’s assessment of the Company’s attainment of certain performance metrics primarily related to the 2021 LTIP PRSUs resulted in a reduction in expense of approximately $13.0 million which was recorded in the second quarter of 2023 to stock-based compensation expense, which is included within Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.

The fair value of our PRSUs is determined on the grant date. Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions.

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2022	351,945	$15.78	2,560,551	$23.52
Granted	30,329	5.85	1,363,732	6.11
Vested	(113,536)	26.10	(435,219)	18.38
Forfeited	(10,751)	27.66	(243,603)	20.53
Outstanding at June 30, 2023	257,987	$9.58	3,245,461	$17.12

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	51,240	$11.72
Granted	248,764	3.52
Vested	(83,284)	9.31
Balance at June 30, 2023	216,720	$3.23

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

As of June 30, 2023, we have not issued any instruments that are considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(2.1)	$(11.3)	$(14.5)	$(25.4)
Net loss attributable to common stockholders for basic and diluted EPS	$(2.1)	$(11.3)	$(14.5)	$(25.4)

Denominator:
Basic and diluted weighted average common shares outstanding	82,432,158	81,943,235	82,285,291	81,759,372
Loss per share attributable to common stockholders
Basic	$(0.03)	$(0.14)	$(0.18)	$(0.31)
Diluted	$(0.03)	$(0.14)	$(0.18)	$(0.31)

Two-class method:
Class A Common Stock
Basic and diluted weighted average common shares outstanding	79,511,059	79,022,136	79,364,192	78,838,273
Proportionate share of net loss	$(2.0)	$(10.9)	$(14.0)	$(24.5)
Class A – basic earnings (loss) per share	$(0.03)	$(0.14)	$(0.18)	$(0.31)
Class A – diluted earnings (loss) per share	$(0.03)	$(0.14)	$(0.18)	$(0.31)
Class C Common Stock
Basic and diluted weighted average common shares outstanding	2,921,099	2,921,099	2,921,099	2,921,099
Proportionate share of net loss	$(0.10)	$(0.40)	$(0.50)	$(0.90)
Class C – basic earnings (loss) per share	$(0.03)	$(0.14)	$(0.17)	$(0.31)
Class C – diluted earnings (loss) per share	$(0.03)	$(0.14)	$(0.17)	$(0.31)

The dilutive effect of 0.6 million and 0.3 million shares in the three months ended June 30, 2023 and 2022, respectively, and 0.5 million and 0.9 million shares in the six months ended June 30, 2023 and 2022, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs and PRSUs	3,596,470	3,128,260	3,130,212	3,094,946
Total antidilutive securities	3,596,470	3,128,260	3,130,212	3,094,946

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 16 — Transactions with Related Parties

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement were not material for the second quarter of 2023 and 2022. Total fees under the agreement amounted to approximately $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 18 — Assets Held for Sale

In 2021, we entered into a build-to-suit lease agreement for a new European regional headquarters and manufacturing facility in Eygelshoven, The Netherlands (the “New Facility”). We completed the construction and occupation of the New Facility in the second quarter of 2023. We own the existing European headquarters and manufacturing facility in Heerlen, The Netherlands. On June 27, 2023, we entered into a definitive agreement to divest our building and land located in Heerlen, The Netherlands at a sale price of $2.9 million, which is classified as Prepaid and other current assets on the condensed consolidated balance sheet as of June 30, 2023. The sale is expected to occur in the third quarter of 2023.

The carrying values of the building and land classified as held for sale in our consolidated balance sheet as of June 30, 2023, were $1.5 million for the building and $1.6 million for the land. Upon classification as held for sale, we recognized a total loss before income tax on the sale of $0.2 million within Other operating expenses in the consolidated statements of operations. No selling costs were incurred.

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
•
our reliance on third party suppliers;
•
the impact of Russia's invasion of Ukraine;
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

As of June 30, 2023, we had an installed base of approximately 140.7 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $163.1 million and $169.3 million in the six months ended June 30, 2023 and 2022, respectively.

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

PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems by product line as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	35.0	35.2	(0.2)	(0.6)
Void-Fill machines	83.3	80.0	3.3	4.1
Wrapping machines	22.4	21.3	1.1	5.2
Total	140.7	136.5	4.2	3.1

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

Inflationary Pressures and Other Costs. We have continued to experience inflationary pressures in 2023, which have adversely impacted some of our end-users, such as automotive companies; distributors; electronic manufacturers; machinery manufacturers; home goods manufacturers; e-commerce and mail order fulfillment firms; and other end-users that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. In 2022, inflationary pressures increased the costs of paper as well as shipping and logistics, energy and wages, among other costs. The conflict in Ukraine caused certain headwinds, including (i) increased energy costs, particularly in Europe; (ii) shipping variabilities due to truck driver shortages and (iii) increased shipping times for paper products sourced from Russian paper mills, in addition to increased paper costs discussed above. Higher costs due to inflation and the conflict in Ukraine during 2023 and 2022 were partially offset by price increases, which mitigated the impact on our operating results. However, our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for net revenue, an unwillingness by our customers to accept price increase or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated increases in interest rates and borrowing costs may also impact the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows as well as our end-users.

Results of Operations

The following tables set forth our results of operations for the three and six months ended June 30, 2023 and 2022 with line items presented in millions of dollars.

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

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three and six months ended June 30, 2023 and 2022. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and six months ended June 30, 2023 and 2022.

Comparison of Second Quarter of 2023 to Second Quarter of 2022

	Three Months Ended June 30,
	2023	% Net revenue	2022	% Net revenue
Net revenue	$81.9	―	$86.8	―
Cost of goods sold	51.7	63.1	58.5	67.4
Gross profit	30.2	36.9	28.3	32.6
Selling, general and administrative expenses	16.3	19.9	30.3	34.9
Depreciation and amortization expense	8.1	9.9	8.0	9.2
Other operating expense, net	1.4	1.7	1.4	1.6
Income (loss) from operations	4.4	5.4	(11.4)	(13.1)
Interest expense	5.9	7.2	4.9	5.6
Foreign currency gain	0.7	0.9	(2.3)	(2.6)
Other non-operating income, net	(0.4)	(0.5)	-	-
Loss before income tax benefit	(1.8)	(2.2)	(14.0)	(16.1)
Income tax benefit	0.3	0.4	(2.7)	(3.1)
Net loss	$(2.1)	(2.6)	$(11.3)	(13.0)

Non-GAAP
EBITDA	$20.8		$8.7
AEBITDA (Constant Currency)	$19.0		$18.2

Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the second quarter of 2023 and 2022 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Three Months Ended June 30,
	2023	% Net revenue	2022	% Net revenue
North America	$32.2	39.3	$34.3	39.5
Europe/Asia	49.7	60.7	52.5	60.5
Net revenue	$81.9	100.0	$86.8	100.0

Cushioning machines	$36.6	44.7	$38.2	44.0
Void-Fill machines	31.1	38.0	34.3	39.5
Wrapping machines	8.4	10.2	10.2	11.8
Other	5.8	7.1	4.1	4.7
Net revenue	$81.9	100.0	$86.8	100.0

	Non-GAAP Constant Currency
	Three Months Ended June 30,
	2023	% Net revenue	2022	% Net revenue	$ Change	% Change
North America	$32.2	38.1	$34.3	37.7	$(2.1)	(6.1)
Europe/Asia	52.4	61.9	56.7	62.3	(4.3)	(7.6)
Net revenue	$84.6	100.0	$91.0	100.0	$(6.4)	(7.0)

Cushioning machines	$38.0	44.9	$40.3	44.3	$(2.3)	(5.7)
Void-Fill machines	31.9	37.7	35.6	39.1	(3.7)	(10.4)
Wrapping machines	8.7	10.3	10.5	11.5	(1.8)	(17.1)
Other	6.0	7.1	4.6	5.1	1.4	30.4
Net revenue	$84.6	100.0	$91.0	100.0	$(6.4)	(7.0)

Net revenue for the second quarter of 2023 was $81.9 million compared to net revenue of $86.8 million in the second quarter of 2022, a decrease of $4.9 million or 5.6% year over year. Net revenue was negatively impacted by decreases in cushioning, void-fill and wrapping, partially offset by increases in other products. Currency rates contributed a benefit of 1.3%, though revenue was negatively affected by lower economic activity, the impact inflationary pressures are having on consumer and corporate budgets, and increased business sponsoring costs. Cushioning decreased $1.6 million, or 4.2%, to $36.6 million from $38.2 million; void-fill decreased $3.2 million, or 9.3%, to $31.1 million from $34.3 million; wrapping decreased $1.8 million, or 17.6%, to $8.4 million from $10.2 million; and other sales increased $1.7 million, or 41.5%, to $5.8 million from $4.1 million for the second quarter of 2023 compared to the second quarter of 2022. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The decrease in net revenue is quantified by a decrease in the volume of sales of our paper consumable products of approximately 8.7 percentage points (“pp”) and a 0.1 pp decrease in the price or mix of our paper consumable products, partially offset by an increase of 2.0 pp in sales of automated box sizing equipment. Constant currency net revenue was $84.6 million for the second quarter of 2023, a 7.0% decrease from constant currency net revenue of $91.0 million for the second quarter of 2022.

Net revenue in North America for the second quarter of 2023 totaled $32.2 million compared to net revenue in North America of $34.3 million in the second quarter of 2022. The decrease of $2.1 million, or 6.1%, was primarily attributable to decreases in wrapping, void-fill, and cushioning, partially offset by an increase in other sales.

Net revenue in Europe/Asia for the second quarter of 2023 totaled $49.7 million compared to net revenue in Europe/Asia of $52.5 million in the second quarter of 2022. The decrease of $2.8 million, or 5.3%, was driven by lower void-fill and cushioning, partially offset by increases in other sales and wrapping. Constant currency net revenue in Europe/Asia was $52.4 million for the second quarter of 2023, a $4.3 million, or 7.6%, decrease from constant currency net revenue of $56.7 million for the second quarter of 2022.

Cost of Goods Sold

Cost of goods sold for the second quarter of 2023 totaled $51.7 million, a decrease of $6.8 million, or 11.6%, compared to $58.5 million in the second quarter of 2022. The change was primarily due to lower input costs and a decrease in leased machines depreciation of $1.4 million over the prior year, as well as currency headwinds. Currency rate fluctuations accounted for approximately 1.2% of the decrease over prior year. Paper pricing decreased which provided relief in the first and second quarters of 2023 compared to the inflationary pressures in 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the second quarter of 2023 was $16.3 million, a decrease of $14.0 million, or 46.2%, from $30.3 million in the second quarter of 2022. The change in SG&A was primarily due to a $13.0 million decrease in stock compensation expense, primarily related to reductions in expense associated with the 2021 LTIP PRSUs. Additionally, currency rate fluctuations accounted for approximately 0.7% of the decrease over prior year.

Depreciation and Amortization

Depreciation and amortization expenses for the second quarter of 2023 were $8.1 million, an increase of $0.1 million, or 1.3%, from $8.0 million in the second quarter of 2022 primarily due to an increase in depreciation of building improvements. Additionally, currency rate fluctuations accounted for approximately 1.3% of a benefit over prior year.

Other Operating Expense, Net

Other operating expense, net for the second quarter of 2023 was $1.4 million, unchanged from expense of $1.4 million in the second quarter of 2022.

Interest Expense

Interest expense for the second quarter of 2023 was $5.9 million, an increase of $1.0 million, or 20.4%, from $4.9 million in the second quarter of 2022. The change was due to increases in interest rates associated with our first lien credit facilities during the second quarter of 2023 compared to the second quarter of 2022.

Foreign Currency (Gain) Loss

Foreign currency loss for the second quarter of 2023 was $0.7 million, a change of $3.0 million, or 130.4%, from foreign currency gain of $2.3 million in the second quarter of 2022 due to the volatility in Euro exchange rates compared to USD.

Other Non-Operating Income, Net

Other non-operating income, net for the second quarter of 2023 was $0.4 million and represents the unrealized gain on our investment in a money market fund. Other non-operating income, net was not material for the second quarter of 2022.

Income Tax Expense (Benefit)

Income tax expense for the second quarter of 2023 was $0.3 million, or an effective tax rate of (15.5)%. Income tax benefit was $2.7 million in the second quarter of 2022, or an effective tax rate of 19.1%. The fluctuation in the effective tax rate between periods was primarily attributable to a tax expense of $0.1 million related to stock-based compensation shortfall recognized for the three months ended June 30, 2023. The effective tax rate is less than the U.S. federal statutory rate due primarily to stock-based compensation adjustments.

Net Loss

Net loss for the second quarter of 2023 decreased $9.2 million to $2.1 million from a net loss of $11.3 million in the second quarter of 2022. The change was due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for the second quarter of 2023 was $20.8 million, an increase of $12.1 million, or 139.1%, compared to $8.7 million in the second quarter of 2022. Adjusting for one-time costs, AEBITDA for the second quarter of 2023 and 2022 totaled $19.0 million and $18.2 million, respectively, an increase of $0.8 million, or 4.4%.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	% Net revenue	2022	% Net revenue
Net revenue	$163.1	―	$169.3	―
Cost of goods sold	105.4	64.6	116.4	68.8
Gross profit	57.7	35.4	52.9	31.2
Selling, general and administrative expenses	43.5	26.7	60.0	35.4
Depreciation and amortization expense	16.1	9.9	16.2	9.6
Other operating expense, net	2.6	1.6	1.9	1.1
Loss from operations	(4.5)	(2.8)	(25.2)	(14.9)
Interest expense	11.6	7.1	9.9	5.8
Foreign currency (gain) loss	0.9	0.6	(2.9)	(1.7)
Other non-operating income, net	(0.7)	(0.4)	-	-
Loss before income tax benefit	(16.3)	(10.0)	(32.2)	(19.0)
Income tax benefit	(1.8)	(1.1)	(6.8)	(4.0)
Net loss	$(14.5)	(8.9)	$(25.4)	(15.0)

Non-GAAP
EBITDA	$28.3		$14.3
AEBITDA (Constant Currency)	$34.1		$37.3

Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the six months ended June 30, 2023 and 2022 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Six Months Ended June 30,
	2023	% Net revenue	2022	% Net revenue
North America	$63.3	38.8	$65.2	38.5
Europe/Asia	99.8	61.2	104.1	61.5
Net revenue	$163.1	100.0	$169.3	100.0

Cushioning machines	$74.2	45.5	$73.8	43.6
Void-Fill machines	61.3	37.6	66.1	39.0
Wrapping machines	17.7	10.8	21.2	12.5
Other	9.9	6.1	8.2	4.9
Net revenue	$163.1	100.0	$169.3	100.0

	Non-GAAP Constant Currency
	Six Months Ended June 30,
	2023	% Net revenue	2022	% Net revenue	$ Change	% Change
North America	$63.3	37.4	$65.2	37.3	$(1.9)	(2.9)
Europe/Asia	106.1	62.6	109.7	62.7	(3.6)	(3.3)
Net revenue	$169.4	100.0	$174.9	100.0	$(5.5)	(3.1)

Cushioning machines	$77.5	45.7	$76.6	43.8	$0.9	1.2
Void-Fill machines	63.2	37.3	67.9	38.8	(4.7)	(6.9)
Wrapping machines	18.3	10.8	21.6	12.3	(3.3)	(15.3)
Other	10.4	6.2	8.8	5.1	1.6	18.2
Net revenue	$169.4	100.0	$174.9	100.0	$(5.5)	(3.1)

Net revenue for the six months ended June 30, 2023 was $163.1 million compared to net revenue of $169.3 million in the six months ended June 30, 2022, a decrease of $6.2 million or 3.7% year over year. Net revenue was negatively impacted by decreases in void-fill and wrapping, partially offset by increases in cushioning and other products. In addition to currency headwinds, which contributed 0.6% of pressure, revenue was negatively affected by lower economic activity, the impact inflationary pressures are having on consumer and corporate budgets, and increased business sponsoring costs. Cushioning increased $0.4 million, or 0.5%, to $74.2 million from $73.8 million; void-fill decreased $4.8 million, or 7.3%, to $61.3 million from $66.1 million; wrapping decreased $3.5 million, or 16.5%, to $17.7 million from $21.2 million; and other sales increased $1.7 million, or 20.7%, to $9.9 million from $8.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The decrease in net revenue is quantified by a decrease in the volume of sales of our paper consumable products of approximately 6.4 percentage points (“pp”), partially offset by a 2.4 pp increase in the price or mix of our paper consumable products, and an increase of 1.0 pp in sales of automated box sizing equipment. Constant currency net revenue was $169.4 million for the six months ended June 30, 2023, a 3.1% decrease from constant currency net revenue of $174.9 million for the six months ended June 30, 2022.

Net revenue in North America for the six months ended June 30, 2023 totaled $63.3 million compared to net revenue in North America of $65.2 million in the six months ended June 30, 2022. The decrease of $1.9 million, or 2.9%, was primarily attributable to decreases in wrapping sales and void-fill, partially offset by increases in other sales.

Net revenue in Europe/Asia for the six months ended June 30, 2023 totaled $99.8 million compared to net revenue in Europe/Asia of $104.1 million in the six months ended June 30, 2022. The decrease of $4.3 million, or 4.1%, was driven by lower void-fill, wrapping, and other sales, as well as currency headwinds, partially offset by increases in cushioning sales. Constant currency net revenue in Europe/Asia was $106.1 million for the six months ended June 30, 2023, a $3.6 million, or 3.3%, decrease from constant currency net revenue of $109.7 million for the six months ended June 30, 2022.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 totaled $105.4 million, a decrease of $11.0 million, or 9.5%, compared to $116.4 million in the six months ended June 30, 2022. The change was primarily due to lower input costs and depreciation over the prior year. Additionally, currency rate fluctuations accounted for approximately 0.6% of the decrease over prior year. Paper pricing decreased which provided relief in the first half of 2023 compared to the inflationary pressures in 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the six months ended June 30, 2023 was $43.5 million, a decrease of $16.5 million, or 27.5%, from $60.0 million in the six months ended June 30, 2022. The change in SG&A was primarily due to a decrease in stock compensation expense, primarily related to reductions in expense associated with the 2021 LTIP PRSUs. Additionally, currency rate fluctuations accounted for approximately 0.3% of the decrease over prior year.

Depreciation and Amortization

Depreciation and amortization expenses for the six months ended June 30, 2023 were $16.1 million, a decrease of $0.1 million, or 0.6%, from $16.2 million in the six months ended June 30, 2022 primarily due to a decrease in depreciation of computer software. Additionally, currency rate fluctuations accounted for approximately 0.6% of the decrease over prior year.

Other Operating Expense, Net

Other operating expense, net for the six months ended June 30, 2023 was $2.6 million, an increase of $0.7 million from expense of $1.9 million in the six months ended June 30, 2022. The increase in other operating expense, net was primarily due to an increase in research and development costs.

Interest Expense

Interest expense for the six months ended June 30, 2023 was $11.6 million, an increase of $1.7 million, or 17.2%, from $9.9 million in the six months ended June 30, 2022. The change was due to increases in interest rates associated with our first lien credit facilities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Foreign Currency (Gain) Loss

Foreign currency loss for the six months ended June 30, 2023 was $0.9 million, a change of $3.8 million, or 131.0%, from foreign currency gain of $2.9 million in the six months ended June 30, 2022 due to the volatility in Euro exchange rates compared to USD.

Other Non-Operating Income, Net

Other non-operating income, net for the six months ended June 30, 2023 was $0.7 million and represents the unrealized gain on our investment in a money market fund. Other non-operating income, net was not material for the six months ended June 30, 2022.

Income Tax Expense (Benefit)

Income tax benefit for the six months ended June 30, 2023 was $1.8 million, or an effective tax rate of 11.1%. Income tax benefit was $6.8 million in the six months ended June 30, 2022, or an effective tax rate of 21.1%. The fluctuation in the effective tax rate between periods was primarily attributable to a tax expense of $1.2 million related to stock-based compensation shortfall recognized for the six months ended June 30, 2023. The effective tax rate is less than the U.S. federal statutory rate due primarily to stock-based compensation adjustments.

Net Loss

Net loss for the six months ended June 30, 2023 decreased $10.9 million to $14.5 million from a net loss of $25.4 million in the six months ended June 30, 2022. The change was due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for the six months ended June 30, 2023 was $28.3 million, an increase of $14.0 million, or 97.9%, compared to $14.3 million in the six months ended June 30, 2022. Adjusting for one-time costs, AEBITDA for the six months ended June 30, 2023 and 2022 totaled $34.1 million and $37.3 million, respectively, a decrease of $3.2 million, or 8.6%.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenue	$81.9	$86.8	$(4.9)	(5.6)
Cost of goods sold	51.7	58.5	(6.8)	(11.6)
Gross profit	30.2	28.3	1.9	6.7
Selling, general and administrative expenses	16.3	30.3	(14.0)	(46.2)
Depreciation and amortization expense	8.1	8.0	0.1	1.3
Other operating expense, net	1.4	1.4	-	-
Income (loss) from operations	4.4	(11.4)	15.8	(138.6)
Interest expense	5.9	4.9	1.0	20.4
Foreign currency gain	0.7	(2.3)	3.0	(130.4)
Other non-operating income, net	(0.4)	-	(0.4)	―
Loss before income tax benefit	(1.8)	(14.0)	12.2	(87.1)
Income tax expense (benefit)	0.3	(2.7)	3.0	(111.1)
Net loss	(2.1)	(11.3)	9.2	(81.4)

Depreciation and amortization expense – COS	8.6	9.8	(1.2)	(12.2)
Depreciation and amortization expense – D&A	8.1	8.0	0.1	1.3
Interest expense	5.9	4.9	1.0	20.4
Income tax expense (benefit)	0.3	(2.7)	3.0	(111.1)
EBITDA(1)	20.8	8.7	12.1	139.1

Adjustments(2):
Unrealized (gain) loss translation	0.6	(2.3)	2.9	(126.1)
Non-cash impairment losses	0.5	0.2	0.3	150.0
M&A, restructuring, severance	1.3	1.1	0.2	18.2
Amortization of restricted stock units	(9.5)	5.3	(14.8)	(279.2)
Amortization of cloud-based software implementation costs(3)	0.8	0.7	0.1	14.3
Cloud-based software implementation costs	1.2	2.3	(1.1)	(47.8)
SOX remediation costs	2.4	-	2.4	―
Other adjustments	0.1	1.3	(1.2)	(92.3)
Constant currency	0.8	0.9	(0.1)	(11.1)
Constant Currency AEBITDA(1)	19.0	18.2	0.8	4.4

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenue	$163.1	$169.3	$(6.2)	(3.7)
Cost of goods sold	105.4	116.4	(11.0)	(9.5)
Gross profit	57.7	52.9	4.8	9.1
Selling, general and administrative expenses	43.5	60.0	(16.5)	(27.5)
Depreciation and amortization expense	16.1	16.2	(0.1)	(0.6)
Other operating expense, net	2.6	1.9	0.7	36.8
Income (loss) from operations	(4.5)	(25.2)	20.7	(82.1)
Interest expense	11.6	9.9	1.7	17.2
Foreign currency gain	0.9	(2.9)	3.8	(131.0)
Other non-operating income, net	(0.7)	-	(0.7)	―
Loss before income tax benefit	(16.3)	(32.2)	15.9	(49.4)
Income tax benefit	(1.8)	(6.8)	5.0	(73.5)
Net loss	(14.5)	(25.4)	10.9	(42.9)

Depreciation and amortization expense – COS	16.9	20.4	(3.5)	(17.2)
Depreciation and amortization expense – D&A	16.1	16.2	(0.1)	(0.6)
Interest expense	11.6	9.9	1.7	17.2
Income tax benefit	(1.8)	(6.8)	5.0	(73.5)
EBITDA(1)	28.3	14.3	14.0	97.9

Adjustments(2):
Unrealized gain translation	0.8	(2.9)	3.7	(127.6)
Non-cash impairment losses	0.9	0.2	0.7	350.0
M&A, restructuring, severance	1.5	1.6	(0.1)	(6.3)
Amortization of restricted stock units	(6.7)	14.1	(20.8)	(147.5)
Amortization of cloud-based software implementation costs(3)	1.5	1.4	0.1	7.1
Cloud-based software implementation costs	2.4	4.8	(2.4)	(50.0)
SOX remediation costs	2.4	-	2.4	―
Other adjustments	1.4	2.5	(1.1)	(44.0)
Constant currency	1.6	1.3	0.3	23.1
Constant Currency AEBITDA(1)	34.1	37.3	(3.2)	(8.6)

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

We believe that our cash balances together with borrowing capacity under the revolving portion of the Facilities will provide us with sufficient resources to cover our current requirements. Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of PPS systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. We continue to evaluate our inventory requirements and adjust according to our volume forecasts. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets resulting from the conflict in Ukraine, or other macroeconomic factors could make obtaining new equity or debt financing more difficult or expensive.

We had $53.9 million in cash and cash equivalents as of June 30, 2023 and $62.8 million as of December 31, 2022. Including finance lease liabilities and excluding deferred financing costs, we had $402.9 million in debt, $2.7 million of which was classified as short-term, as of June 30, 2023, compared to $396.9 million in debt, $2.4 million of which was classified as short-term, as of December 31, 2022. At June 30, 2023, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through August 3, 2023.

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

Debt Profile

The material terms of the Facilities are summarized in Note 7, “Long-Term Debt” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2025. As of June 30, 2023 and December 31, 2022, no amounts were outstanding under the Revolving Facility. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or, as of the effectiveness of Amendment No. 2 (as defined below), the SOFR rate, or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of June 30, 2023 and December 31, 2022, was 9.26% and 7.88%, respectively. The interest rate for the First Lien Euro Term Facility as of June 30, 2023 and December 31, 2022, was 7.22% and 5.25%, respectively. Global interest rates have risen meaningfully in 2023 and we expect interest on our Facilities to increase.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of June 30, 2023, we had $1.4 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.6 million.

The Facilities will provide us with the option to increase commitments under the Facilities in an aggregate amount not to exceed the greater of $95.0 million and 100% of Consolidated Adjusted EBITDA (as defined in the definitive documentation with respect to the Facilities) for the four consecutive fiscal quarters most recently ended, plus any voluntary prepayments of the First Lien Term Facility (and, in the case of the Revolving Facility, to the extent such voluntary prepayments are accompanied by permanent commitment reductions under the Revolving Facility), plus unlimited amounts subject to the relevant net leverage ratio tests and certain other conditions.

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$16.6	$(16.3)
Net cash used in investing activities	(25.2)	(23.8)
Net cash used in financing activities	(0.7)	(3.7)
Effect of Exchange Rate Changes on Cash	0.4	(0.9)
Net Decrease in Cash and Cash Equivalents	(8.9)	(44.7)
Cash and Cash Equivalents, beginning of period	62.8	103.9
Cash and Cash Equivalents, end of period	$53.9	$59.2

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities was $16.6 million in the six months ended June 30, 2023. Cash used in operating activities was $16.3 million in the six months ended June 30, 2022. The changes in operating cash flows are largely due to the increases in cash earnings due to decreased input costs and decreased SG&A.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $25.2 million in the six months ended June 30, 2023 and reflects cash used for production of converter equipment and leasehold improvements for our new facilities in Connecticut and The Netherlands. Cash used in investing activities was $23.8 million in the six months ended June 30, 2022 and reflects cash used for production of converter equipment; cash used for the renovation of our global headquarters in Concord, Ohio; and cash used for leasehold improvements for our new facilities in Connecticut and The Netherlands.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $0.7 million in the six months ended June 30, 2023 and reflects debt repayments, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and legal fees paid related to a modification of our debt facilities, partially offset by proceeds received from an equipment financing arrangement. Net cash used in financing activities was $3.7 million in the six months ended June 30, 2022 and reflects debt repayments, payments on finance lease liabilities, and tax payments for withholdings on stock compensation.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

As of June 30, 2023, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets were below their carrying values. As of June 30, 2023, there were no indicators of impairment present for long-lived assets that required us to test for recoverability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $3.0 million impact on our cash interest expense for the six months ended June 30, 2023. We use interest rate swap agreements to manage this exposure.

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

For the six months ended June 30, 2023, net revenue denominated in currencies other than USD amounted to $50.7 million or 61.9% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the six months ended June 30, 2023 to increase or decrease by approximately $10.0 million.

Commodity Price Risk

While our business is significantly impacted by price fluctuations related to the purchase, production and sale of paper products, we are typically not directly exposed to market price fluctuations in paper purchase or sale prices as we historically have negotiated prices with suppliers on an annual basis and negotiate prices with distributors reflecting competitive market terms. Our strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand. However, due to global inflation and other macroeconomic factors, including the conflict in Ukraine, we may be subject to significantly more commodity price volatility than we have historically experienced.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting that are described in the 2022 10-K.

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

The Company anticipates remediating a majority, but not all, of its previously identified material weakness described in the 2022 10-K by the end of calendar year 2023. Progress has been made against Management’s plan to remediate these material weaknesses, but for Management to consider a material weakness remediated the related controls are required to function as anticipated for a minimum period. As the Company is executing its remediation plan in 2023, changes to the timing of remediation activities and delays may be experienced that could delay when the material weakness is considered remediated. Controls may be functioning as expected by the end of 2023 but may not function in its final state for a minimum period in 2023. As part of its remediation plan, Management will put mitigating controls in place to minimize risk associated with any open material weaknesses.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the 2022 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.1

Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019)

10.1

Amendment No. 2, dated April 4, 2023, which amends that certain First Lien Credit Agreement, dated June 3, 2019, among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC, the lenders and issuing banks from time to time party thereto and Goldman Sachs Lending Partners LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on April 4, 2023)

10.2

Amendment No. 3, dated June 5, 2023, which amends that certain First Lien Credit Agreement, dated June 3, 2019, among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC, the lenders and issuing banks from time to time party thereto and Goldman Sachs Lending Partners LLC, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2023)

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

Ranpak Holdings Corp.

Date:	August 3, 2023	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer