Form 10-Q
period 2023-09-30
Ranpak Holdings Corp.
filed 2023-10-31
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 24, 2023, the registrant had 79,684,170 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022

Unaudited Condensed Consolidated Balance Sheets – September 30, 2023 and December 31, 2022

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Paper revenue	$64.8	$62.6	$192.4	$199.0
Machine lease revenue	13.2	11.7	38.7	36.4
Other revenue	4.8	3.5	14.8	11.7
Net revenue	82.8	77.8	245.9	247.1
Cost of goods sold	51.3	53.4	156.7	169.8
Gross profit	31.5	24.4	89.2	77.3
Selling, general and administrative expenses	20.9	26.8	64.4	86.8
Depreciation and amortization expense	8.1	7.8	24.2	24.0
Other operating expense, net	0.9	1.5	3.5	3.4
Income (loss) from operations	1.6	(11.7)	(2.9)	(36.9)
Interest expense	6.8	5.3	18.4	15.2
Foreign currency (gain) loss	(0.7)	(1.2)	0.2	(4.1)
Other non-operating income, net	(0.1)	(4.0)	(0.8)	(4.0)
Loss before income tax expense (benefit)	(4.4)	(11.8)	(20.7)	(44.0)
Income tax expense (benefit)	(1.1)	(3.1)	(2.9)	(9.9)
Net loss	$(3.3)	$(8.7)	$(17.8)	$(34.1)

Two-class method
Loss per share
Basic	$(0.04)	$(0.11)	$(0.22)	$(0.42)
Diluted	$(0.04)	$(0.11)	$(0.22)	$(0.42)
Class A – earnings (loss) per share
Basic	$(0.04)	$(0.11)	$(0.22)	$(0.42)
Diluted	$(0.04)	$(0.11)	$(0.22)	$(0.42)
Class C – earnings (loss) per share
Basic	$(0.03)	$(0.10)	$(0.21)	$(0.41)
Diluted	$(0.03)	$(0.10)	$(0.21)	$(0.41)

Weighted average number of shares outstanding – Class A and C
Basic	82,322,957	81,979,986	82,297,985	81,833,718
Diluted	82,322,957	81,979,986	82,297,985	81,833,718

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(4.6)	$(9.8)	$(2.0)	$(24.3)
Interest rate swap adjustments	(2.2)	3.3	(5.3)	14.1
Cross-currency swap adjustments	2.7	2.7	1.0	7.0
Total other comprehensive income (loss), before tax	(4.1)	(3.8)	(6.3)	(3.2)
Provision (benefit) for income taxes related to other comprehensive income (loss)	0.1	1.5	(1.1)	5.2
Total other comprehensive income (loss), net of tax	(4.2)	(5.3)	(5.2)	(8.4)
Comprehensive loss, net of tax	$(7.5)	$(14.0)	$(23.0)	$(42.5)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$52.1	$62.8
Accounts receivable, net	32.2	33.0
Inventories, net	18.6	25.0
Income tax receivable	3.7	2.1
Prepaid expenses and other current assets	16.8	16.7
Total current assets	123.4	139.6

Property, plant and equipment, net	134.6	124.0
Operating lease right-of-use assets, net	21.8	6.0
Goodwill	445.4	446.7
Intangible assets, net	349.5	372.1
Deferred tax assets	0.6	0.6
Other assets	43.9	44.5
Total assets	$1,119.2	$1,133.5

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$19.7	$24.3
Accrued liabilities and other	18.1	10.6
Current portion of long-term debt	2.3	1.3
Operating lease liabilities, current	3.0	2.0
Deferred revenue	2.8	0.9
Total current liabilities	45.9	39.1

Long-term debt	390.0	391.7
Deferred tax liabilities	78.1	80.8
Derivative instruments	2.7	3.7
Operating lease liabilities, non-current	23.2	4.0
Other liabilities	1.7	1.4
Total liabilities	541.6	520.7

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at September 30, 2023 and December 31, 2022
Shares issued and outstanding: 79,652,315 and 79,086,372 at September 30, 2023 and December 31, 2022, respectively	-	-
Convertible Class C common stock, $0.0001 par, 200,000,000 shares authorized at September 30, 2023 and December 31, 2022
Shares issued and outstanding: 2,921,099 at September 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	692.1	704.3
Accumulated deficit	(114.5)	(96.7)
Accumulated other comprehensive income	-	5.2
Total shareholders' equity	577.6	612.8
Total liabilities and shareholders' equity	$1,119.2	$1,133.5

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	78,482,024	$-	2,921,099	$-	$688.9	$(55.3)	$2.6	$636.2
Stock-based awards vested and distributed	521,719	-	-	-	(2.9)	-	-	(2.9)
Issue Director shares	2,495	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	8.8	-	-	8.8
Net loss	-	-	-	-	-	(14.1)	-	(14.1)
Other comprehensive income	-	-	-	-	-	-	3.4	3.4
Balance at March 31, 2022	79,006,238	$-	2,921,099	$-	$694.8	$(69.4)	$6.0	$631.4
Stock-based awards vested and distributed	-	-	-	-	-	-	-	-
Issue Director shares	32,954	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	5.3	-	-	5.3
Net loss	-	-	-	-	-	(11.3)	-	(11.3)
Other comprehensive loss	-	-	-	-	-	-	(6.5)	(6.5)
Balance at June 30, 2022	79,039,192	$-	2,921,099	$-	$700.1	$(80.7)	$(0.5)	$618.9
Stock-based awards vested and distributed	11,454	-	-	-	-	-	-	-
Issue Director shares	13,395	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	6.7	-	-	6.7
Net loss	-	-	-	-	-	(8.7)	-	(8.7)
Other comprehensive loss	-	-	-	-	-	-	(5.3)	(5.3)
Balance at September 30, 2022	79,064,041	$-	2,921,099	$-	$706.8	$(89.4)	$(5.8)	$611.6

Balance at December 31, 2022	79,086,372	$-	2,921,099	$-	$704.3	$(96.7)	$5.2	$612.8
Stock-based awards vested and distributed	368,153	-	-	-	(0.4)	-	-	(0.4)
Issue Director shares	14,084	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.8	-	-	2.8
Net loss	-	-	-	-	-	(12.4)	-	(12.4)
Other comprehensive income	-	-	-	-	-	-	0.8	0.8
Balance at March 31, 2023	79,468,609	$-	2,921,099	$-	$706.7	$(109.1)	$6.0	$603.6
Stock-based awards vested and distributed	27,931	-	-	-	-	-	-	-
Issue Director shares	51,240	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	(9.5)	-	-	(9.5)
Net loss	-	-	-	-	-	(2.1)	-	(2.1)
Other comprehensive loss	-	-	-	-	-	-	(1.8)	(1.8)
Balance at June 30, 2023	79,547,780	$-	2,921,099	$-	$697.2	$(111.2)	$4.2	$590.2
Stock-based awards vested and distributed	65,830	-	-	-	-	-	-	-
Issue Director shares	38,705	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	(5.1)	-	-	(5.1)
Net loss	-	-	-	-	-	(3.3)	-	(3.3)
Other comprehensive loss	-	-	-	-	-	-	(4.2)	(4.2)
Balance at September 30, 2023	79,652,315	$-	2,921,099	$-	$692.1	$(114.5)	$-	$577.6

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(17.8)	$(34.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49.4	52.8
Amortization of deferred financing costs	1.5	1.1
Loss on disposal of fixed assets	0.8	0.9
Deferred income taxes	(1.5)	(8.2)
Amortization of initial value of interest rate swap	(1.6)	(0.6)
Currency (gain) loss on foreign denominated debt and notes payable	0.2	(3.8)
Amortization of restricted stock units	(11.8)	20.8
Amortization of cloud-based software implementation costs	2.2	2.1
Unrealized gain on investments in small private businesses	-	(3.9)
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(4.1)	(0.2)
(Increase) decrease in inventory	3.3	(1.5)
(Increase) decrease in prepaid expenses and other assets	(1.9)	(3.3)
Increase (decrease) in accounts payable	(1.2)	(4.2)
Increase (decrease) in accrued liabilities	11.3	(4.9)
Change in other assets and liabilities	(5.8)	(22.5)
Net cash provided by (used in) operating activities	23.0	(9.5)

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(17.5)	(23.4)
Other capital expenditures	(17.4)	(10.6)
Total capital expenditures	(34.9)	(34.0)
Cash paid for investments in small private businesses	-	(2.1)
Cash inflow from settlement of net investment hedges	-	10.0
Patent and trademark expenditures	-	(1.0)
Proceeds from sale of plant, property, and equipment	2.9	-
Net cash used in investing activities	(32.0)	(27.1)

Cash Flows from Financing Activities
Proceeds from equipment financing	2.3	-
Financing costs of debt facilities	(1.0)	-
Principal payments on term loans	(1.5)	(1.2)
Payments on finance lease liabilities	(0.7)	(0.6)
Tax payments for withholdings on stock-based awards distributed	(0.5)	(2.5)
Net cash used in financing activities	(1.4)	(4.3)

Effect of Exchange Rate Changes on Cash	(0.3)	(1.7)
Net Decrease in Cash and Cash Equivalents	(10.7)	(42.6)
Cash and Cash Equivalents, beginning of period	62.8	103.9
Cash and Cash Equivalents, end of period	$52.1	$61.3

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2022, 2021, and 2020, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”). The three months ended September 30, 2023 may be further referred to herein as the “third quarter of 2023.” The three months ended September 30, 2022 may be further referred to herein as the “third quarter of 2022.”

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

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks. We are invested in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. Unrealized gains or losses are included in other non-operating expense (income), net and were immaterial in all periods presented. The balance was approximately $19.3 million and $30.5 million at September 30, 2023 and December 31, 2022, respectively. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets. Refer to Note 10, “Fair Value Measurement” for further detail.

Accounts Receivable, net — The components of accounts receivable, net were as follows:

	September 30, 2023	December 31, 2022
Accounts receivable	$32.7	$33.7
Allowance for doubtful accounts	(0.5)	(0.7)
Accounts receivable, net	$32.2	$33.0

At September 30, 2023, one customer’s accounts receivable balance represented 13% of our accounts receivable balance. At December 31, 2022, no customer’s accounts receivable balance exceeded 10.0% of our accounts receivable balance.

Inventories, net — The components of inventories, net were as follows:

	September 30, 2023	December 31, 2022
Raw materials	$10.6	$12.4
Work-in-process	2.3	5.7
Finished goods	5.9	7.2
Total inventories	18.8	25.3
Reserve for obsolescence	(0.2)	(0.3)
Inventories, net	$18.6	$25.0

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	September 30, 2023	December 31, 2022
Land	$2.4	$4.0
Buildings and improvements	11.9	12.9
Leasehold improvements	19.4	0.4
Machinery and equipment	34.9	34.0
Computer and office equipment	12.2	11.5
Converting machines	197.5	182.8
Total property, plant, and equipment	278.3	245.6
Accumulated depreciation	(143.7)	(121.6)
Property, plant, and equipment, net	$134.6	$124.0

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation expense included in	2023	2022	2023	2022
Cost of goods sold	$8.3	$8.3	$25.2	$28.7
Depreciation and amortization expense	0.9	0.7	2.5	2.4
Total depreciation expense	$9.2	$9.0	$27.7	$31.1

Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	September 30, 2023	December 31, 2022
Employee compensation	$4.0	$2.1
Taxes	1.5	3.4
Professional fees	2.9	0.8
Bonus	2.7	0.7
Interest	2.2	1.9
Interest rate swap liability, current portion	0.5	-
Warranty reserve	0.6	0.7
Other	3.7	1.0
Accrued liabilities and other	$18.1	$10.6

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Supplemental cash flow information
Interest paid	$7.3	$4.9	$19.2	$15.2
Income taxes paid	$0.5	$0.3	$2.5	$2.1
Non-cash investing activities
Right-of-use assets obtained in exchange for lease liabilities	$6.1	$0.8	$20.7	$1.1
Capital expenditures in accounts payable	$1.2	$-	$1.2	$0.4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
North America	$34.9	$33.4	$98.2	$98.6
Europe/Asia	47.9	44.4	147.7	148.5
Net revenue	82.8	77.8	245.9	247.1

Segment gross profit
North America	12.8	9.7	32.0	30.6
Europe/Asia	18.7	14.7	57.2	46.7
Gross profit	31.5	24.4	89.2	77.3

Expenses excluded from segment gross profit
Selling, general and administrative expenses	20.9	26.8	64.4	86.8
Depreciation and amortization expense	8.1	7.8	24.2	24.0
Other operating expense, net	0.9	1.5	3.5	3.4
Interest expense	6.8	5.3	18.4	15.2
Foreign currency (gain) loss	(0.7)	(1.2)	0.2	(4.1)
Other non-operating income, net	(0.1)	(4.0)	(0.8)	(4.0)
Loss before income tax expense (benefit)	$(4.4)	$(11.8)	$(20.7)	$(44.0)

Our customers are not concentrated in any specific geographic region. During the nine months ended September 30, 2023 and 2022, no customers exceeded 10% of net revenue.

The following table presents our long-lived assets by geographic region. Refer to Note 12, “Leases” for additional detail on our new leased facility in Eygelshoven, The Netherlands and our new leased facility in Shelton, Connecticut:

	September 30, 2023	December 31, 2022
North America	$79.5	$65.4
Europe/Asia	76.9	64.6
Total long-lived assets	$156.4	$130.0

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

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$-	$-
Revenue recognized in excess of billings	1.7	-
Ending balance	$1.7	$-

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

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$0.9	$3.1
Deferral of revenue	12.2	7.5
Recognition of revenue	(10.3)	(9.0)
Ending balance	$2.8	$1.6

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$28.9	$28.1	$80.8	$82.3
Europe/Asia	40.7	38.0	126.4	128.4
Total paper and other revenue	$69.6	$66.1	$207.2	$210.7
Machine lease revenue	$13.2	$11.7	$38.7	$36.4
Net revenue	$82.8	$77.8	$245.9	$247.1

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

As of September 30, 2023, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived assets were below their carrying values.

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2022	$338.8	$107.9	$446.7
Currency translation	-	(1.3)	(1.3)
Balance at September 30, 2023	$338.8	$106.6	$445.4

Finite-Lived or Amortizable Intangible Assets, net

Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Impairment of Long-Lived Assets

We review our long-lived assets, including amortizable intangible assets; property, plant and equipment; and lease right-of-use assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisal and market values of similar assets. As of September 30, 2023, there were no indicators of impairment present for property, plant and equipment or amortizable intangible assets that required us to test for recoverability.

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$194.2	$(55.8)	$138.4	$195.5	$(46.5)	$149.0
Patented/unpatented technology	171.6	(66.9)	104.7	171.6	(55.0)	116.6
Intellectual property	0.5	(0.3)	0.2	0.5	(0.2)	0.3
Total definite-lived intangible assets	366.3	(123.0)	243.3	367.6	(101.7)	265.9
Trademarks/tradenames with indefinite lives	106.2	-	106.2	106.2	-	106.2
Identifiable intangible assets, net	$472.5	$(123.0)	$349.5	$473.8	$(101.7)	$372.1

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at September 30, 2023:

Year	Amount
2023	$7.2
2024	28.9
2025	28.4
2026	28.0
2027	27.9
Thereafter	122.9
$243.3

Amortization expense was $7.2 million and $7.1 million in the third quarter of 2023 and 2022, respectively. Amortization expense was $21.7 million and $21.7 million in the nine months ended September 30, 2023 and 2022, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of September 30, 2023 and December 31, 2022:

Remaining Weighted-Average Useful Life
	September 30, 2023	December 31, 2022
Customer/distributor relationships	11 years	11 years
Patented/unpatented technology	7 years	8 years
Intellectual property	7 years	7 years
Total identifiable assets, net with definite lives	9 years	10 years

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 7 — Long-Term Debt

In 2019, the Company entered into a First Lien Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), which consists of senior secured credit facilities of a $378.2 million USD-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($152.6 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in June 2026 and the Revolving Facility matures in June 2025. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or, as of the effectiveness of Amendment No. 2 (as defined below), the SOFR rate, or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of September 30, 2023 and December 31, 2022, was 9.43% and 7.88%, respectively. The interest rate for the First Lien Euro Term Facility as of September 30, 2023 and December 31, 2022, was 7.66% and 5.25%, respectively.

As of September 30, 2023 and December 31, 2022, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. As of September 30, 2023, we had $1.3 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.7 million.

Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Dollar Term Facility exit fees payable	2.5	-
First Lien Euro Term Facility	142.2	145.4
First Lien Euro Term Facility exit fees payable	1.4	-
Finance lease liabilities	1.6	1.5
Equipment financing	2.3	-
Deferred financing costs, net	(7.7)	(3.9)
Total debt	$392.3	$393.0
Less: current portion of long-term debt	(1.5)	(0.6)
Less: current portion of finance lease liabilities	(0.8)	(0.7)
Long-term debt	$390.0	$391.7

The Credit Agreement contains customary events of default, representations and warranties, and affirmative and negative covenants, including restrictions on certain of the Company’s subsidiaries’ ability to incur additional debt and liens or undergo certain fundamental changes, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of September 30, 2023. The Credit Agreement also has customary mandatory prepayment provisions, including the requirement for the borrowers under the Credit Agreement to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement.

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

As the Company expects repayment to occur after the Second Exit Payment Date, the Company has recorded fees equal to 1.00% of the Facilities, or approximately $5 million. These fees are included within the related balances of debt and deferred financing fees as of September 30, 2023. The Company evaluated the amendments to the Credit Agreement entered into during the second quarter of 2023, and determined that there were no provisions requiring bifurcation and treatment as a derivative, and that the transaction constituted a modification rather than an extinguishment.

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

A summary of our interest rate swaps is as follows:

Interest Rate Swap Agreements	Designation	Maturity Date	Rate	Notional Value	Debt Instrument Hedged	Percentage of Debt Instrument Outstanding
September 30, 2023
Second Amended January 2019 Swap	Cash flow hedge	June 1, 2024	2.12%	200.0	First Lien Dollar Term Facility	80%
				$200.0		80%
December 31, 2022
September 2019 Swap	Cash flow hedge	June 1, 2023	1.50%	$50.0	First Lien Dollar Term Facility	20%
Second Amended January 2019 Swap	Cash flow hedge	June 1, 2024	2.09%	200.0	First Lien Dollar Term Facility	80%
				$250.0		100%

The Second Amended January 2019 Swap contains an insignificant financing element that is amortized over the term of the hedging relationship.

As of September 30, 2023, we anticipate having to reclassify $5.1 million from accumulated other comprehensive income into earnings during the next twelve months to offset the variability of the hedged items during this period.

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

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

		Assets (Liabilities)
	Balance Sheet Classification	September 30, 2023	December 31, 2022
Interest Rate Swap Agreements
Designated as cash flow hedges	Prepaid expenses and other current assets	$5.1	$6.3
Designated as cash flow hedges	Other assets	-	1.8
Designated as cash flow hedges	Accrued liabilities and other current liabilities	(0.5)	-
		$4.6	$8.1
Cross-Currency Swap Agreement
Designated as net investment hedge	Derivative instruments	$(2.7)	$(3.7)
		$(2.7)	$(3.7)

The following table presents the effect of our derivative financial instruments on our unaudited condensed consolidated statements of operations. The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total interest expense presented in the statement of operations	$6.8	$5.3	$18.4	$15.2
Interest rate swap agreements designated as cash flow hedges	$(2.4)	$(0.4)	$(6.2)	$1.2
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$(0.3)	$(0.2)	$(1.0)	$(1.0)

Note 9 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the unaudited condensed consolidated statements of equity that reports our cumulative income (loss) that has not been reported as part of net loss. The components of accumulated other comprehensive income (loss) at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(10.0)	$-	$(10.0)
Unrealized gain (loss) on interest rate swaps	5.6	(1.0)	4.6
Unrealized gain (loss) on cross-currency swap	(2.8)	0.6	(2.2)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Total	$2.8	$(2.8)	$-

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	December 31, 2022
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation	$(8.0)	$-	$(8.0)
Unrealized gain (loss) on interest rate swaps	11.0	(2.4)	8.6
Unrealized gain (loss) on cross-currency swap	(3.9)	0.9	(3.0)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Total	$9.1	$(3.9)	$5.2

The following table presents the changes in accumulated other comprehensive income (loss) by component:

	Nine Months Ended September 30, 2023
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Unrealized gain (loss) on cross-currency swap	Realized gain (loss) on cross-currency swap	Total
Beginning balance	$(8.0)	$8.6	$(3.0)	$7.6	$5.2
Other comprehensive income (loss) before reclassifications	(2.0)	(11.4)	(4.8)	-	(18.2)
Amounts reclassified from accumulated other comprehensive income (loss)	-	7.4	5.6	-	13.0
Ending balance	$(10.0)	$4.6	$(2.2)	$7.6	$-

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

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of September 30, 2023 and December 31, 2022.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of September 30, 2023 and December 31, 2022:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2023
Money market fund	$19.3	$19.3	$-	$-
Current and long-term debt	400.0	-	394.5	-
Interest rate swap agreements	4.6	-	4.6	-
Cross-currency swap agreement	2.7	-	2.7	-

December 31, 2022
Money market fund	$30.5	$30.5	$-	$-
Current and long-term debt	396.9	-	388.7	-
Interest rate swap agreements	8.1	-	8.1	-
Cross-currency swap agreement	3.7	-	3.7	-

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

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective tax rate	26.0%	26.8%	14.2%	22.6%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to a tax expense of $0.5 million and $1.8 million related to stock-based compensation shortfall recognized for the three and nine months ended September 30, 2023, respectively. The effective tax rate is less than the U.S. federal statutory rate due primarily to stock-based compensation adjustments.

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

In the first quarter of 2023, we commenced a 15-year operating lease for our new regional headquarters in Eygelshoven, the Netherlands. This facility is used for both administrative and production purposes. In the third quarter of 2023, we commenced a 10-year operating lease for our Shelton, Connecticut facility, which we use for production and administrative purposes. This lease requires annual lease payments of approximately $1.0 million.

Operating leases and finance leases are included in the condensed consolidated balance sheets as follows:

	Classification	September 30, 2023	December 31, 2022
Lease assets
Operating lease right-of-use assets, net	Assets	$21.8	$6.0
Finance lease right of use assets, net	Property, plant, and equipment, net	1.5	1.4
Total lease assets		$23.3	$7.4
Lease liabilities
Operating lease liabilities, current	Current liabilities	$3.0	$2.0
Operating lease liabilities, non-current	Non-current liabilities	23.2	4.0
Finance lease liabilities, current	Current portion of long-term debt	0.8	0.7
Finance lease liabilities, non-current	Long-term debt	0.8	0.8
Total lease liabilities		$27.8	$7.5

The components of lease costs, which are included in income from operations in our condensed consolidated statements of operations and comprehensive income (loss), were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating leases
Operating lease costs	$1.4	$0.7	$3.6	$2.2
Variable lease costs	0.1	0.1	0.2	0.2
Short-term lease costs	-	-	0.2	-
Total operating lease costs	$1.5	$0.8	$4.0	$2.4
Finance leases
Amortization of right-of-use asset	$0.2	$0.1	$0.6	$0.5
Interest on finance lease liabilities	0.1	-	0.1	0.1
Total finance lease costs	$0.3	$0.1	$0.7	$0.6

Maturities of lease liabilities as of September 30, 2023 are as follows:

	Operating	Finance	Total
2023	$1.3	$0.2	$1.5
2024	5.2	0.8	6.0
2025	5.1	0.5	5.6
2026	3.6	0.2	3.8
2027	3.1	-	3.1
2028 and Thereafter	24.7	-	24.7
Total lease payments	43.0	1.7	44.7
Less lease interest	(16.8)	(0.1)	(16.9)
Total lease liabilities	$26.2	$1.6	$27.8

Additional information related to leases is presented as follows:

	September 30, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term	10.9 years	3.3 years
Weighted average discount rate	9.9%	5.4%
Finance leases
Weighted average remaining lease term	2.3 years	2.5 years
Weighted average discount rate	6.5%	3.4%

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3.6	$2.1
Operating cash flows from finance leases	0.1	-
Financing cash flows from finance leases	0.7	0.6
Total cash paid	$4.4	$2.7

Leased assets obtained in exchange for new operating lease liabilities	$20.1	$0.8
Leased assets obtained in exchange for new finance lease liabilities	0.6	0.3
Right-of-use assets obtained in exchange for lease liabilities	$20.7	$1.1

As previously noted, our machine lease revenue is accounted for under ASC 842 and is recognized on a straight-line basis over the terms of the agreements with customers, which have durations of less than one year.

Note 13 — Commitments and Contingencies

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and nine months ended September 30, 2023.

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

The table below summarizes certain data for our stock-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$(5.1)	$6.7	$(11.8)	$20.8
Tax (expense) benefit for stock-based compensation	(1.3)	(0.1)	(3.0)	0.7
Stock-based compensation expense, net of tax	$(3.8)	$6.6	$(8.8)	$21.5

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

As of September 30, 2023, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
Maximum allowed for issuance	13,118,055
Awards granted	(8,955,338)
Awards forfeited	1,671,363
Available for future awards	5,834,080

Awards vested	2,827,224

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

As appropriate, the Company evaluates both its long- and short-term operating plan, and, as part of that evaluation, the likelihood of attaining performance criteria related to management’s variable compensation arrangements. During the second quarter of 2023, management’s assessment of the Company’s attainment of certain performance metrics primarily related to the 2021 LTIP PRSUs resulted in a reduction in expense of approximately $13.0 million which was recorded in the second quarter of 2023 to stock-based compensation expense, which is included within Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income. During the third quarter of 2023, management’s assessment of the Company’s attainment of certain performance metrics primarily related to the 2021 LTIP PRSUs resulted in a further reduction in expense of approximately $6.5 million which was recorded in the third quarter of 2023 to stock-based compensation expense, which is included within Selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.

The fair value of our PRSUs is determined on the grant date. Compensation cost for these awards is recognized based on the probability of achievement of the performance-based conditions.

Activity of our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Restricted at December 31, 2022	351,945	$15.78	2,560,551	$23.52
Granted	930,329	5.95	1,399,454	6.10
Vested	(229,816)	27.74	(435,219)	18.38
Forfeited	(12,119)	27.85	(325,094)	18.44
Outstanding at September 30, 2023	1,040,339	$4.21	3,199,692	$17.12

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

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Director Stock Units	Quantity	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	51,240	$11.72
Granted	269,509	3.59
Vested	(104,029)	8.35
Balance at September 30, 2023	216,720	$3.23

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

As of September 30, 2023, we have not issued any instruments that are considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(3.3)	$(8.7)	$(17.8)	$(34.1)
Net loss attributable to common stockholders for basic and diluted EPS	$(3.3)	$(8.7)	$(17.8)	$(34.1)

Denominator:
Basic and diluted weighted average common shares outstanding	82,322,957	81,979,986	82,297,985	81,833,718
Loss per share attributable to common stockholders
Basic	$(0.04)	$(0.11)	$(0.22)	$(0.42)
Diluted	$(0.04)	$(0.11)	$(0.22)	$(0.42)

Two-class method:
Class A Common Stock
Basic and diluted weighted average common shares outstanding	79,401,858	79,058,887	79,376,886	78,912,619
Proportionate share of net loss	$(3.2)	$(8.4)	$(17.2)	$(32.9)
Class A – basic earnings (loss) per share	$(0.04)	$(0.11)	$(0.22)	$(0.42)
Class A – diluted earnings (loss) per share	$(0.04)	$(0.11)	$(0.22)	$(0.42)
Class C Common Stock
Basic and diluted weighted average common shares outstanding	2,921,099	2,921,099	2,921,099	2,921,099
Proportionate share of net loss	$(0.10)	$(0.30)	$(0.60)	$(1.20)
Class C – basic earnings (loss) per share	$(0.03)	$(0.10)	$(0.21)	$(0.41)
Class C – diluted earnings (loss) per share	$(0.03)	$(0.10)	$(0.21)	$(0.41)

The dilutive effect of 0.4 million and 0.5 million shares in the three months ended September 30, 2023 and 2022, respectively, and 0.8 million and 0.9 million shares in the nine months ended September 30, 2023 and 2022, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs and PRSUs	1,713,777	3,559,496	1,094,712	3,417,060
Total antidilutive securities	1,713,777	3,559,496	1,094,712	3,417,060

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

Note 16 — Transactions with Related Parties

On June 3, 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement were not material for the third quarter of 2023 and 2022. Total fees under the agreement amounted to approximately $0.3 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 17 — Shareholders' Equity

On July 26, 2022, the Directors authorized a general share repurchase program of the Company’s Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors. There have been no repurchases executed to date.

Note 18 — Assets Held for Sale

In 2021, we entered into a build-to-suit lease agreement for a new Europe/Asia regional headquarters and manufacturing facility in Kerkrade, The Netherlands (the “New Facility”). We completed the construction and occupation of the New Facility in the second quarter of 2023. We own the existing Europe/Asia headquarters and manufacturing facility in Heerlen, The Netherlands. On June 27, 2023, we entered into a definitive agreement to divest our building and land located in Heerlen, The Netherlands at a sale price of $2.9 million.

The carrying values of the building and land classified as held for sale in our consolidated balance sheet as of June 30, 2023, were $1.5 million for the building and $1.6 million for the land. Upon classification as held for sale, we recognized a total loss on disposal of $0.2 million within Other operating expenses in the consolidated statements of operations. On September 1, 2023, we completed the sale of the Heerlen facility and received cash proceeds of $2.9 million. No selling costs were incurred.

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

As of September 30, 2023, we had an installed base of approximately 142.0 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $245.9 million and $247.1 million in the nine months ended September 30, 2023 and 2022, respectively.

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

In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our Unaudited Condensed Consolidated Statements of Operations. In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income.

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

PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems by product line as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	34.8	35.4	(0.6)	(1.7)
Void-Fill machines	84.7	81.2	3.5	4.3
Wrapping machines	22.5	22.0	0.5	2.3
Total	142.0	138.6	3.4	2.5

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

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 30, 2023 and 2022 with line items presented in millions of dollars.

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

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three and nine months ended September 30, 2023 and 2022. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and nine months ended September 30, 2023 and 2022.

Comparison of Third Quarter of 2023 to Third Quarter of 2022

	Three Months Ended September 30,
	2023	% Net revenue	2022	% Net revenue
Net revenue	$82.8	―	$77.8	―
Cost of goods sold	51.3	62.0	53.4	68.6
Gross profit	31.5	38.0	24.4	31.4
Selling, general and administrative expenses	20.9	25.2	26.8	34.4
Depreciation and amortization expense	8.1	9.8	7.8	10.0
Other operating expense, net	0.9	1.1	1.5	1.9
Income (loss) from operations	1.6	1.9	(11.7)	(15.0)
Interest expense	6.8	8.2	5.3	6.8
Foreign currency gain	(0.7)	(0.8)	(1.2)	(1.5)
Other non-operating income, net	(0.1)	(0.1)	(4.0)	(5.1)
Loss before income tax benefit	(4.4)	(5.3)	(11.8)	(15.2)
Income tax benefit	(1.1)	(1.3)	(3.1)	(4.0)
Net loss	$(3.3)	(4.0)	$(8.7)	(11.2)

Non-GAAP
EBITDA	$18.8		$9.6
AEBITDA (Constant Currency)	$18.0		$16.6

Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the third quarter of 2023 and 2022 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Three Months Ended September 30,
	2023	% Net revenue	2022	% Net revenue
North America	$34.9	42.1	$33.4	42.9
Europe/Asia	47.9	57.9	44.4	57.1
Net revenue	$82.8	100.0	$77.8	100.0

Cushioning machines	$35.7	43.1	$33.4	42.9
Void-Fill machines	34.2	41.3	31.3	40.2
Wrapping machines	8.1	9.8	9.6	12.4
Other	4.8	5.8	3.5	4.5
Net revenue	$82.8	100.0	$77.8	100.0

	Non-GAAP Constant Currency
	Three Months Ended September 30,
	2023	% Net revenue	2022	% Net revenue	$ Change	% Change
North America	$34.9	40.7	$33.4	39.7	$1.5	4.5
Europe/Asia	50.8	59.3	50.7	60.3	0.1	0.2
Net revenue	$85.7	100.0	$84.1	100.0	$1.6	1.9

Cushioning machines	$37.1	43.3	$36.6	43.5	$0.5	1.4
Void-Fill machines	35.3	41.2	33.5	39.8	1.8	5.4
Wrapping machines	8.3	9.7	9.9	11.8	(1.6)	(16.2)
Other	5.0	5.8	4.1	4.9	0.9	22.0
Net revenue	$85.7	100.0	$84.1	100.0	$1.6	1.9

Net revenue for the third quarter of 2023 was $82.8 million compared to $77.8 million in the third quarter of 2022, an increase of $5.0 million or 6.4% year over year. Net revenue was positively impacted by increases in cushioning, void-fill, and other products, partially offset by a decrease in wrapping. Currency rates contributed a benefit of 4.5%, though revenue was negatively affected by lower economic activity, the impact inflationary pressures are having on consumer and corporate budgets, and increased business sponsoring costs. Cushioning increased $2.3 million, or 6.9%, to $35.7 million from $33.4 million; void-fill increased $2.9 million, or 9.3%, to $34.2 million from $31.3 million; wrapping decreased $1.5 million, or 15.6%, to $8.1 million from $9.6 million; and other sales increased $1.3 million, or 37.1%, to $4.8 million from $3.5 million for the third quarter of 2023 compared to the third quarter of 2022. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The increase in net revenue is quantified by an increase in the volume of sales of our paper consumable products of approximately 5.2% and a 4.5% decrease in the price or mix of our paper consumable products, partially offset by an increase of 1.1% in sales of automated box sizing equipment. Constant currency net revenue was $85.7 million for the third quarter of 2023, a 1.9% increase from $84.1 million for the third quarter of 2022.

Net revenue in North America for the third quarter of 2023 totaled $34.9 million compared to $33.4 million in the third quarter of 2022. The increase of $1.5 million, or 4.5%, was primarily attributable to increases in void-fill, partially offset by decreases in wrapping, cushioning, and other sales.

Net revenue in Europe/Asia for the third quarter of 2023 totaled $47.9 million compared to $44.4 million in the third quarter of 2022. The increase of $3.5 million, or 7.9%, was driven by increases from void-fill, cushioning and other sales, partially offset by decreases in wrapping. Constant currency net revenue in Europe/Asia was $50.8 million for the third quarter of 2023, a $0.1 million, or 0.2%, increase from $50.7 million for the third quarter of 2022.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2023 totaled $51.3 million, a decrease of $2.1 million, or 3.9%, compared to $53.4 million in the third quarter of 2022. The change was primarily due to lower input costs, offset by higher currency headwinds of approximately 3.9% of the increase over the prior year. Paper pricing decreased which provided relief in the first three quarters of 2023 compared to the inflationary pressures in 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the third quarter of 2023 was $20.9 million, a decrease of $5.9 million, or 22.0%, from $26.8 million in the third quarter of 2022. The change in SG&A was primarily due to a $11.8 million decrease in stock compensation expense, primarily related to reductions in expense associated with the 2021 LTIP PRSUs. This was offset by currency rate fluctuations of 3.4% over the prior year.

Depreciation and Amortization

Depreciation and amortization expense for the third quarter of 2023 was $8.1 million, an increase of $0.3 million, or 3.8%, from $7.8 million in the third quarter of 2022 primarily due to increased currency rate fluctuations of 2.6% over the prior year.

Other Operating Expense, Net

Other operating expense, net for the third quarter of 2023 was $0.9 million, a decrease of $0.6 million from $1.5 million in the third quarter of 2022. The decrease was primarily due to lower research and development costs in the current quarter compared to the same period in the prior year.

Interest Expense

Interest expense for the third quarter of 2023 was $6.8 million, an increase of $1.5 million, or 28.3%, from $5.3 million in the third quarter of 2022. The change was primarily due to increases in interest rates associated with our First Lien Credit Facilities during the third quarter of 2023 compared to the third quarter of 2022. We incurred additional non-cash expense of $0.3 million from deferred financing costs associated with the amendment of our First Lien Credit Facilities compared to the third quarter of 2022. Additionally, our $50.0 million notional interest rate swap at 1.5% matured on June 1, 2023.

Foreign Currency (Gain) Loss

Foreign currency gain for the third quarter of 2023 was $0.7 million, a change of $0.5 million, or 41.7%, from foreign currency gain of $1.2 million in the third quarter of 2022 due to the volatility in Euro exchange rates compared to USD.

Other Non-Operating Income, Net

Other non-operating income, net for the third quarter of 2023 was $0.1 million and represents the unrealized gain on our investment in a money market fund. Other non-operating income, net for the third quarter of 2022 includes a $3.9 million unrealized gain on investment in a small private business.

Income Tax Expense (Benefit)

Income tax benefit for the third quarter of 2023 was $1.1 million, or an effective tax rate of 26.0%. Income tax benefit was $3.1 million in the third quarter of 2022, or an effective tax rate of 26.8%. The fluctuation in the effective tax rate between periods was primarily attributable to a tax expense of $0.5 million related to stock-based compensation shortfall recognized for the three months ended September 30, 2023. The effective tax rate is less than the U.S. federal statutory rate due primarily to stock-based compensation adjustments.

Net Loss

Net loss for the third quarter of 2023 decreased $5.4 million to $3.3 million from a net loss of $8.7 million in the third quarter of 2022. The change was due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for the third quarter of 2023 was $18.8 million, an increase of $9.2 million, or 95.8%, compared to $9.6 million in the third quarter of 2022. Adjusting for non-recurring costs, AEBITDA for the third quarter of 2023 and 2022 totaled $18.0 million and $16.6 million, respectively, an increase of $1.4 million, or 8.4%.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	% Net revenue	2022	% Net revenue
Net revenue	$245.9	―	$247.1	―
Cost of goods sold	156.7	63.7	169.8	68.7
Gross profit	89.2	36.3	77.3	31.3
Selling, general and administrative expenses	64.4	26.2	86.8	35.1
Depreciation and amortization expense	24.2	9.8	24.0	9.7
Other operating expense, net	3.5	1.4	3.4	1.4
Loss from operations	(2.9)	(1.2)	(36.9)	(14.9)
Interest expense	18.4	7.5	15.2	6.2
Foreign currency (gain) loss	0.2	0.1	(4.1)	(1.7)
Other non-operating income, net	(0.8)	(0.3)	(4.0)	(1.6)
Loss before income tax benefit	(20.7)	(8.4)	(44.0)	(17.8)
Income tax benefit	(2.9)	(1.2)	(9.9)	(4.0)
Net loss	$(17.8)	(7.2)	$(34.1)	(13.8)

Non-GAAP
EBITDA	$47.1		$23.9
AEBITDA (Constant Currency)	$52.1		$53.9

Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the nine months ended September 30, 2023 and 2022 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Nine Months Ended September 30,
	2023	% Net revenue	2022	% Net revenue
North America	$98.2	39.9	$98.6	39.9
Europe/Asia	147.7	60.1	148.5	60.1
Net revenue	$245.9	100.0	$247.1	100.0

Cushioning machines	$109.9	44.7	$107.2	43.4
Void-Fill machines	95.5	38.8	97.4	39.4
Wrapping machines	25.8	10.5	30.8	12.5
Other	14.7	6.0	11.7	4.7
Net revenue	$245.9	100.0	$247.1	100.0

	Non-GAAP Constant Currency
	Nine Months Ended September 30,
	2023	% Net revenue	2022	% Net revenue	$ Change	% Change
North America	$98.2	38.5	$98.6	38.1	$(0.4)	(0.4)
Europe/Asia	156.9	61.5	160.4	61.9	(3.5)	(2.2)
Net revenue	$255.1	100.0	$259.0	100.0	$(3.9)	(1.5)

Cushioning machines	$114.6	44.9	$113.2	43.7	$1.4	1.2
Void-Fill machines	98.5	38.6	101.4	39.2	(2.9)	(2.9)
Wrapping machines	26.6	10.4	31.5	12.2	(4.9)	(15.6)
Other	15.4	6.1	12.9	4.9	2.5	19.4
Net revenue	$255.1	100.0	$259.0	100.0	$(3.9)	(1.5)

Net revenue for the nine months ended September 30, 2023 was $245.9 million compared to $247.1 million in the nine months ended September 30, 2022, a decrease of $1.2 million or 0.5% year over year. Net revenue was negatively impacted by decreases in void-fill and wrapping, partially offset by increases in cushioning and other products. Revenue was negatively affected by lower economic activity, the impact inflationary pressures are having on consumer and corporate budgets, and increased business sponsoring costs, partially offset by an increase from currency of 1.4%. Cushioning increased $2.7 million, or 2.5%, to $109.9 million from $107.2 million; void-fill decreased $1.9 million, or 2.0%, to $95.5 million from $97.4 million; wrapping decreased $5.0 million, or 16.2%, to $25.8 million from $30.8 million; and other sales increased $3.0 million, or 25.6%, to $14.7 million from $11.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in net revenue is quantified by a decrease in the volume of sales of our paper consumable products of approximately 2.8%, partially offset by a 0.3% increase in the price or mix of our paper consumable products and an increase of 1.0% in sales of automated box sizing equipment. Constant currency net revenue was $255.1 million for the nine months ended September 30, 2023, a 1.5% decrease from $259.0 million for the nine months ended September 30, 2022.

Net revenue in North America for the nine months ended September 30, 2023 totaled $98.2 million compared to $98.6 million in the nine months ended September 30, 2022. The decrease of $0.4 million, or 0.4%, was primarily attributable to decreases in cushioning and wrapping sales, partially offset by increases in void-fill and other sales.

Net revenue in Europe/Asia for the nine months ended September 30, 2023 totaled $147.7 million compared to $148.5 million in the nine months ended September 30, 2022. The decrease of $0.8 million, or 0.5%, was driven by lower void-fill and wrapping, partially offset by increases in cushioning and other sales. Constant currency net revenue in Europe/Asia was $156.9 million for the nine months ended September 30, 2023, a $3.5 million, or 2.2%, decrease from constant currency net revenue of $160.4 million for the nine months ended September 30, 2022.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2023 totaled $156.7 million, a decrease of $13.1 million, or 7.7%, compared to $169.8 million in the nine months ended September 30, 2022. The change was primarily due to lower input costs over the prior year. This was partially offset by currency rate fluctuations of 0.8% over the prior year. Paper pricing decreased which provided relief in the first three quarters of 2023 compared to the inflationary pressures in 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the nine months ended September 30, 2023 was $64.4 million, a decrease of $22.4 million, or 25.8%, from $86.8 million in the nine months ended September 30, 2022. The change in SG&A was primarily due to a decrease in stock compensation expense, primarily related to reductions in expense associated with the 2021 LTIP PRSUs. Additionally, currency rate fluctuations offset the decrease by 0.5% over the prior year.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2023 was $24.2 million, an increase of $0.2 million, or 0.8%, from $24.0 million in the nine months ended September 30, 2022. This was primarily due to currency rate fluctuations, which accounted for approximately 0.4% of the increase over the prior year.

Other Operating Expense, Net

Other operating expense, net for the nine months ended September 30, 2023 was $3.5 million, an increase of $0.1 million from $3.4 million in the nine months ended September 30, 2022. The increase in other operating expense, net was primarily due to higher losses on the disposal of property, plant, and equipment of $0.5 million in the current period, partially offset by a $0.4 million decrease in research and development costs over the prior year.

Interest Expense

Interest expense for the nine months ended September 30, 2023 was $18.4 million, an increase of $3.2 million, or 21.1%, from $15.2 million in the nine months ended September 30, 2022. The change was due to increases in interest rates associated with our First Lien Credit Facilities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. We incurred additional non-cash expense of $0.4 million from deferred financing costs associated with the amendment of our First Lien Credit Facilities compared to the third quarter of 2022. Additionally, our $50.0 million notional interest rate swap at 1.5% matured on June 1, 2023.

Foreign Currency (Gain) Loss

Foreign currency loss for the nine months ended September 30, 2023 was $0.2 million, a change of $4.3 million, or 104.9%, from foreign currency gain of $4.1 million in the nine months ended September 30, 2022 due to the volatility in Euro exchange rates compared to USD.

Other Non-Operating Income, Net

Other non-operating income, net for the nine months ended September 30, 2023 was $0.8 million and represents the unrealized gain on our investment in a money market fund. Other non-operating income, net for the nine months ended September 30, 2022 includes a $3.9 million unrealized gain on investment in a small private business.

Income Tax Expense (Benefit)

Income tax benefit for the nine months ended September 30, 2023 was $2.9 million, or an effective tax rate of 14.2%. Income tax benefit was $9.9 million in the nine months ended September 30, 2022, or an effective tax rate of 22.6%. The fluctuation in the effective tax rate between periods was primarily attributable to a tax expense of $1.8 million related to stock-based compensation shortfall recognized for the nine months ended September 30, 2023. The effective tax rate is less than the U.S. federal statutory rate due primarily to stock-based compensation adjustments.

Net Loss

Net loss for the nine months ended September 30, 2023 decreased $16.3 million to $17.8 million from a net loss of $34.1 million in the nine months ended September 30, 2022. The change was due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for the nine months ended September 30, 2023 was $47.1 million, an increase of $23.2 million, or 97.1%, compared to $23.9 million in the nine months ended September 30, 2022. Adjusting for non-recurring costs, AEBITDA for the nine months ended September 30, 2023 and 2022 totaled $52.1 million and $53.9 million, respectively, representing a decrease of $1.8 million, or 3.3%.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenue	$82.8	$77.8	$5.0	6.4
Cost of goods sold	51.3	53.4	(2.1)	(3.9)
Gross profit	31.5	24.4	7.1	29.1
Selling, general and administrative expenses	20.9	26.8	(5.9)	(22.0)
Depreciation and amortization expense	8.1	7.8	0.3	3.8
Other operating expense, net	0.9	1.5	(0.6)	(40.0)
Income (loss) from operations	1.6	(11.7)	13.3	(113.7)
Interest expense	6.8	5.3	1.5	28.3
Foreign currency gain	(0.7)	(1.2)	0.5	(41.7)
Other non-operating income, net	(0.1)	(4.0)	3.9	(97.5)
Loss before income tax benefit	(4.4)	(11.8)	7.4	(62.7)
Income tax expense (benefit)	(1.1)	(3.1)	2.0	(64.5)
Net loss	(3.3)	(8.7)	5.4	(62.1)

Depreciation and amortization expense – COS	8.3	8.3	-	-
Depreciation and amortization expense – D&A	8.1	7.8	0.3	3.8
Interest expense	6.8	5.3	1.5	28.3
Income tax expense (benefit)	(1.1)	(3.1)	2.0	(64.5)
EBITDA(1)	18.8	9.6	9.2	95.8

Adjustments(2):
Unrealized (gain) loss translation	(0.6)	(1.3)	0.7	(53.8)
Non-cash impairment losses	-	0.3	(0.3)	(100.0)
M&A, restructuring, severance	1.5	0.1	1.4	1,400.0
Amortization of restricted stock units	(5.1)	6.7	(11.8)	(176.1)
Amortization of cloud-based software implementation costs(3)	0.7	0.7	-	-
Cloud-based software implementation costs	0.7	1.7	(1.0)	(58.8)
Unrealized gain on investment in small private business	-	(3.9)	3.9	(100.0)
SOX remediation costs	1.0	-	1.0	―
Other adjustments	0.4	0.8	(0.4)	(50.0)
Constant currency	0.6	1.9	(1.3)	(68.4)
Constant Currency AEBITDA(1)	$18.0	$16.6	$1.4	8.4

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenue	$245.9	$247.1	$(1.2)	(0.5)
Cost of goods sold	156.7	169.8	(13.1)	(7.7)
Gross profit	89.2	77.3	11.9	15.4
Selling, general and administrative expenses	64.4	86.8	(22.4)	(25.8)
Depreciation and amortization expense	24.2	24.0	0.2	0.8
Other operating expense, net	3.5	3.4	0.1	2.9
Income (loss) from operations	(2.9)	(36.9)	34.0	(92.1)
Interest expense	18.4	15.2	3.2	21.1
Foreign currency gain	0.2	(4.1)	4.3	(104.9)
Other non-operating income, net	(0.8)	(4.0)	3.2	(80.0)
Loss before income tax benefit	(20.7)	(44.0)	23.3	(53.0)
Income tax benefit	(2.9)	(9.9)	7.0	(70.7)
Net loss	(17.8)	(34.1)	16.3	(47.8)

Depreciation and amortization expense – COS	25.2	28.7	(3.5)	(12.2)
Depreciation and amortization expense – D&A	24.2	24.0	0.2	0.8
Interest expense	18.4	15.2	3.2	21.1
Income tax benefit	(2.9)	(9.9)	7.0	(70.7)
EBITDA(1)	47.1	23.9	23.2	97.1

Adjustments(2):
Unrealized gain translation	0.2	(4.2)	4.4	(104.8)
Non-cash impairment losses	0.9	0.5	0.4	80.0
M&A, restructuring, severance	3.0	1.7	1.3	76.5
Amortization of restricted stock units	(11.8)	20.8	(32.6)	(156.7)
Amortization of cloud-based software implementation costs(3)	2.2	2.1	0.1	4.8
Cloud-based software implementation costs	3.1	6.5	(3.4)	(52.3)
Unrealized gain on investment in small private business	-	(3.9)	3.9	(100.0)
SOX remediation costs	3.4	-	3.4	―
Other adjustments	1.8	3.3	(1.5)	(45.5)
Constant currency	2.2	3.2	(1.0)	(31.3)
Constant Currency AEBITDA(1)	$52.1	$53.9	$(1.8)	(3.3)

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

We had $52.1 million in cash and cash equivalents as of September 30, 2023 and $62.8 million as of December 31, 2022. Including finance lease liabilities and excluding deferred financing costs, we had $400.0 million in debt, $2.3 million of which was classified as short-term, as of September 30, 2023, compared to $396.9 million in debt, $2.4 million of which was classified as short-term, as of December 31, 2022. At September 30, 2023, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through October 31, 2023.

Share Repurchase Program

On July 26, 2022, the Directors authorized a general share repurchase program of our Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors. There have been no repurchases executed to date.

Debt Profile

The material terms of the Facilities are summarized in Note 7, “Long-Term Debt” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2025. As of September 30, 2023 and December 31, 2022, no amounts were outstanding under the Revolving Facility. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or, as of the effectiveness of Amendment No. 2, the SOFR rate, or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of September 30, 2023 and December 31, 2022, was 9.43% and 7.88%, respectively. The interest rate for the First Lien Euro Term Facility as of September 30, 2023 and December 31, 2022, was 7.66% and 5.25%, respectively. Global interest rates have risen meaningfully in 2023 and we expect interest on our Facilities to increase.

The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of September 30, 2023, we had $1.3 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.7 million.

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

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$23.0	$(9.5)
Net cash used in investing activities	(32.0)	(27.1)
Net cash used in financing activities	(1.4)	(4.3)
Effect of Exchange Rate Changes on Cash	(0.3)	(1.7)
Net Decrease in Cash and Cash Equivalents	(10.7)	(42.6)
Cash and Cash Equivalents, beginning of period	62.8	103.9
Cash and Cash Equivalents, end of period	$52.1	$61.3

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities was $23.0 million in the nine months ended September 30, 2023. Cash used in operating activities was $9.5 million in the nine months ended September 30, 2022. The changes in operating cash flows are largely due to the decreased net loss for the current period compared with prior year and changes in working capital adjustments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $32.0 million in the nine months ended September 30, 2023 and reflects cash used for production of converter equipment and leasehold improvements for our new facilities in Connecticut and The Netherlands, net of $2.9 million in proceeds from the sale of our building and land located in Heerlen, The Netherlands. Cash used in investing activities was $27.1 million in the nine months ended September 30, 2022 and reflects cash received in termination of our cross-currency swaps, cash used for production of converter equipment and the renovation of our global headquarters in Concord, Ohio, and an investment in a small private business.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $1.4 million in the nine months ended September 30, 2023 and reflects debt repayments, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and legal fees paid related to a modification of our debt facilities, partially offset by proceeds received from an equipment financing arrangement. Net cash used in financing activities was $4.3 million in the nine months ended September 30, 2022 and reflects debt repayments, payments on finance lease liabilities, and tax payments for withholdings on stock compensation.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

As of September 30, 2023, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets were below their carrying values. As of September 30, 2023, there were no indicators of impairment present for long-lived assets that required us to test for recoverability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $6.0 million impact on our cash interest expense for the nine months ended September 30, 2023. We use interest rate swap agreements to manage this exposure.

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

For the nine months ended September 30, 2023, net revenue denominated in currencies other than USD amounted to $147.7 million or 60.1% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the nine months ended September 30, 2023 to increase or decrease by approximately $14.8 million.

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

The Company believes that we will have remediated certain material weaknesses as described in the 2022 10-K by the end of the calendar year 2023. We may not be able to demonstrate through testing that these controls have been operating effectively for a sufficient period of time to achieve remediation. Progress has been made against Management’s plan to remediate these material weaknesses, but for Management to consider a material weakness remediated the related controls are required to function as anticipated for a minimum period. As the Company is executing its remediation plan in 2023, changes to the timing of remediation activities and delays may be experienced that could delay when the material weakness is considered remediated. Controls may be functioning as expected by the end of 2023 but may not function in their final state for a minimum period in 2023. As part of its remediation plan, Management will put mitigating controls in place to minimize risk associated with any unresolved material weaknesses.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the 2022 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Ranpak Holdings Corp.

Date:	October 31, 2023	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer