Form 10-Q/A
period 2023-09-30
Ranpak Holdings Corp.
filed 2023-11-01
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2023

EXPLANATORY NOTE

Ranpak Holdings Corp. (the “Company”) is filing this Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 31, 2023 (the “Original Filing”). This 10-Q/A is being filed because the Original Filing was made in error prior to the completion of KPMG’s review of our interim financial information. KPMG LLP subsequently completed its review. Though we are refiling the Original Filing, as amended, in its entirety for the convenience of investors, other than this Explanatory Note, the Report of Independent Registered Accounting Firm contained in Part I, Item I, a revised Part I, Item 4 to update Controls and Procedures and a revised Item II, Part 6 to add Exhibit 15.1, there were no changes to the Original Filing.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Report of Independent Registered Public Accounting Firm

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

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Ranpak Holdings Corp. and subsidiaries (the Company) as of September 30, 2023, the related condensed consolidated statements of operations and comprehensive income (loss), and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2023 and 2022, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

Cleveland, Ohio
November 1, 2023

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Moreover, as a result of an internal miscommunication concerning the status of the independent registered public accounting firm’s review of our interim financial information, our CEO and CFO have determined that additional controls should be put in place to confirm completion of the independent registered public accounting firm’s review of our interim financial information before filing. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective, due to the matter described above and material weaknesses in internal control over financial reporting that are described in the 2022 10-K.

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

15.1*	Awareness Letter of KPMG LLP, dated November 1, 2023

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ranpak Holdings Corp.

Date:	November 1, 2023	By:	/s/ William Drew
William Drew
Senior Vice President and Chief Financial Officer