Form 10-K
period 2023-12-31
Ranpak Holdings Corp.
filed 2024-03-14
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 001-38348

RANPAK HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	98-1377160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $207,785,300, based on the closing sale price of the registrant’s Class A common stock of $4.52 per share as reported on the New York Stock Exchange on June 30, 2023.

As of March 7, 2024, the registrant had 79,700,280 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, to be held on May 23, 2024, are incorporated by reference into Part II and Part III of this Form 10-K.

Ranpak Holdings Corp.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

Throughout this Report, when referring to “Ranpak,” the “Company,” “we,” “our,” or “us,” we are referring to Ranpak Holdings Corp. and all of our subsidiaries, except where the context indicates otherwise.

Unless otherwise noted, references to a particular year are to our fiscal year, which corresponds to the calendar year ended or ending on December 31 of the same year. For example, a reference to “2023” is a reference to the year ended December 31, 2023.

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
•
our reliance on third party suppliers;
•
geopolitical conflicts and other social and political unrest or change;
•
the high degree of competition and continued consolidation in the markets in which we operate;
•
consumer sensitivity to increases in the prices of our products, changes in consumer preferences with respect to paper products generally, or customer inventory rebalancing;
•
economic, competitive and market conditions generally, including macroeconomic uncertainty, the impact of inflation, and variability in energy, freight, labor and other input costs;
•
the loss of certain customers;
•
our failure to develop new products that meet our sales or margin expectations, or the failure of those products to achieve market acceptance;
•
our ability to achieve our environmental, social and governance (“ESG”) goals and maintain the sustainable nature of our product portfolio and fulfill our obligations under evolving ESG standards;
•
our ability to fulfill our obligations under new disclosure regimes relating to environmental, social and governance matters, such as the European Sustainability Disclosure Standards recently adopted by the European Union (“EU”) under the EU’s Corporate Sustainability Reporting Directive (“CSRD”);
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

PART I

ITEM 1. BUSINESS

Our Business

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. Since our inception in 1972, we have delivered high quality protective packaging solutions, while maintaining our commitment to environmental sustainability.

We differentiate ourselves by our:

•
Distinct Business Model. Our paper-based Protective Packaging Solutions (“PPS”) business utilizes a razor/razor-blade model where our proprietary PPS systems are provided to our distributors and certain select end-users for a nominal user fee, charged on a per-unit basis, and are coupled with the sale of high-margin value-added paper consumables that work exclusively with our PPS systems. Use of other suppliers’ paper on our PPS systems increases the likelihood of negative operating consequences, such as jamming, ineffective yield, and/or other performance deficiencies. We retain ownership of most of our PPS systems. This business model is designed to generate attractive margins that are recurring in nature through the sale of our paper consumables. Our business is global, with a strong presence in the U.S. and Europe along with an expanding footprint in Asia. End-users rely on our paper consumables for use exclusively with our installed base of systems.
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
•
Attractive Financial Profile. In 2023, we generated net revenue of $336.3 million. Our revenues are geographically diverse, with approximately 41% of our 2023 net revenue generated from end-users in North America, approximately 51% generated from end-users in Europe, and approximately 8% generated from end-users in Asia and other locations. We historically have benefited from net revenue that is recurring in nature with attractive profit margins from our installed base, resulting in attractive payback periods and returns on invested capital per PPS system.
•
Diversified End-User Base. Through our extensive distributor network and select direct sales, we have approximately 141,200 installed systems serving over 36,000 end-users as of December 31, 2023. We have a full suite of paper-based PPS systems to meet the needs of diversified and growing end-user markets, from small businesses to global corporations. These end-users include leading e-Commerce companies, as well as suppliers and sellers of automotive after-market parts, information technology (“IT”)/electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other products.
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
•
Unique Approach to Automation. Our Automated Paper Solutions (“APS”) and Automated Solutions (“AS”) (collectively, “Automation”) product lines provide end-of-line automation systems that solve distinct challenges facing end-users of our products:
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
•
Automated Box-Sizing. Our AS systems include several automated box-sizing solutions and corrugated case erectors to tailor the size of the corrugated box to the size of the product or products being shipped. These systems allow our end-users to both reduce their void-fill needs and optimize their logistics costs with smaller boxes while reducing labor costs.
•
Machine Vision Solutions. Our machine vision solutions combine a modular software architecture with the capability to perform machine learning-based machine vision inspections on greyscale or color 2D images and 3D point clouds. This capability enables both APS and AS customers to increase uptime of their automation machinery by performing an inspection of the boxes prior to being processed. It also helps improve quality and efficiency by performing an inspection of the finished carton to ensure proper sealing and that the package has the correct graphics and necessary labeling.

These solutions offer end-users numerous benefits including the reduction of shipping costs, waste, and labor, resulting in improved efficiency.

•
Multiple Drivers of Growth. We believe that our business benefits from multiple factors that will drive our future growth:
•
Growth of E-commerce. E-commerce is a significant growth driver in our business. Approximately 30% of our net revenue is derived from sales to e-commerce end-users. While growth slowed in 2022 and 2023, we continue to believe that global investment in e-commerce provides a significant opportunity for us.
•
Focus on Sustainability. Additionally, we believe both our end-users and consumers, generally, are demonstrating an increasing preference for environmentally sustainable solutions. We believe that these increasing preferences in favor of environmental sustainability will also be a significant driver of our continued growth. We believe our investments in paper innovations help close the price gap for sustainable solutions and provide an important tailwind for continued growth.
•
Demand for Automation and Machine Vision. Our Automation and Machine Vision product lines provide significant improvements to end-of-line packaging speed and lower labor costs for many high-volume businesses. As businesses continue to focus on efficiency and automated solutions, we believe many will look for ways to improve production efficiencies and quality, driving further demand for our automated and machine vision product lines.
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
•
Geographic Expansion. Historically, geographic expansion has fueled our growth, and we believe further geographic expansion and penetration of existing markets will continue to drive our future growth.
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
•
The Cut'it!™ EVO Multi-Lid provides the ability to combine a universal box with different lids, so that a single packaging line process boxes with different visual appearances.
•
FillPak Trident Mini™ offers superior protection with less paper when compared to traditional protective paper packaging options.
•
The Geami MS Mini™ wrapping system, a sustainable, biodegradable, recyclable, and plastic-free alternative to traditional plastic bubble roll.
•
The Geami Wrap ‘n Go™ converter, the latest evolution of the patented Geami portfolio that converts environmentally friendly paper into protective packaging for fragile items.
•
The RecyCold® Climaliner™ solution, a highly efficient paper-based sustainable thermal liner designed to support Cold Chain shipping needs across a variety of end markets, by ensuring that products stay within their ideal temperature range for up to 48 hours, while simultaneously ensuring recyclability and sustainability.

•
Intellectual Property. We have a long history of continuous systems innovation and product development supported by our comprehensive patent portfolio. We have maintained an extensive patenting program since our inception for our PPS systems and accessories, processes and paper packaging materials. We maintain substantial trade secret knowledge regarding the utilization of our paper consumables in each model of our PPS systems product lines, which, together with the distributor contractual arrangements described above, prevent third-party paper from being used on our PPS systems. We hold over 684 U.S. and foreign patents and patent applications directed to various innovations related to our business, as well as more than 241 U.S. and foreign trademark registrations and trademark applications that protect our branding.
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

Our PPS Products

Our PPS products are designed to be flexible and responsive to the needs of our end-users. The flexibility and breadth of our full range of systems allows us to provide our end-users with the optimal protective solution to meet their specific needs and help ensure that their products reach their shipping destination in a cost-effective manner with minimal breakage. We derive the majority of our net revenue through the sale of high-margin paper consumables that work exclusively with our PPS systems. These PPS systems, which include the accompanying paper consumables, fall into three broad categories:

•
Void-Fill. Our Void-Fill protective systems quickly and efficiently convert paper to fill empty spaces in secondary packages and protect objects, reducing object movement during shipping and potential damage sustained in transit. We sell our Void-Fill products under the brand name FillPak® and offer a variety of FillPak units. We have an installed base of approximately 83,700 FillPak units as of December 31, 2023. Our Void-Fill products generated $133.9 million in revenue in 2023, accounting for 39.8% of our net revenue.
•
Cushioning. Our Cushioning protective systems convert paper into cushioning pads by crimping paper to trap air between the layers so that objects are protected from external shocks and vibrations during shipping as well as to prevent movement of objects as they travel through the global supply chain. We sell our Cushioning products under the brand name PadPak® and offer a variety of PadPak units. We have an installed base of approximately 34,800 PadPak units as of December 31, 2023. Our Cushioning products generated $145.8 million in revenue in 2023 and accounted for 43.4% of our net revenue.
•
Wrapping. Our Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items from shock and surface damage sustained during the shipping and handling process. In addition to securely wrapping and protecting fragile items, our Wrapping systems are used to line boxes and provide separation when shipping multiple objects. We sell our Wrapping products under the brand names WrapPak®, Geami®, and ReadyRoll®. We offer a variety of WrapPak and Geami converter units. We offer both motorized Geami dispensing systems and manual systems, where the operator simply pulls the paired sheets against tension to expand the die-cut kraft paper. We also offer the Geami combination of die-cut and tissue in a disposable cardboard dispenser as well as in a Geami-based offering to be sold directly to consumers without a dispenser in retail stores under the brand name ReadyRoll. We do not set minimum annual paper consumption targets for the disposable units, as the full production cost and margin associated with the dispenser is covered with each sale.

Included within our Wrapping systems are our Cold Chain products, which are used to provide insulation for goods that require temperatures to be controlled during transport. Additionally, we further expanded our Cold Chain products with the 2021 acquisition of Recycold Cool Solutions B.V. (“Recycold”), the manufacturer of Recycold Cool Packs, which are sustainable cool packs made from a biodegradable, plant-based gel.

We have an installed base of approximately 22,700 Wrapping units, which were predominantly Geami converter units, as of December 31, 2023. Our Wrapping products generated $36.0 million in revenue in 2023, which accounted for 10.7% of our net revenue. Geami revenue includes sale of tissue rolls in addition to kraft paper.

We retain ownership of most of our PPS systems (other than certain disposable Wrapping systems and FillPak Manual). This model allows distributors and end-users access to our proprietary systems at little or no capital expense and enables us or our distributors to reclaim un- or under-utilized units for refurbishment and redeployment, which benefits us, our distributors, and our end-users through increased efficiency and cost savings.

Our consumables ship in bulk, which is efficient for customers in shipping and require less storage space than many competing products. We convert the vast majority of raw paper to create rolls and bundles of paper that integrate with our PPS systems and into direct or consumable products. Our PPS systems predominantly use kraft paper of varying weights, sizes, and configurations.

Our Automation Products

Our AS systems are comprised of configurable automation machines that fulfill the needs of end-of-line packaging automation for product distribution and shipping. We utilize a right-sizing technique that optimizes the size of corrugated boxes to fit the contents being shipped. In addition to optimizing box-size, our AS systems can be configured to automatically erect and form corrugated boxes, and apply glued lids to seal the box. Our systems allow end-users to minimize dunnage use, utilize sustainable dunnage, and improve the speed and efficiency of end-of-line packaging operations as well as help reduce product returns from damage during shipment.

Our APS systems utilize proven Ranpak paper converter technology and help end users automate the void filling and box closure processes after product packing is complete. Using machine vision, these technologies dispense the proper amount of void fill to protect products while minimizing labor requirements to pack and, depending on end-user need, can be configured to close the box, insert sustainable paper cushioning liners within boxes, and/or apply shipping labels. Our systems provide for the capability to insert void fill and close multiple dimensions of box sizes to suit the end user needs. Our APS systems can be fully automated or semi-automated, depending on end-user business process requirements. These systems allow end-users to minimize labor, optimize their use of dunnage, improve protection for items being shipped, and make end-of-line packaging operations more efficient.

Unlike our PPS systems, we do not retain ownership of our AS systems, and in most cases do not retain ownership of our APS systems. Rather, we design and sell our AS systems outright to our customers and derive revenue by designing, manufacturing, installing, and servicing AS systems at end-user facilities. Depending on the needs of a customer, our APS systems are sold outright to the customer or may include a mix of components sold outright and components of which we retain ownership. However, in all cases, our current business model for our Automation product line involves the direct or indirect sale of highly customized systems, designed on the basis of our consultancy and product engineering expertise. As the market for our Automation products is rapidly evolving, we have extended our Automation services to offer extended service warranties beyond the initial warranty period, packaging line solutions, and the sale of spare parts.

Our Distribution Model

Distributors. We sell the vast majority of our paper packaging materials to an established network of approximately 300 distributors worldwide which, in turn, store, market and sell our products, including bundles and rolls, to end-users. These distributors vary in size and, generally, offer a broad suite of packaging and other warehousing products and services to the end-users they serve, including other protective packaging systems, such as plastic bubble wrap and air pillows. Substantially all of our net revenue from distributors is generated by those who have agreed to exclusivity with our products and not to sell or promote competitors’ paper-based solutions. Our sales and marketing teams, as well as our highly skilled engineers, work closely with distributors and ultimate end-users, on-site or remotely, to optimize the custom configuration and installation of our PPS systems and Automation products at the end-user’s facility. For each product, we set targets for minimum annual paper consumption in order to justify the capital deployed to that account. Accordingly, our sales team, in conjunction with our distributors, help end-users select which products meet their specific needs based on their own volume requirements and business objectives.

We have built and maintained a well-established distributor network that is comprised primarily of long-term business relationships and the continuity of these relationships evidences the strength of our business model, as well as the value proposition for our distributors and end-users. Furthermore, the depth and longevity of these relationships result in a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to end-users. We believe that our distributor-based distribution model is particularly well suited to the highly fragmented nature of the protective packaging solution end-user market we seek to serve by enabling us to reach a broad range of end users across size, industry and geography while maintaining a lean internal salesforce and capital base. In 2023, approximately 89% of our net revenue was derived from sales to our distributors.

End-Users. In addition, we sell our PPS systems and Automation products directly to certain select end-users. Our end-users vary in size from extremely small specialty manufacturers or retailers to some of the largest global e-commerce companies. In some cases, these end-users operate some of the largest, most complex and sophisticated warehouse operations into which our PPS and Automation systems are integrated. Our engineering and other teams also assist our direct-sale end-users in ensuring the optimal customized installation of our products at their facilities. Direct sales to end-users accounted for approximately 11% of our net revenue in 2023.

Our Strategy

Our strategy for adding to our customer base includes investing in innovation, our sales force and distributor relationships across all end markets as well as expanding geographically. Beyond our leading position in paper-based Void-Fill and Cushioning protective packaging systems, we expect to also focus on other emerging applications, such as Wrapping, Automation, Cold Chain, and Retail Consumables, for continued growth. While still relatively small, representing approximately 10.7% of our net revenue in 2023, we believe our Wrapping product line can provide a platform for growth largely due to our Geami products, which provide a highly effective and environmentally friendly alternative to plastic bubble wrap, as well as an opportunity to expand our distribution channels into the retail and retail shipping segments. Our 2021 acquisition of Recycold helps us to provide a more comprehensive sustainable Cold Chain solution for customers. We also have invested in the development of alternative and more sustainable paper pulps and substrates through our investment in Creapaper.

Our Automation products represented only 6.1% of our net revenue in 2023, however, following development through acquisitions and organic growth, we believe it will serve as a platform for expansion to better serve end-users with higher volume requirements and more sophisticated end-of-line needs. In 2021, we created R Squared Robotics, a division of Ranpak, that uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions and we advanced our focus on Automation with a strategic investment in Pickle. All of these efforts complement and expand our focus on our Automation products. We believe our Automation products provide us with an opportunity to increase our penetration with existing customers and broaden our customer base to include business segments that we have not historically served. We will also continue to identify additional product and service opportunities for our current and future end-user markets.

We are pursuing expansion of our customer base in several ways. We have a global sales organization that works hand-in-hand with the sales representatives of our distributors to introduce our products and services to potential accounts. Our broad product portfolio allows us to serve any type of business with protective packaging needs across all end markets. We will also seek to broaden our customer base through geographic expansion by enhancing our regional capabilities in sales and marketing and expanding sales of our existing product lines in growth regions, such as Asia-Pacific (“APAC”), South America, and Central and Eastern Europe. We have recently established a full-service paper conversion facility in Malaysia, which we anticipate to be operational in the second half of 2024. We believe the Malaysia facility can improve our ability to serve customers in the region by shortening lead times as well as provide a more attractive cost profile to the APAC market than we have historically been able to offer. Combined with the localized presence and connection to Southeast Asia, we believe the Malaysia facility can bring favorable growth opportunities.

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
•
Pursue targeted growth opportunities. We have identified a number of potential growth opportunities, including market expansion for existing products, such as Wrapping, as well as in additional areas of focus, such as Cold Chain/thermal packaging, sales through the retail channel, and automation. We intend to further build out our regional capabilities and combine our local market knowledge in new or currently under-served geographies with our broad portfolio and strengths in innovation and customer service to take advantage of the burgeoning growth opportunities across the globe. For example, the APAC region has a large, well-developed parcel shipping business, but currently represents less than 10% of our net revenue in 2023. We believe that the new Malaysia facility can strengthen our performance in the APAC region. We believe that growing environmental awareness world-wide, combined with an increasing regulatory trend to limit the use of polymer-based foams and plastic films in many jurisdictions, present an opportunity for our paper-based protective packaging solutions in an ever-expanding number of geographies.
•
Grow via partnerships and acquisitions. We believe that we are well-positioned to execute a growth strategy, targeting acquisitions or partnerships in our key areas of focus and adjacent business lines. In addition to our investment in Pickle and our acquisition of Recycold, in 2021, we made a strategic investment in Creapaper, the inventor of grasspaper and provider of grasspaper products, a natural paper substrate. Our investment and acquisition activity demonstrates our continued focus on growing the Company through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings. We expect to focus on identifying opportunities and executing an accretive M&A strategy to further solidify our position as a leader in environmentally sustainable solutions by enhancing growth in our key areas of focus and/or acquiring adjacent businesses to our product offering.

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

E-commerce. We believe changing consumer preferences and buying habits will drive continued e-commerce growth, both among pure-play e-commerce companies, as well as among historical brick-and-mortar companies seeking to expand their e-commerce presence. We further believe the critical necessity of brand owners to optimize supply chains and reduce capital spend drives the important trend in concentration of logistics through third-party logistics providers that in turn drives increasing needs for efficient packaging end-of-line solutions. The availability of a broader product selection on-line, faster delivery times, and increased in-store pickup options all drive significant growth in on-line sales. This expansion of e-commerce is a worldwide trend that we believe will continue to accelerate as on-line penetration grows in developed and emerging markets. Although some of our e-commerce end-users are focused on the responsible reduction of their need for void-fill material more broadly, they generally require protective packaging solutions that can be integrated into their existing supply and distribution infrastructures on a low-cost and efficient basis. Most commonly, our e-commerce end-users purchase our Void-Fill solutions, but many also use our Automation, Wrapping, and Cushioning systems. Sales to our e-commerce end-users, directly and through distributors accounted for approximately 30% of our net revenue in 2023.

Industrial Manufacturing. Our industrial manufacturing end market includes end users manufacturing products utilized for tools, construction supplies, energy and utilities, chemicals, paints, and metals. We believe demand in these sectors will increase as growing populations and expanding middle classes in developing countries generate more disposable income. Higher demand for advanced machines spurs increased spending on tools and robotics while higher demand for housing, infrastructure and commercial buildings benefits the tools and construction supplies sectors. Sales to industrial manufacturing end-users accounted for approximately 12.6% of our net revenue in 2023.

Automotive Aftermarket. The automotive after-market is driven by the need for replacement parts as automobiles age, as well as by the desire of consumers to customize vehicles to enhance performance and improve aesthetics. Increasing average age of vehicles and digitalization of component delivery sales and services, along with the advent of on-line portals distributing after-market components is expected to contribute to the continued growth of the automotive after-market industry. Our automotive after-market end-users require protective packaging solutions that have strong protective qualities, as the products they ship are often heavy, require greater care in handling, and have a higher individual per-unit value. Accordingly, these end-users most commonly purchase our Cushioning solutions. Our packaging solutions are typically designed to integrate into these end-users’ existing industrial processes for the production and distribution of automotive parts. Sales to our automotive after-market end-users accounted for approximately 9.0% of our net revenue in 2023.

Electronics. Widespread product innovation combined with an expanding working population, a corresponding growth in household formation and disposable incomes are key factors contributing to the growth of the global consumer electronics market. Thriving demand for smartphones across the globe and the miniaturization of electronic devices are additional factors boosting growth in the global consumer electronics market. We believe this demand for electronics will continue to grow as innovation, such as the Internet-of-Things and voice-connected devices, drives increased demand for the latest electronics hardware. Our electronics end-users customarily sell products such as computer hardware and electronics that are often already securely packaged in primary packages by the manufacturer and, as a result, require less robust protective packaging systems from us. Sales to our electronics end-users accounted for approximately 7.5% of our net revenue in 2023.

Industrial Machinery. We believe demand for industrial machinery and equipment used in sectors such as agriculture, construction, mining, packaging, and food processing will increase as economies expand, thus requiring additional infrastructure spend as well as increasing the need to feed growing middle-class populations across the globe. Sales to our machinery end-users accounted for approximately 6.4% of our net revenue in 2023.

Other. Our end-users also operate in many other industries, including Warehousing (approximately 7.0% of net revenue in 2023), Home Furnishings (approximately 4.8%), Food and Beverage (approximately 2.8%), Printing and Business Services (approximately 2.6%), and other various industries (17.4%).

Our Paper Suppliers

We purchase kraft paper from various suppliers for conversion into the paper consumables we sell. The kraft paper we purchase includes paper that is substantially manufactured from virgin pulp, as well as paper that is substantially manufactured from recycled post-industrial and/or post-consumer waste. Much of our paper is sourced from suppliers that are Forest Stewardship Council (“FSC”) certified. Before we determine to purchase paper from any supplier, the supplier must undergo a qualification process to ensure that its product meets our exacting requirements. This qualification process involves an evaluation of the physical specifications of the potential supply source, as well as extensive testing for the paper’s convertibility – on the fan-folding, rewinding and die-cutting raw paper converters in our facilities – and in the protective packaging systems we place with our end-users. Once a supplier is qualified, we purchase large rolls of kraft paper from that supplier for integration into our existing supply and production chain. The paper rolls are converted at our facilities before sale to our distributors and direct end-users for use with our Void-Fill, Cushioning and Wrapping protective systems.

In 2023, we purchased paper from approximately 25 paper suppliers and our largest single source of paper supplies sold us approximately 64% and 26.5% of the paper supplies purchased in North America and globally, respectively. While the cost of paper supplies is our largest input cost, we typically negotiate supply and pricing arrangements with most of our paper suppliers annually, many of which we have long-standing relationships with, which helps us mitigate shorter term fluctuations in paper cost.

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

Commitment to Sustainability

In 2020, we committed to achieving the following sustainability targets by 2030:

•
Reducing greenhouse gas emissions by 46%;
•
Sourcing an aggregate paper supply consisting of at least 75% recycled pulp;
•
Obtaining Forest Stewardship Council, Sustainable Forestry Initiative, or Programme for the Endorsement of Forest Certification for 100% of our paper packaging;
•
Sourcing an aggregate paper supply consisting of at least 25% post-consumer waste (“PCW”) or alternative pulp

In our 2022 Environmental and Sustainability (“ESG”) Report, we announced that we had already met our previous goal of sourcing an aggregate paper supply consisting of at least 25% PCW or alternative pulp by 2030. As reported in our 2022 ESG Report, 52% of the pulp used to manufacture our paper consumables in 2022 consisted of recycled PCW or alternative pulp fiber.

In May 2023, we announced our selection as a winner of the 2023 SEAL Business Sustainability Award in the Sustainable Innovation category, in recognition of our sustainable packaging and automation solutions. The SEAL Awards recognize companies across the globe that make positive and measurable contributions to sustainability through innovative initiatives, and we join the ranks of SEAL winners including Proctor & Gamble, Kroger, Under Armour, Disney, and Samsung.

As an example of our continued progress, in 2023, approximately 86% of our raw paper supply was FSC-certified, up from approximately 55% in 2022. Additionally, a majority of our paper consumables sold to end-users are created from entirely or partially recycled content. In 2023, approximately two-thirds of the pulp used to manufacture our paper consumables was recycled fiber, with approximately 57% recycled from PCW globally.

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

As of December 31, 2023, we had approximately 800 full time employees worldwide, approximately 330 of whom were located in the United States. We have approximately 150 of our employees located in Europe who are covered by collective bargaining agreements.

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

Seasonality

We estimate that nearly a third of our net revenue in 2023, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Our results tend to follow similar patterns, with the highest net revenue typically recorded in our fourth fiscal quarter and the slowest sales in our first fiscal quarter of each fiscal year. We expect this seasonality to continue in the future and, as a result, our results of operations between fiscal quarters in a given year may not be directly comparable.

Governmental Regulation

Federal, State, Local, and International Regulations

We are required to comply with numerous laws and regulations covering areas such as workplace health and safety, data privacy and protection, labor and employment. We are also required to hold various permits to conduct our operations. We monitor changes in these laws to maintain compliance with applicable requirements. Compliance with, or liability under, these laws and regulations may require us to incur significant costs and have a material adverse effect on our capital expenditures, earnings, and competitive position.

Environmental Matters

We are subject to a number of federal, state, local and international environmental-related health and safety laws and regulations that govern, among other things, the manufacture and assembly of our products; the discharge or pollutants into the air, soil and water; the use, handling, transportation, storage and disposals of hazardous materials; and environmental remediation or reclamation activities. New and evolving ESG and climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs and expose our business to additional risk, including those under the Task Force on Climate Related Financial Disclosures (“TCFD”) and the Corporate Sustainability Reporting Directive (“CSRD”). We expect that, beginning in 2026, we will be required to disclose certain environmental, social and governance impacts, risks and opportunities for our fiscal year 2025 pursuant to CSRD. Compliance with, or liability under, these laws and regulations can require us to incur significant costs and have a material adverse effect on our capital expenditures, earnings, and competitive position.

Corporate Information

We are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “PACK.” Our corporate headquarters is located at 7990 Auburn Road, Concord Township, Ohio 44077. Our telephone number is (440) 354-4445. We maintain a website at www.ranpak.com. We make available, free of charge, on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the SEC. These reports are also available at the SEC’s website, www.sec.gov. Apart from SEC filings, we also use our website to publish information which may be important to investors, such as analyst and investor presentations. Any information on our website or obtained through our website is not part of this Report.

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
•
Adverse changes in production input costs, such as labor, energy, and freight costs may negatively impact our results of operations, including our profit margins, and financial condition.
•
Variability in kraft paper pricing may cause volatility in, or may negatively impact, our results of operations, including our profit margins, and financial condition.

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
•
We rely on third-party suppliers to provide both the components used in our protective packaging systems as well as certain fully assembled protective packaging systems.
•
Unfavorable customer or consumer responses to price increases could have a material adverse impact on our business, results of operations and financial condition.
•
Our efforts to expand beyond our core product offerings and into adjacent markets may not succeed and could adversely impact our business, financial condition or results of operations.
•
The global nature of our operations exposes us to numerous risks that could materially adversely affect our financial condition or results of operations.
•
We face risks related to economic, competitive, and market conditions generally, including macroeconomic uncertainty, the impact of inflation, and geopolitical conflicts and other social and political unrest or change.
•
Fluctuations between foreign currencies and USD could materially impact our consolidated financial condition or results of operations.
•
We are subject to a variety of evolving environmental, governmental, and product registration laws and regulations that expose us to potential financial liability and increased operating costs.
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
•
The full realization of our deferred tax assets may be affected by a number of factors.
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
•
Our failure to develop new products that meet our sales or margin expectations, or the failure of those products to achieve market acceptance, could adversely affect our financial condition and results of operations.
•
If we fail to maintain an effective system of internal controls in the future, we may experience a loss of investor confidence and an adverse impact to our stock price.
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

A limited number of paper mills produce paper that is suitable for use in our products in the markets in which we operate, and if they fail, experience interruptions in service, or are otherwise unable or unwilling to fill our purchase orders, we may not be able to produce enough of our paper consumables to meet our own production requirements. In addition, there are several grades or types of paper that we use in our products that we obtain from a single source due to the specificity of our requirements and limitations in the available paper products in a given market. For example, in 2023, we purchased approximately 64.2% and 26.5% of our raw paper requirements in North America and globally, respectively, from a single supplier, WestRock Company (“WestRock”). Increasing consolidation among our suppliers or the paper supply market more broadly may increase our reliance on existing suppliers or impact our ability to obtain alternative suppliers, if necessary. If WestRock or one of our other major suppliers of paper in any of the markets in which we operate, fails or experiences an interruption or delay in service, there may be short-term or long-term disruption in our ability to secure paper from qualified sources and we may not have enough inventory to maintain our production schedule or continue to provide paper consumables to our distributors and end-users on a timely basis, or at all. For example, at most of our facilities, quantities of raw paper stored on-site represent approximately one to three weeks of paper consumables production at such facilities due to cost savings and storage limitations. Any such failure, interruption or delay may result in on-site paper storage at our paper consumable production facilities being depleted and, as a result, a reduction in the volume of production and sales of our paper consumables, which may have a material adverse effect on our business, results of operations and financial condition.

Adverse changes in input costs, such as kraft paper, may negatively impact our results of operations, including our profit margins, and financial condition.

Our primary input is kraft paper, which we purchase from various paper suppliers around the world. Increases in global or regional market demand for paper-based products could increase the cost of the kraft paper we purchase. Our suppliers rely heavily on the use of certain raw materials, energy sources, and third-party companies for transportation services. Fluctuations in the cost of these inputs may result in variability related to paper costs.

In 2023 and 2022, global inflation and other macroeconomic factors, including geopolitical conflicts, contributed to the increases in the cost of paper. For example, in 2022, energy prices increased significantly, compared to 2021, before declining throughout 2023 compared to 2022.

Because we operate in a highly competitive business, we may not be able to pass these increased market costs on to our customers to mitigate the impact of these or future increases in input costs. If we are unable to minimize the effects of any increases in paper costs through sourcing, pricing or other actions, our results of operations and financial condition may be materially adversely affected.

Our business is exposed to risks associated with our reliance on third-party suppliers to provide both the components used in our protective packaging systems as well as certain fully assembled protective packaging systems.

These risks include, but are not limited to:

•
the risk that our supplier agreements will be terminated, or that we will not be able to renew our agreements on favorable economic terms, and as a result our cost of goods will increase;
•
the risk that our suppliers, including those in China that supply a majority of the components and systems provided to our end-users, will experience operational delays or disruptions that will affect our ability to produce protective packaging systems or provide them to our distributors and end-users;
•
the risk that our suppliers will fail, or will no longer be able to provide the components which we use to produce our protective packaging systems;
•
the risk that our suppliers will not be able to meet an increase in demand for the components which we use to produce our protective packaging systems;
•
the risk that our suppliers’ costs will increase, and that they will increase the prices of components or fully assembled protective packaging systems;
•
the risk that suppliers of fully assembled protective packaging systems will increase their prices or will no longer be able to provide us with protective packaging systems; and
•
the risk that our suppliers in China will be subject to increased trade barriers as a result of U.S.-Chinese trade measures, and such trade barriers will increase the costs of these components and systems or negatively impact our ability to purchase these components and systems.

For example, following the outbreak of the COVID-19 pandemic, we experienced delays in the supply of certain components used in the assembly of certain of our protective packaging systems and Automation products. Should these delays re-occur or our supply of such components be interrupted, our business and results of operations may be adversely affected.

In addition, some of our third-party suppliers for components and fully assembled systems represent our only source for such products. If we are unable to continue to purchase such components and systems from such suppliers, we may face additional costs or delays, or be unable to obtain similar components and systems. These and other factors may have a material adverse effect on our business, results of operation or financial condition.

Demand for our products could be adversely affected by changes in end-user or consumer preferences, which could have a material adverse effect on our business, financial condition or results of operations.

Our net revenue depends primarily on the volume of purchases by our end-users in the e-commerce industry and other industries it serves. Changes in consumer preferences or behavior generally could negatively impact demand for our products which could have a material adverse effect on our business, financial condition or results of operations.

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

We maintain production facilities in three countries and territories, and our products are distributed to approximately 54 countries and territories around the world. A substantial portion of our operations are located outside of the United States and 59.0% of our 2023 revenue was generated outside of North America. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our North American and European operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact our cash flows or operations in those areas. Risks inherent in our international operations include:

•
foreign currency exchange controls and tax rates, and exchange rate fluctuations, including devaluations;
•
the potential for changes in regional and local economic conditions, including regional or local inflationary pressures and/or regional or local energy disruptions or price increases;
•
laws and regulations governing foreign investment, foreign trade and currency exchange, such as those on transfer or repatriation of funds, which may affect our ability to repatriate cash as dividends or otherwise and may limit our ability to convert foreign cash flows into USD;
•
restrictive governmental actions such as those on trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;
•
burdens and risks of complying with a number and variety of foreign laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “Foreign Corrupt Practices Act”);
•
compliance with tax laws, or changes to such laws or the interpretation of such laws, affecting taxable income, tax deductions, or other attributes relating to our non-U.S. earnings or operations;
•
difficulties of enforcing agreements and collecting receivables through certain foreign legal systems;
•
difficulties of enforcement and variations in protection of intellectual property and other legal rights;
•
more expansive legal rights of foreign unions or works councils, changes in labor conditions, and difficulties in staffing and managing international operations;
•
import and export delays or major disruptions to international or domestic trade routes due to strikes, shortages, acts of terrorism or acts of war could cause a delay in our supply chain operations;
•
geographic, language and cultural differences between personnel in different areas of the world; and
•
political, social, legal and economic instability, civil unrest, war, catastrophic events, or acts of terrorism could impact our supply chain.

These and other factors may have a material adverse effect on our international operations and, consequently, on our financial condition or results of operations.

A major loss of or disruption in our assembly and distribution operations could adversely affect our business, financial condition or results of operations.

A disruption in operations at one or more of our assembly and distribution facilities, or those of our suppliers, could have a material adverse effect on our business or operations. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, outbreaks of infectious diseases, strikes or other labor unrest, transportation interruption, government regulation, contractual disputes, political unrest or terrorism. For example, we operate in leased facilities worldwide. If we are unable to renew leases at existing facilities on favorable terms or to relocate our operations to nearby facilities in an orderly fashion upon the expiration of those leases, we could suffer interruptions in our production and significant increases in costs.

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

We translate net revenue and other results denominated in foreign currency into USD for our consolidated financial statements. As a result, we are exposed to currency fluctuations both in receiving cash from our international operations and in translating our financial results back to USD. During periods of a strengthening USD, reported international net revenue and net earnings could be reduced because foreign currencies may translate into fewer USD. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors.

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

Legal and Regulatory Risks

If significant tariffs or other restrictions are placed on the import of Chinese goods, if China places tariffs or other restrictions on the import of U.S. goods, or if relations between China and the U.S. were to deteriorate as a result of tensions in the South China Sea, with respect to Taiwan or otherwise, our business, financial condition or results of operations may be materially adversely affected.

If significant tariffs or other restrictions are placed on the import or export of Chinese goods or if China places significant tariffs or other restrictions on the import of U.S. goods, our business, financial condition or results of operations may be materially adversely affected. For example, in September 2018, the U.S. government assessed a 10% tariff on thousands of categories of goods, including parts that we import from China to our domestic facilities to assemble our protective systems. Additionally, the U.S. government continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. In addition, political tensions between the United States and China have escalated in recent years, including as a result of tensions in the South China Sea and with respect to Taiwan. Rising political tensions could reduce trade, investment, or other economic activities between the two major economies. If additional duties are imposed or increasingly retaliatory trade measures taken by either the United States or China, we could need to materially increase our capital expenditures relating to the assembly of our protective systems, which could require us to raise our prices and result in the loss of end-users and harm our operating performance. Alternatively, we may seek alternative supply sources outside of China which may result in significant costs and disruption to our operations. In any such event, our business could be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, the imposition of additional tariffs, or as a result of increased political tensions, any of which could cause us to raise prices or make changes to our operations, and could materially harm our business, financial condition or results of operations.

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

We are subject to a variety of evolving environmental and governmental regulations and product registration laws that expose us to potential financial liability and increased operating costs.

We are subject to a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture and assembly of our products, the discharge of pollutants into the air, soil and water and the use, handling, transportation, storage and disposal of hazardous materials. In addition, increasingly regulators are focusing on ESG matters and related disclosures, and we are subject to changing rules and regulations promulgated by organizations such as the SEC, NYSE and the Financial Accounting Standards Board.

These rules and regulations continue to evolve in scope and complexity, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S., European Union (“EU”) and the U.K. related to climate change and ESG could adversely affect our business, including initiatives and regulations deriving from the European Sustainability Reporting Standards promulgated by the EU in July 2023, under the EU’s Corporate Sustainability Reporting Directive (“CSRD”), which will require that we make certain disclosures in 2026 relating to our ESG impacts, risks and opportunities for fiscal year 2025. While we have begun the process of analyzing our business to determine the scope of our required disclosures, CSRD, as well as other sustainability-related disclosure requirements that may be adopted in other jurisdictions in which we operate, could require that we change the processes by which we currently collect sustainability-related data about our business, this increased disclosure regime, which in turn may lead to additional increased compliance costs and have a material adverse effect on our business, financial condition, or results of operations.

On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the proposed rule are not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. At the state level, in 2023 California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures; and requires companies that operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of such claims. There is also a risk of mismatch between U.S., EU, and U.K initiatives.

Outside of the U.S., U.K., and the EU, various government authorities have proposed or implemented carbon taxes, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, and mandatory TCFD-aligned reporting for public issuers and certain asset managers and private companies, among other requirements.

We cannot guarantee that our current ESG practices will meet future regulatory requirements, reporting frameworks, or best practices, increasing the risk of related enforcement, and compliance with new requirements may lead to increased management burden and related costs.

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

Some jurisdictions in which we operate have laws and regulations that govern the registration and labeling of some of our products. For example, we are subject to environmental compliance obligations for our European operations under the European Union (“EU”) Regulation “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Regulation No. 2006/1907) enacted on December 18, 2006. The regulation, known as REACH, imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. The EU also enacted in 2008 a “Classification, Labeling and Packaging” regulation, known as the CLP Regulation, which aligns the EU system of classification, labeling and packaging of chemical substances to the Globally Harmonized System. Other jurisdictions may impose similar requirements. Compliance with these requirements can be costly.

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

We face risks associated with ESG matters, including climate change

There has been an increased focus, including from investors, customers, regulators, and other stakeholders regarding ESG matters, including with respect to climate change; circular economy; packaging waste; sustainable supply chain practices; biodiversity, deforestation, land, energy, and water use; and diversity, equity, inclusion and belonging and other human capital matters. This increased awareness may result in more prescriptive reporting requirements, increased expectations with regards to transparency, and increased pressure to set targets and accountability with respect to meeting those targets.

We have established and publicly disclosed targets and other commitments related to ESG matters. All of our ESG targets and commitments are subject to a variety of assumptions, risks and uncertainties, many of which are outside our control. If we are unable to meet these targets or commitments on our projected timelines or at all, or if they are perceived negatively, including the perception that they are not sufficiently robust, or conversely, too costly, our reputation as well as our relationships with our investors, customers and other stakeholders could be harmed, which could adversely impact our business, financial condition or results of operations.

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

Sales of a substantial number of shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2023, JS Capital holds approximately 37.0% of our total outstanding shares. Additional sales of our common stock in the market may cause the market price of our common stock to drop significantly.

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

The price of our securities can vary due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. During 2023, our Class A common shares traded between $2.69 and $8.21 per share. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. In an active market for our securities, the trading price of our securities has been and may continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

We have outstanding debt, and the outstanding indebtedness may:

•
adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;
•
require us to dedicate a substantial portion of our cash flow to payment of principal and interest on our debt and fees on our letters of credit, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•
subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including our outstanding borrowings;
•
increase the possibility of an event of default under the financial and operating covenants contained in our existing debt instruments; and
•
limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions of our business than their competitors with less debt.

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

We are a borrower under senior secured credit facilities provided by Goldman Sachs Lending Partners LLC. Our senior secured credit facilities, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities which may adversely affect our ability to finance capital expenditures, acquisitions, debt service requirements or to engage in new business activities or otherwise adversely affect our ability to execute our business strategy compared to our competitors who have less debt. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, such agreements restrict our ability to, among other things:

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

We seek to expand beyond our core fiber-based PPS systems and develop products or business strategies that have wider applications for manufacturers, end-users, or consumers. For example, we believe our Automation and Machine Vision product lines provide significant improvements to end-of-line packaging speed and lower labor costs for many high-volume businesses. As businesses continue to focus on efficiency and automated solutions, we believe many will look for ways to improve production efficiencies and quality, driving further demand for our automated and machine vision product lines. Expanding into new markets would require us to devote substantial additional resources to such expansion, and our ability to succeed in developing such products to address such markets is not certain. It is likely that we would need to take additional steps, such as hiring additional personnel, partnering with new third parties and incurring considerable R&D expenses, in order to pursue such an expansion successfully.

Any such expansion would be subject to additional uncertainties. For example, we could encounter difficulties in attracting new end-users due to lower levels of familiarity with our brand among potential distributor partners and end-users in markets we do not currently serve and customer acceptance of our products is not guaranteed. As a result, we may not be successful in future efforts to expand into or achieve profitability from new markets, new business models or strategies or new product types, and our ability to generate net revenue from our current products and continue our existing business may be negatively affected. If any such expansion does not enhance our ability to maintain or grow net revenue or recover any associated development costs, our business, financial condition or results of operations could be adversely affected.

Uncertain global economic conditions, inflationary pressures, and geopolitical unrest have had and could continue to have an adverse effect on our financial condition or results of operations.

Uncertain global economic conditions, inflationary pressures, and geopolitical unrest have had and may continue to have an adverse impact on our business in the form of lower net revenue due to weakened demand, inflationary pressures, unfavorable changes in product price/mix, or lower profit margins. For example, global economic downturns and inflationary pressures have adversely impacted some of our end-users, such as automotive companies, distributors, electronic manufacturers, machinery manufacturers, home goods manufacturers and e-commerce and mail order fulfillment firms, and other end-users that are particularly sensitive to business and consumer spending.

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

We may not be able to successfully implement our strategic transformation initiatives, including our enterprise resource planning system implementation.

We have undertaken several projects to enhance productivity and performance, increase efficiency, and deliver cost savings throughout our business, which may not be achieved on the anticipated timelines, or at all. For example, during 2022, we implemented a new enterprise resource planning (“ERP”) system that is used to manage our business and summarize our operating results. The implementation of the new ERP system required the investment of significant financial and human capital resources. In addition, the implementation of the new ERP system affected operations, including scheduled downtime, processing and shipping inefficiencies, and the delay of pricing increases. Moreover, the implementation of our new ERP negatively impacted our internal control over financial reporting leading management to conclude that our internal control over financial reporting and our disclosure controls and procedures were ineffective at December 31, 2022. As disclosed in “Item 9A. Controls and Procedures” of this Report, while we have developed and taken steps to implement a plan to remedy the material weaknesses related to our ERP system, our internal control over financial reporting and our disclosure controls and procedures continued to be ineffective at December 31, 2023, and there can be no assurances as to whether we will successfully remediate the material weaknesses identified on a timely basis.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes, including our deferred tax assets, may be limited.

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

In the course of its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that gives rise to a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. These material weaknesses are described in more detail in this Report under “Item 9A. Controls and Procedures.” As a result of these material weaknesses, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective at December 31, 2023.

Although we have developed and have taken steps to implement plans to remediate the material weaknesses that led to the ineffectiveness of our internal control over financial reporting at December 31, 2022, there can be no assurance as to when our remediation plan related to our 2023 material weaknesses will be fully developed, when we will be able to fully implement it or the cost of such implementation. Until we fully implement our remediation plan, our management will continue to devote significant time and attention to these efforts. If we are unable to complete the remediation of all of our material weaknesses in a timely manner, or at all, or if our remediation plan is inadequate, we will continue to be subject to higher risk of failure to detect material errors in our future consolidated financial statements and the inability to timely file future periodic reports with the SEC, which in turn could materially and adversely affect investor confidence, our ability to raise new capital and the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is an integral part of the Company’s overall enterprise risk management framework. Our technology team, together with third-party information security experts, has designed our cybersecurity risk management program with industry best practices in mind and to provide a roadmap for handling cybersecurity threats and incidents, including threats and incidents associated with our use of third-party service providers, and facilitate cross-functional coordination within the Company. This roadmap includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of material cybersecurity threats and incidents.

Specifically, our technology team relies on third-party information security experts for risk assessment, monitoring, and system enhancements. In addition, our technology team provides training to all employees periodically, on an ongoing basis.

Our audit committee of the board of directors is responsible for ensuring that management has processes in place designed to identify and evaluate risks, including cybersecurity risks, to which the company is exposed and implements processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Our board of directors and/or our audit committee receive regular updates throughout the year on cybersecurity risks. At least annually, each of our board of directors and/or our audit committee receives reports on cybersecurity matters and related risk exposures from our Chief Technology Officer, or CTO. When covered during an audit committee meeting, the audit committee reports on its discussion of cybersecurity risks to the full board of directors.

Management, together with third-party information security service providers, is responsible for assessing material cybersecurity risks on an ongoing basis, ensuring processes are established to monitor and respond to such potential cybersecurity risks, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our CTO, who receives reports from our third-party information security service providers and technology team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents as well as resource levels, technology trends and third-party provider risks. Our CTO and technology team are experienced information systems security professionals and information security managers with many years of experience. Management, including the CTO and our technology team, periodically update the audit committee on the company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports annually that cover, among other topics, third-party assessments of the company’s cybersecurity programs, developments in cybersecurity and updates to the company’s cybersecurity programs and mitigation strategies.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – General Risk Factors – Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition or results of operations.” in this annual report on Form 10-K.

ITEM 2. PROPERTIES

The following table provides our locations and their various functions:

Function
Location	Segment	PPS System Assembly	Paper Consumables	Automation	Sales/ Administrative
Concord Township, Ohio[1]	North America	✓	✓	✓	✓
Eygelshoven, The Netherlands[2]	Europe/Asia	✓	✓	✓	✓
Shelton, Connecticut	North America	―	―	✓	✓
Kansas City, Missouri	North America	―	✓	―	―
Krimice, Czech Republic	Europe/Asia	―	―	―	✓
Laoshan, China	Europe/Asia	―	―	―	✓
Moenchengladbach, Germany	Europe/Asia	―	―	―	✓
Nyrany, Czech Republic	Europe/Asia	✓	✓	―	―
Paris, France	Europe/Asia	―	―	―	✓
Prague, Czech Republic	Europe/Asia	―	―	―	✓
Raleigh, North Carolina	North America	―	✓	―	―
Reno, Nevada	North America	―	✓	―	―
Sao Paulo, Brazil	Europe/Asia	―	―	―	✓
Shanghai, China	Europe/Asia	―	―	―	✓
Singapore	Europe/Asia	―	―	―	✓
Tokyo, Japan	Europe/Asia	―	―	―	✓
Iskandar Puteri, Malaysia	Europe/Asia	―	✓	―	―

[1] Global headquarters
[2] Europe/Asia regional headquarters

ITEM 3. LEGAL PROCEEDINGS

See Note 18 — Commitments and Contingencies to our consolidated financial statements for a description of our legal matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Shares are listed on the NYSE under the symbol, “PACK.”

Holders of Record

As of March 7, 2024, there were 16 holders of record of our Class A Common Shares and one holder of our Class C Common Shares. The actual number of holders is greater than the number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common shares to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements and general financial condition. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Our ability to declare dividends is limited by restrictive covenants contained within our senior secured credit facilities. Refer to Note 11— Long-Term Debt to our consolidated financial statements for further information.

Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The graph below compares the cumulative total return of our common stock from June 3, 2019 through December 31, 2023, with the comparable cumulative return of two indices, the Russell 2000 Index (“RTY”) and the Dow Jones U.S. Containers and Packaging Index (“DJUSCP”).

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

400
350
300
250
200
150
100
50
-
6/30/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
Ranpak
DJUSCP
RTY

Issuer Purchases of Equity Securities

On July 26, 2022, the Company's Board of Directors approved the repurchase of up to $50.0 million of shares of the Company's Class A common stock, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors. There have been no repurchases under the program to-date.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and related notes set forth in Part II, Item 8, as well as the discussion included in Part I, Item 1A, “Risk Factors,” of this Report. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. All amounts and percentages are approximate due to rounding.

Overview

We are a leading provider of environmentally sustainable, systems-based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. We generate revenue by providing our PPS systems and paper consumables to customers, which include direct end-users and our network of exclusive paper packaging solution distributors, and by providing end-of-line automation systems that solve challenges, including optimization, customization, and efficiency.

Highlights from fiscal year 2023 compared with fiscal 2022 included:

•
Net loss for 2023 decreased $14.3 million to $27.1 million from a net loss of $41.4 million in 2022.
•
EBITDA for 2023 increased $29.7 million to $62.6 million from $32.9 million in 2022.
•
AEBITDA for 2023 increased $9.7 million to $76.5 million from $66.8 million in 2022.

Key Performance Indicators and Other Factors Affecting Performance

We use the following key performance indicators and other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:

PPS Systems Base. We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	34.8	35.3	(0.5)	(1.4)
Void-Fill machines	83.7	81.6	2.1	2.6
Wrapping machines	22.7	22.2	0.5	2.3
Total	141.2	139.1	2.1	1.5

Paper Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we historically have negotiated supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including inflationary pressures, supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy, and chemicals. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. Although we look to pass increased market costs on to our customers to mitigate the impact of these costs, we are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some continued pressure on our gross margin in the medium term relative to our historical margin profile.

Effects of Currency Fluctuations. As a result of the geographic diversity of our operations, we are exposed to the effects of currency translation, which has affected the comparability of our results of operations between the periods presented in this Report and may affect the comparability of our results of operations in future periods. Currency transaction exposure results when we generate net revenue in one currency at one time and incur expenses in another currency at another time, or when we realize gain or loss on intercompany transfers. While we seek to limit currency transaction exposure by matching the currencies in which we incur sales and expenses, we may not always be able to do so.

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

We hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 12 — Derivative Instruments to the consolidated financial statements included elsewhere in this Report for additional information. Significant currency fluctuations could impact the comparability of our results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”

Inflationary Pressures and Other Costs. We have continued to experience inflationary pressures in 2023, which have adversely impacted some of our end-users, particularly e-commerce customers, that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. In 2022, inflationary pressures increased the costs of paper as well as shipping and logistics, among other costs, and the conflict in Ukraine caused certain headwinds including increased energy costs. Higher costs due to inflation and the conflict in Ukraine were partially offset by price increases, which mitigated the impact on our operating results. Our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for net revenue, an unwillingness by our customers to accept price increases or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated increases in interest rates and borrowing costs may also impact the ability of some of our end-users or suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows.

Results of Operations

The following tables set forth our results of operations for 2023 and 2022, presented in millions of dollars.

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for 2023 and 2022. This data is based on our historical financial statements included elsewhere in this Report, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for 2023 and 2022.

Comparison of 2023 to 2022

	Year Ended December 31,
	2023	2022	$ Change	% Change
Net revenue	$336.3	$326.5	$9.8	3.0
Cost of goods sold	213.0	226.9	(13.9)	(6.1)
Gross profit	123.3	99.6	23.7	23.8
Selling, general and administrative expenses	91.8	105.5	(13.7)	(13.0)
Depreciation and amortization expense	33.8	32.1	1.7	5.3
Other operating expense, net	5.2	4.5	0.7	15.6
Loss from operations	(7.5)	(42.5)	35.0	(82.4)
Interest expense	24.3	20.7	3.6	17.4
Foreign currency gain	(0.3)	(2.2)	1.9	(86.4)
Other non-operating income, net	(0.2)	(4.3)	4.1	(95.3)
Loss before income tax benefit	(31.3)	(56.7)	25.4	(44.8)
Income tax benefit	(4.2)	(15.3)	11.1	(72.5)
Net loss	$(27.1)	$(41.4)	$14.3	(34.5)

Non-GAAP
EBITDA	$62.6	$32.9	$29.7	90.3
AEBITDA (Constant Currency)	$76.5	$66.8	$9.7	14.5

Net Revenue

The following table and the discussion that follows compares our net revenue by geographic region and by product line for 2023 and 2022 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further details:

	Year Ended December 31,
	2023	2022	$ Change	% Change
North America	$137.3	$134.7	$2.6	1.9
Europe/Asia	199.0	191.8	7.2	3.8
Net revenue	$336.3	$326.5	$9.8	3.0

Cushioning machines	$145.8	$140.3	$5.5	3.9
Void-Fill machines	133.9	130.6	3.3	2.5
Wrapping machines	36.0	40.5	(4.5)	(11.1)
Other	20.6	15.1	5.5	36.4
Net revenue	$336.3	$326.5	$9.8	3.0

	Non-GAAP Constant Currency
	Year Ended December 31,
	2023	2022	$ Change	% Change
North America	$137.3	$134.7	$2.6	1.9
Europe/Asia	211.7	209.4	2.3	1.1
Net revenue	$349.0	$344.1	$4.9	1.4

Cushioning machines	$152.0	$149.2	$2.8	1.9
Void-Fill machines	138.3	136.6	1.7	1.2
Wrapping machines	37.1	41.8	(4.7)	(11.2)
Other	21.6	16.5	5.1	30.9
Net revenue	$349.0	$344.1	$4.9	1.4

Net revenue for 2023 was $336.3 million compared to net revenue of $326.5 million in 2022, an increase of $9.8 million or 3.0%. Net revenue was positively impacted by increases in cushioning, void-fill, and other revenue, partially offset by decreases in wrapping. Revenue continued to improve year over year on a consolidated basis driven by increased placement of packaging systems with end users, partially offset by the current consumer spend preferring experience over discretionary goods and the impact of inflationary and interest rate pressures on consumer and corporate spend. Cushioning increased $5.5 million, or 3.9%, to $145.8 million from $140.3 million. Void-fill increased $3.3 million, or 2.5%, to $133.9 million from $130.6 million. Wrapping decreased $4.5 million, or 11.1%, to $36.0 million from $40.5 million. Other sales, which includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories, increased $5.5 million, or 36.4%, to $20.6 million from $15.1 million, for 2023 compared to 2022.

The increase in net revenue is quantified by an increase in the volume of our paper consumable products of approximately 1.9% and a 1.3% increase in the sales of automated box sizing equipment, partially offset by a 1.7% decrease in the price or mix of our paper consumable products. Net revenue was also positively impacted by currency tailwinds. Constant currency net revenue was $349.0 million for 2023, a $4.9 million, or 1.4%, increase from constant currency net revenue of $344.1 million for 2022. On a constant currency basis, cushioning increased $2.8 million, or 1.9%, to $152.0 million from $149.2 million. Void-fill increased $1.7 million, or 1.2%, to $138.3 million from $136.6 million. Wrapping decreased $4.7 million, or 11.2%, to $37.1 million from $41.8 million. Other sales increased $5.1 million, or 30.9%, to $21.6 million from $16.5 million, for 2023 compared to 2022.

Net revenue in North America for 2023 totaled $137.3 million compared to net revenue in North America of $134.7 million in 2022. The increase of $2.6 million, or 1.9%, was attributable to an increase in cushioning sales of $0.1 million, an increase in void-fill sales of $4.7 million, and an increase in other sales of $3.1 million, partially offset by a decrease in wrapping sales of $5.3 million.

Net revenue in Europe/Asia for 2023 totaled $199.0 million compared to net revenue in Europe/Asia of $191.8 million in 2022. The increase of $7.2 million, or 3.8%, was driven by favorable currency exchange rates of the Euro to the U.S. dollar, as well as increases in cushioning sales of $5.4 million, wrapping sales of $0.8 million, and other sales of $2.4 million, partially offset by a decrease of $1.4 million in void-fill sales. Constant currency net revenue in Europe/Asia was $211.7 million for 2023, a $2.3 million, or 1.1%, increase from constant currency net revenue of $209.4 million for 2022. On a constant currency basis, the increase was attributable to an increase of cushioning sales of $2.7 million, an increase in wrapping sales of $0.5 million, an increase in other sales of $2.1 million, partially offset by a decrease in void-fill sales of $3.0 million compared to 2022.

Cost of Goods Sold

Cost of goods sold for 2023 totaled $213.0 million, a decrease of $13.9 million, or 6.1%, compared to $226.9 million in 2022. The decrease was primarily due to lower raw material costs and favorable currency exchange rates, partially offset by an increase in volume and increased manufacturing input costs. Additionally, currency rate fluctuations accounted for approximately 1.3% of the percentage increase in 2023 over the prior year.

Operating expenses

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for 2023 were $91.8 million, a decrease of $13.7 million, or 13.0%, from $105.5 million in 2022. The change in SG&A was largely due to a decrease in stock compensation expense primarily associated with the 2021 LTIP PRSUs, whose downward adjustments resulted from evaluations on their performance criteria, partially offset by increased employee compensation from increases in headcount and increased professional service fees. This was partially offset by currency rate fluctuations that increased SG&A expenses by 1.0% over the prior year.

Depreciation and Amortization. Depreciation and amortization expenses for 2023 were $33.8 million, an increase of $1.7 million, or 5.3%, from $32.1 million in 2022, primarily due to an increase in leasehold improvements, which resulted in additional depreciation of $1.3 million over the prior year. Additionally, currency rate fluctuations accounted for approximately 0.9% of the percentage increase in 2023 over the prior year.

Other Operating Expense, Net. Other operating expense, net, for 2023 was $5.2 million, an increase of $0.7 million, or 15.6%, from $4.5 million in 2022. The increase in other operating expense was due to higher losses on the sale of property, plant and equipment of $0.5 million compared to the prior year and higher research and development costs of $0.2 million.

Interest Expense

Interest expense for 2023 was $24.3 million, an increase of $3.6 million, or 17.4%, from $20.7 million in 2022. The change was due to increases in interest rates associated with our First Lien Credit Facilities. Currency rate fluctuations accounted for approximately 1.0% of the increase in 2023 over the prior year. We incurred additional non-cash expense of $0.5 million from amortization of deferred financing costs associated with the amendment of our First Lien Credit Facilities compared to 2022. Additionally, our $50.0 million notional interest rate swap at 1.5% matured on June 1, 2023.

Foreign Currency (Gain) Loss

Foreign currency gain for 2023 was $0.3 million, a decrease of $1.9 million, or 86.4%, from a foreign currency gain of $2.2 million in 2022 due to the volatility in Euro exchange rates compared to USD.

Other Non-Operating Expense (Income), Net

Other non-operating income, net was $0.2 million in 2023 and $4.3 million in 2022, a decrease of $4.1 million year over year. In 2022 the other non-operating income was primarily related to the unrealized gain on our investment in Pickle.

Income Taxes

Income tax benefit for 2023 was $4.2 million, or an effective tax rate of 13.4%. Income tax benefit was $15.3 million in 2022, or an effective tax rate of 27.3%. The fluctuation in the effective tax rate between periods, and the difference between the effective tax rate and the U.S. federal statutory rate, was primarily attributable to stock-based compensation adjustments.

Comparison of 2022 to 2021

Discussions of 2021 items and comparisons between 2022 and 2021 that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for 2022.

Presentation and Reconciliation of GAAP to Non-GAAP Measures

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
•
AEBITDA does not consider the potentially dilutive impact of stock-based compensation;
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

EBITDA. EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; and depreciation and amortization.

AEBITDA. AEBITDA is a non-GAAP financial measure that we present on a constant currency basis and calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items; as further adjusted to reflect the performance of the business on a constant currency basis.

In addition, we include certain other unaudited, non-GAAP constant currency data for 2023 and 2022. This data is based on our historical financial statements included elsewhere in this Report, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for 2023 and 2022. As noted above, we believe that in order to better understand the performance of the Company, providing non-GAAP financial measures to users of our financial information is helpful. We believe presentation of these non-GAAP measures is useful because they are many of the key measures that allow management to evaluate more effectively our operating performance and compare the results of our operations from period to period and against peers without regard to financing methods or capital structure. Management does not consider these non-GAAP measures in isolation or as an alternative to similar financial measures determined in accordance with GAAP. The computations of EBITDA and AEBITDA may not be comparable to other similarly titled measures of other companies. These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, measures of financial performance as determined in accordance with GAAP or as indicators of operating performance.

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Report for 2023 and 2022:

	Non-GAAP Measures
	Year Ended December 31,
	2023	2022	$ Change	% Change
Net revenue	$336.3	$326.5	$9.8	3.0
Cost of goods sold	213.0	226.9	(13.9)	(6.1)
Gross profit	123.3	99.6	23.7	23.8
Selling, general and administrative expenses	91.8	105.5	(13.7)	(13.0)
Depreciation and amortization expense	33.8	32.1	1.7	5.3
Other operating expense, net	5.2	4.5	0.7	15.6
Loss from operations	(7.5)	(42.5)	35.0	(82.4)
Interest expense	24.3	20.7	3.6	17.4
Foreign currency gain	(0.3)	(2.2)	1.9	(86.4)
Other non-operating income, net	(0.2)	(4.3)	4.1	(95.3)
Loss before income tax benefit	(31.3)	(56.7)	25.4	(44.8)
Income tax benefit	(4.2)	(15.3)	11.1	(72.5)
Net loss	(27.1)	(41.4)	14.3	(34.5)

Depreciation and amortization expense – COS	35.8	36.8	(1.0)	(2.7)
Depreciation and amortization expense – D&A	33.8	32.1	1.7	5.3
Interest expense	24.3	20.7	3.6	17.4
Income tax benefit	(4.2)	(15.3)	11.1	(72.5)
EBITDA(1)	62.6	32.9	29.7	90.3

Adjustments(2):
Unrealized gain translation	(0.3)	(2.3)	2.0	(87.0)
Non-cash impairment losses	1.5	1.0	0.5	50.0
M&A, restructuring, severance	5.8	2.0	3.8	190.0
Amortization of restricted stock units	(10.2)	18.3	(28.5)	(155.7)
Amortization of cloud-based software implementation costs(3)	3.0	2.8	0.2	7.1
Cloud-based software implementation costs	4.3	7.4	(3.1)	(41.9)
Unrealized gain on investment in small private business	-	(3.9)	3.9	(100.0)
SOX remediation costs	4.2	-	4.2	-
Other adjustments	2.5	4.3	(1.8)	(41.9)
Constant currency	3.1	4.3	(1.2)	(27.9)
Constant Currency AEBITDA(1)	$76.5	$66.8	$9.7	14.5

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

Liquidity and Capital Resources

We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our cash and cash equivalents of $62.0 million as of December 31, 2023, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements.

Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of PPS systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. We continue to evaluate our inventory requirements and adjust according to our volume forecasts. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets from macroeconomic factors could make obtaining new equity or debt financing more difficult or expensive.

Including finance lease liabilities and excluding deferred financing costs, we had $407.4 million in debt, $2.5 million of which was classified as short-term, as of December 31, 2023, compared to $396.9 million in debt, $2.4 million of which was classified as short-term, as of December 31, 2022. At December 31, 2023, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through March 14, 2024.

Debt Profile

The material terms of our debt are summarized in Note 11 — Long-Term Debt to the consolidated financial statements included elsewhere in this Report. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2025. As of December 31, 2023, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit reduces the amount available under the revolving facility.

Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or, as of the effectiveness of Amendment No. 2, the SOFR rate, or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of December 31, 2023 and 2022, was 9.44% and 7.88%, respectively. The interest rate for the First Lien Euro Term Facility as of December 31, 2023 and 2022 was 7.86% and 5.25%, respectively. Global interest rates have risen meaningfully in 2023 and we expect continued volatility in the interest expense related to these facilities.

The Facilities also provide us with the option to increase commitments under the Facilities in an aggregate amount not to exceed the sum of (i) the greater of $95.0 million and 100% of Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the four consecutive fiscal quarters most recently ended, plus (ii) the amounts of any voluntary prepayments of the First Lien Term Facility (and, in the case of the Revolving Facility, to the extent such voluntary prepayments are accompanied by permanent commitment reductions under the Revolving Facility) plus (iii) additional amounts subject to the relevant net leverage ratio tests and other conditions specified in the Credit Agreement.

The Credit Agreement contains customary events of default, representations and warranties, and affirmative and negative covenants. Such covenants, among other things, restricts our ability to (i) declare dividends or redeem or repurchase capital stock, including with respect to Class A common stock, (ii) prepay, redeem or purchase other debt, (iii) incur liens, (iv) make loans, guarantees, acquisitions and other investments, (v) incur additional indebtedness, (vi) engage in sale and leaseback transactions, (vii) amend or otherwise alter debt and other material agreements, (viii) engage in mergers, acquisitions and asset sales, (ix) engage in transactions with affiliates, and (x) enter into arrangements that would prohibit us from granting liens or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries.

The First Lien Term Facility also requires us to make mandatory prepayments of term loans upon the occurrence of certain events, including (i) the requirement to apply 50% of excess cash flow (as defined in the Credit Agreement), subject to step-downs to 25% if the first lien leverage ratio is less than or equal to 4.50:1.00 and greater than 4.00:1.00 and 0% if the first lien leverage ratio is less than or equal to 4.00:1:00 and additional deductions, to mandatorily prepay term loans under the Credit Agreement (ii) the receipt of certain insurance/condemnation proceeds or net proceeds from specified asset sales and sale-leasebacks, subject to step-downs based on our first lien leverage ratio; provided that in lieu of a prepayment, we may instead reinvest such proceeds in specified assets subject to certain conditions, and (iii) the incurrence or issuance of non-permitted debt, following which we must pay 100% of specified net proceeds received in connection therewith.

The Revolving Facility also requires us to maintain a maximum first lien net leverage ratio of 7.50:1:00 as of the four consecutive fiscal quarters most recently ended. This “springing” financial covenant is tested on the last day of each fiscal quarter, but only if on such date the sum of (i) the principal amount of outstanding revolving loans under the Revolving Facility, (ii) drawings on letters of credit under the Revolving Facility, and (iii) the face amount of non-cash collateralized letters of credit under the Revolving Facility in excess of $2.5 million exceeds an amount equal to 35% of the total revolving commitments under the Revolving Facility.

The Facilities are secured by substantially all of the assets of the Company. No mandatory prepayments were required as of December 31, 2023, and the Company was in compliance with all debt covenants.

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$52.6	$1.1
Net cash used in investing activities	(52.4)	(37.9)
Net cash used in financing activities	(1.8)	(4.5)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.2
Net decrease in cash and cash equivalents	(0.8)	(41.1)
Cash and Cash Equivalents, beginning of period	62.8	103.9
Cash and Cash Equivalents, end of period	$62.0	$62.8

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $52.6 million in 2023. Cash provided by operating activities was $1.1 million in 2022. The increase in operating cash flows is primarily due to changes in working capital adjustments and decreased input costs.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $52.4 million in 2023 and reflects cash used for production of converter equipment and leasehold improvements for our new facilities in Connecticut and The Netherlands, net of $2.9 million in proceeds from the sale of our building and land located in Heerlen, The Netherlands. Cash used in investing activities was $37.9 million in 2022 and reflects cash used for production of converter equipment and the renovation of our global headquarters in Concord, Ohio, and an investment in Pickle, partially offset by cash received in termination of cross-currency swaps.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $1.8 million in 2023 and reflects payments on finance lease liabilities, legal fees paid related to a modification of our debt facilities, debt repayments, and tax payments for withholdings on stock compensation, partially offset by proceeds from equipment financing, net of repayments. Net cash used in financing activities was $4.5 million in 2022 and reflects debt repayments, and tax payments for withholdings on stock compensation.

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

The table below presents our significant enforceable and legally binding obligations and future commitments as of December 31, 2023.

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
First Lien Term Facility(1)	$402.8	$1.6	$401.2	$-	$-
Operating leases(2)	45.7	6.2	10.5	6.2	22.8
Finance leases(2)	2.1	1.0	1.0	0.1	-
Total	$450.6	$8.8	$412.7	$6.3	$22.8

(1) Consists of cash obligations under the First Lien Term Facility, which are described in more detail in Note 11 — Long-Term Debt in the notes to our Consolidated Financial Statements. Interest payments on the First Lien Term Facility are calculated quarterly using variable interest rates based on market indices and, as a result, are not readily determinable for this analysis.

(2) See further discussion in Note 17 — Leases in the Notes to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Critical Accounting Policies and Estimates

Our accounting principles and the methods of applying these principles are in accordance with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements. The following accounting policies include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain. For information on our significant accounting policies, including the policies discussed below, see Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included elsewhere in this Report.

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

Our revenue associated with our PPS business contains (i) a non-lease component (the paper consumables) accounted for as revenue under ASC 606 and (ii) a lease component (our PPS systems) accounted for as machine lease revenue under ASC Topic 842, Leases (“ASC 842”). We allocate a percentage of PPS paper revenue to machine lease revenue using the residual approach to estimate the standalone selling price of our PPS systems to customers. The allocation is performed based on the number of PPS systems in the field. We do not sell or transfer ownership of our PPS systems to our customers. Our lease agreements with customer for PPS systems are for one year, or less, and renew annually. Revenue for paper consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Machine lease revenue is recognized on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year.

Our Automation machines are highly customized to customer specific needs, and termination is only allowed in the case of breach of contract, and as such Ranpak is entitled to all consideration from the production of the machine. Ranpak cannot sell the machine to another customer due to the level of customization, and as such, there is not an alternative use for the product produced. Because of these factors, Ranpak recognizes machine revenue over time on a contract-by-contract basis using an input method, based on the percentage of costs and effort incurred to complete the construction of the machine.

We sell our products to end-users primarily through an established distributor network and direct sales to select end-users. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net revenue on the Consolidated Statements of Operations.

Charges for rebates and other allowances are recognized as a deduction from revenue on an accrual basis in the period in which the associated revenue is recorded. When we estimate our rebate accruals, we consider customer-specific contractual commitments including stated rebate rates and history of actual rebates paid. Our rebate accruals are reviewed at each reporting period and adjusted to reflect data available at that time. We adjust the accruals to reflect any differences between estimated and actual amounts. These adjustments impact the amount of net revenue recognized by us in the period of adjustment. Charges for rebates and other allowances were approximately 12.0%, 10.0% and 7.4% of revenue in 2023, 2022, and 2021, respectively. Refer to Note 8 — Contracts with Customers, of the Notes to consolidated financial statements for further discussion of revenue.

We recognize incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, we generally expense sales commissions when incurred because the contract term is less than one year. These costs are recorded within sales and marketing expenses.

Goodwill. Goodwill is not subject to amortization but is tested for impairment annually at a reporting unit level (October 1st) and between annual tests if events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units (North America and Europe/Asia), assignment of goodwill to reporting units, and determination of the fair value of reporting units. We assess, use estimates, and make judgments regarding a variety of factors that may impact the fair value of the goodwill reporting unit being tested. These estimates and judgments include, but are not limited to, projected revenues, gross margin, operating expense, residual growth rate, and discount rate, which are dependent on business plans, anticipated future cash flows, economic projections, and other market data.

The test for goodwill used unobservable inputs that required significant judgment and were performed using a combination of the Discounted Cash Flow Method and the Guideline Public Company Method in order to determine fair value. Upon completion of the annual impairment assessment, we concluded that each area was not impaired. However, the test for one of our goodwill reporting units that encompasses our business in North America indicated that fair value of the reporting unit was close to approximating carrying value. The unobservable inputs that required significant judgment include estimates and assumptions affected by conditions specific to our businesses, economic conditions related to the industries in which we operate, and conditions in the global economy. Changes in these estimates and assumptions may result in an impairment charge for the North America reporting unit.

The assumptions that have the most significant effect on the fair values of our goodwill reporting units derived using the Discounted Cash Flow Method are (i) the expected revenue growth rate, (ii) gross margin, (iii) projected operating expense (iv) the weighted average cost of capital (“WACC”), (v) and the residual growth rate for each reporting unit. A hypothetical individual decrease in the expected long-term revenue growth rate by approximately 1.6%, a hypothetical decrease in the long-term gross profit assumption of approximately 2.4%, a hypothetical increase in the long-term operating expense assumption of 2.4%, or a decrease in the residual revenue growth rate of 1.2% would result in an impairment charge. Separately, a hypothetical increase in the WACC by approximately 0.7% would have resulted in an impairment charge in the North America reporting unit.

We believe that our estimates and assumptions used in our annual impairment assessment are reasonable but are subject to change from period to period. Because there are inherent uncertainties in these estimates and judgments, significant differences between actual results of operations and other factors and the estimates used could result in significant differences and if we fail an impairment test, any non-cash impairment charge may have an adverse effect on our results of operations and financial condition.

Recently Issued and Adopted Accounting Pronouncements

For recently issued and adopted accounting pronouncements, see Note 2 — Basis of Presentation and Summary of Significant Accounting Policies of the Notes to consolidated financial statements included elsewhere in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our credit facilities would have resulted in a $10.0 million impact on our cash interest expense for 2023. We use fixed interest rate swap agreements to manage this exposure.

Refer to Note 11 — Long-Term Debt and Note 12 —Derivative Instruments to the Notes to consolidated financial statements included elsewhere in this Report for additional information on our indebtedness and interest rate swap agreements.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our reporting currency. See “Effect of Currency Fluctuations” in Item 7 previously for more information about Ranpak’s foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with a cross currency swap. Refer to Note 12 — Derivative Instruments to the Notes to consolidated financial statements included elsewhere in this Report for additional information.

For 2023, net revenue denominated in currencies other than USD amounted to $199.0 million or 59.2% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to USD would have caused our reported net revenue for 2023 to increase or decrease by approximately $19.9 million.

Commodity Price Risk

While our business is significantly impacted by price fluctuations related to the purchase, production and sale of paper products, we historically have negotiated prices with suppliers on an annual basis and negotiate prices with distributors reflecting competitive market terms, which mitigates the impact market price fluctuations in paper purchase or sale prices may have on our operating results. Our strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand. However, due to global inflation and other macroeconomic factors, as well as geopolitical unrest, in 2022 we were subject to significantly more commodity price volatility than we have historically experienced, and we may be exposed to this volatility in the future. Where possible, we seek to pass increases in paper prices on to our customers, but we are unable to predict our ability to do so in the future. We expect some continued pressure on our gross margin in the medium term relative to our historical margin profile as a result of these factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Report.

Ranpak Holdings Corp.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ranpak Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ranpak Holdings Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years then ended and the related notes (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of the North America and Europe/Asia reporting units

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company had a goodwill balance of $450.1 million as of December 31, 2023. Goodwill is tested for possible impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. Management conducted their annual testing for goodwill impairment as of October 1, 2023. The Company used a combination of the discounted cash flow and guideline public company methods to estimate the fair value of its reporting units. Upon completion of this testing, the Company concluded that goodwill was not impaired.

We identified the evaluation of the estimated fair value of the North America and Europe/Asia reporting units as a critical audit matter. A high degree of subjective auditor judgment was required to assess the forecasted revenue, forecasted cost of sales, and discount rate assumptions used in the discounted cash flow method, as the fair value of each reporting unit was sensitive to changes to these assumptions. Additionally, the use of professionals with specialized skills and knowledge was required to assess the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the reasonableness of the Company’s forecasted revenue for each reporting unit by comparing it to historical operating results and third-party market data, which included macroeconomic forecasts and industry reports. We evaluated the reasonableness of the Company’s forecasted cost of sales for each reporting unit by comparing it to historical operating results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate for each reporting unit by comparing it against a discount rate range that was independently developed using economic data and publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Cleveland, Ohio

March 14, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ranpak Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows of Ranpak Holdings Corp. and subsidiaries (the “Company”) for the year ended December 31, 2021, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Ranpak Holdings Corp.

Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Paper revenue	$264.2	$261.3	$321.4
Machine lease revenue	51.5	50.1	47.7
Other revenue	20.6	15.1	14.8
Net revenue	336.3	326.5	383.9
Cost of goods sold	213.0	226.9	235.0
Gross profit	123.3	99.6	148.9
Selling, general and administrative expenses	91.8	105.5	98.3
Depreciation and amortization expense	33.8	32.1	35.0
Other operating expense, net	5.2	4.5	3.4
Income (loss) from operations	(7.5)	(42.5)	12.2
Interest expense	24.3	20.7	22.4
Foreign currency gain	(0.3)	(2.2)	(5.3)
Other non-operating income, net	(0.2)	(4.3)	-
Loss before income tax benefit	(31.3)	(56.7)	(4.9)
Income tax benefit	(4.2)	(15.3)	(2.1)
Net loss	$(27.1)	$(41.4)	$(2.8)

Two-class method
Basic and diluted loss per share	$(0.33)	$(0.51)	$(0.04)
Class A – basic and diluted loss per share	$(0.33)	$(0.51)	$(0.04)
Class C – basic and diluted loss per share	$(0.34)	$(0.51)	$(0.03)

Weighted average number of shares outstanding – Class A and C – basic and diluted	82,374,605	81,877,334	78,542,734

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$2.0	$(7.2)	$(13.1)
Interest rate swap adjustments	(7.9)	14.1	7.3
Total other comprehensive income (loss), before tax	(5.9)	6.9	(5.8)
Provision (benefit) for income taxes related to other comprehensive income (loss)	(2.8)	4.3	2.3
Total other comprehensive income (loss), net of tax	(3.1)	2.6	(8.1)
Comprehensive loss, net of tax	$(30.2)	$(38.8)	$(10.9)

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Balance Sheets

(in millions, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$62.0	$62.8
Accounts receivable, net	31.6	33.0
Inventories, net	17.3	25.0
Income tax receivable	0.9	2.1
Prepaid expenses and other current assets	13.1	16.7
Total current assets	124.9	139.6

Property, plant and equipment, net	142.1	124.0
Operating lease right-of-use assets, net	23.7	6.0
Goodwill	450.1	446.7
Intangible assets, net	345.4	372.1
Deferred tax assets	0.1	0.6
Other assets	36.4	44.5
Total assets	$1,122.7	$1,133.5

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$17.6	$24.3
Accrued liabilities and other	22.1	10.6
Current portion of long-term debt	2.5	1.3
Operating lease liabilities, current	3.8	2.0
Deferred revenue	2.0	0.9
Total current liabilities	48.0	39.1

Long-term debt	397.8	391.7
Deferred tax liabilities	71.6	80.8
Derivative instruments	6.3	3.7
Operating lease liabilities, non-current	24.7	4.0
Other liabilities	2.3	1.4
Total liabilities	550.7	520.7

Commitments and contingencies – Note 18
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at December 31, 2023 and 2022
Shares issued and outstanding: 79,684,170 and 79,086,372 at December 31, 2023 and 2022, respectively	-	-
Convertible Class C common stock, $0.0001 par, 200,000,000 shares authorized at December 31, 2023 and 2022
Shares issued and outstanding: 2,921,099 at December 31, 2023 and 2022	-	-
Additional paid-in capital	693.7	704.3
Accumulated deficit	(123.8)	(96.7)
Accumulated other comprehensive income	2.1	5.2
Total shareholders' equity	572.0	612.8
Total liabilities and shareholders' equity	$1,122.7	$1,133.5

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	69,005,059	$-	6,511,293	$-	$564.7	$(52.5)	$10.7	$522.9
May 2021 Equity Offering	5,250,000	-	-	-	103.4	-	-	103.4
Stock-based awards vested and distributed	541,433	-	-	-	(1.7)	-	-	(1.7)
Shareholder conversion of Class C to Class A	3,590,194	-	(3,590,194)	-	-	-	-	-
Issue Director shares	95,338	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	22.5	-	-	22.5
Net loss	-	-	-	-	-	(2.8)	-	(2.8)
Other comprehensive loss	-	-	-	-	-	-	(8.1)	(8.1)
Balance at December 31, 2021	78,482,024	$-	2,921,099	$-	$688.9	$(55.3)	$2.6	$636.2
Stock-based awards vested and distributed	533,572	-	-	-	(2.9)	-	-	(2.9)
Issue Director shares	70,776	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	18.3	-	-	18.3
Net loss	-	-	-	-	-	(41.4)	-	(41.4)
Other comprehensive income	-	-	-	-	-	-	2.6	2.6
Balance at December 31, 2022	79,086,372	$-	2,921,099	$-	$704.3	$(96.7)	$5.2	$612.8
Stock-based awards vested and distributed	476,534	-	-	-	(0.4)	-	-	(0.4)
Issue Director shares	121,264	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	(10.2)	-	-	(10.2)
Net loss	-	-	-	-	-	(27.1)	-	(27.1)
Other comprehensive loss	-	-	-	-	-	-	(3.1)	(3.1)
Balance at December 31, 2023	79,684,170	$-	2,921,099	$-	$693.7	$(123.8)	$2.1	$572.0

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net loss	$(27.1)	$(41.4)	$(2.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69.6	69.0	73.6
Amortization of deferred financing costs	2.2	1.5	1.9
Loss on disposal of fixed assets	1.4	1.1	1.8
Deferred income taxes	(5.9)	(19.7)	(12.8)
Amortization of initial value of interest rate swap	(2.4)	(0.8)	(0.8)
Foreign currency gain	(0.3)	(2.2)	(5.5)
Amortization of restricted stock units	(10.2)	18.3	22.5
Amortization of cloud-based software implementation costs	3.0	2.8	-
Unrealized gain on investments in small private businesses	-	(3.9)	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	6.9	9.1	(6.9)
(Increase) decrease in inventory	5.3	7.6	(17.2)
(Increase) decrease in prepaid expenses and other assets	(2.3)	(1.6)	(0.5)
Increase (decrease) in accounts payable	(0.7)	(12.4)	5.7
Increase (decrease) in accrued liabilities	6.6	(14.4)	6.9
Change in other assets and liabilities	6.5	(11.9)	(11.6)
Net cash provided by operating activities	52.6	1.1	54.3

Cash Flows from Investing Activities
Capital expenditures:
Converter equipment	(31.4)	(31.6)	(42.3)
Other capital expenditures	(23.9)	(13.2)	(12.2)
Total capital expenditures	(55.3)	(44.8)	(54.5)
Cash paid for investments in small private businesses	-	(2.1)	(14.1)
Proceeds from sale of plant, property, and equipment	2.9	-	-
Cash inflow from settlement of net investment hedges	-	10.0	-
Patent and trademark expenditures	-	(1.0)	(1.2)
Net cash used in investing activities	(52.4)	(37.9)	(69.8)

Cash Flows from Financing Activities
Proceeds from equity offerings, gross	-	-	104.0
Prepayments on term loan	-	-	(20.9)
Principal payments on term loans	(1.9)	(1.1)	(1.6)
Financing costs of debt and equity transactions	(1.0)	-	(0.6)
Proceeds from equipment financing	3.2	-	-
Payments on equipment financing	(0.5)	-	-
Payments on finance lease liabilities	(1.1)	(0.9)	(0.7)
Exit Payment	-	-	(8.2)
Tax payments for withholdings on stock-based awards distributed	(0.5)	(2.5)	-
Net cash provided by (used in) financing activities	(1.8)	(4.5)	72.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.8	0.2	(1.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(0.8)	(41.1)	55.4
Cash and Cash Equivalents, beginning of period	62.8	103.9	48.5
Cash and Cash Equivalents, end of period	$62.0	$62.8	$103.9

See notes to consolidated financial statements.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 1 — Nature of Operations

We are a leading provider of environmentally sustainable, systems-based, product protection solutions and end-of-line automation solutions for e-commerce and industrial supply chains. Through our proprietary protective packaging solutions (“PPS”) systems and paper consumables, we offer a full suite of protective packaging solutions. Our business is global, with a strong presence in the United States and Europe.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and with instructions to Form 10-K and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to annual financial information.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. All amounts are in millions, except share and per share amounts.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among other items, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives and recoverability of tangible assets and goodwill and other intangible assets, costs for incentive compensation, and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the consolidated financial statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates and such differences could be material.

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

We sell our PPS products to end-users primarily through an established distributor network and direct sales to select end-users. For both customer types, the customer is granted the right to use our machine(s) for which we charge an annual or quarterly fixed fee or may waive the fee at management’s discretion. Our revenue associated with our PPS business contains (i) a non-lease component (the paper consumables) accounted for as revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and (ii) a lease component (our PPS systems) accounted for as machine lease revenue under ASC Topic 842, Leases (“ASC 842”). Machine lease revenue is recognized on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year.

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Revenue for paper consumables is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Maintenance revenue is based on a fixed fee that is recognized straight-line on the basis that the level of effort is consistent over the term of the contract.

We determine the standalone selling price for a performance obligation sold on a standalone basis. We offer rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and our efforts to provide consumables. We allocate a percentage of PPS paper revenue to machine lease revenue using the residual approach to estimate the standalone selling price of our PPS systems to customers. The allocation is performed based on the number of PPS systems in the field. We do not sell or transfer ownership of our PPS systems to our customers. Our lease agreements with customer for PPS systems are for one year, or less, and renew annually.

We have forms of variable consideration present in our contracts with customers, including rebates and other discounts. Charges for rebates and other allowances were approximately 12.0%, 10.0%, and 7.4% of revenue in 2023, 2022, and 2021 respectively. For all contracts that contain a form of variable consideration, we estimate at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determine how much consideration is payable to the customer or how much consideration we would be able to recover from the customer based on the structure of the type of variable consideration, using either the expected value method or the most likely amount method. In most cases the variable consideration in contracts with customers results in amounts payable to the customer by the Company. We adjust the contract transaction price based on any changes in estimates each reporting period and perform an inception to date cumulative adjustment to the amount of revenue previously recognized. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

We recognize revenue from each Automation product separately, on a contract by contract basis (i.e. by individual machine). Each contract represents its own unit of accounting. Our Automation machines are highly customized to customer specific needs, and termination is only allowed in the case of breach of contract, and as such Ranpak is entitled to all consideration from the production of the machine. Ranpak cannot sell the machine to another customer due to the level of customization, and as such, there is not an alternative use for the product produced. Because of these factors, Ranpak recognizes machine revenue over time on a contract by contract basis using an input method, based on the percentage of costs and effort incurred to complete the construction of the machine. We also sell extended warranties, preventative maintenance services, spare parts and spare part packages related to our sale of Automation products. We recognize revenue on maintenance contracts and spare parts separately from their Automation products. Revenue for the sale of spare parts is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Maintenance revenue is based on a fixed fee that is recognized straight-line on the basis that the level of effort is consistent over the term of the contract.

We recognize incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, we generally expense sales commissions when incurred because the contract term is less than one year. These costs are recorded within SG&A expenses. We elected to account for shipping and handling costs as fulfillment activities.

Sales, value-added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue on the Consolidated Statements of Operations.

Contract Balances and Deferred Revenue — The time between when a performance obligation is satisfied and when billing and payment occur is closely aligned and performance obligations do not extend beyond one year. The transfer of control of our products

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

results in an unconditional right to receive consideration. Contract assets arise as revenue is recognized prior to billing the customer in accordance with the terms of the contract.

Deferred revenue represents contractual amounts received from customers that exceed revenue recognized for automation equipment sales, as well as prepayments for machine fees that are amortized over the next quarter. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the Consolidated Balance Sheets.

Advertising Costs — Advertising cost includes cost associated with trade shows. We expense advertising costs as incurred within selling, general and administrative (“SG&A”) expense. Advertising costs totaled $1.1 million, $1.1 million, and $0.9 million in 2023, 2022, and 2021 respectively.

R&D Costs — Typically, we expense research and development (“R&D”) costs as incurred, however, we may capitalize into other assets certain R&D costs that are associated with R&D activities that lead to constructed assets with alternative future uses. Capitalized costs are then amortized into R&D expense. R&D expense and amortization of capitalized R&D assets are included within other operating expense, net and collectively totaled $3.7 million, $3.6 million, and $1.7 million in 2023, 2022, and 2021 respectively.

Cash and Cash Equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market fund was approximately $17.6 million and $30.5 million at December 31, 2023 and 2022, respectively. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.

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

Inventories — Inventories consist of unprocessed and finished paper, as well as materials to produce automation machines. Inventories are stated at the lower of cost or net realizable value. Cost for all inventories is determined using a weighted average cost method applied on a consistent basis. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. Refer to Note 4 — Inventories, net for further detail.

Property, Plant, and Equipment — Property, plant, and equipment are stated at cost less accumulated depreciation. Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. Depreciation and amortization are computed using the straight-line method over the estimated useful lives as follows:

Estimated Useful Lives
Buildings and improvements	2 - 20 years
Leasehold improvements	2 - 15 years
Machinery and equipment	2 - 10 years
Converting machines	2 - 5 years
Computer and office equipment	2 - 10 years

We consider converting machines that are returned for reconditioning to be only temporarily idled for a short period of time before they are returned to productive use, where we will continue to receive the ongoing benefit of the asset. Therefore, depreciation on these converting machines is not paused or ceased. When a converting machine undergoes a significant reconditioning, the useful life is evaluated and extended based on management’s judgment.

Capitalized Cloud-Based Software Implementation Costs — We are engaged with third party software service providers for cloud computing hosting arrangements for various functions across our business, including our enterprise resource planning system, human resources information system, and customer relationship management system. In these arrangements, we do not take possession of the

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

software, rather the software resides on the service providers’ hardware and we access it remotely. Costs associated with implementation of cloud-based software are capitalized into other assets, then amortized over seven years into SG&A expenses. The net balance of capitalized cloud-based software implementation costs was $19.2 million and $18.3 million at December 31, 2023 and 2022, respectively. Amortization expense of capitalized cloud-based software implementation costs was $3.0 million and $2.8 million in 2023 and 2022, respectively. Amounts in 2021 were not material.

Leases — We determine if an arrangement is a lease at contract inception and exercise judgment and apply certain assumptions when determining the discount rate, lease term, and lease payments. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, current liabilities, and long-term debt in our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate, which we calculate based on the estimated interest rate for collateralized borrowing over a similar term of the lease payments at commencement. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that we are reasonably certain to exercise. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Goodwill is not subject to amortization but is tested for impairment annually as of October 1st, through a qualitative or quantitative assessment and when events and circumstances indicate that the estimated fair value of a reporting unit (North America and Europe/Asia) may no longer exceed its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

We conduct testing and analysis of our asset groups annually as of October 1st. The evaluation of our asset groups used unobservable inputs that required significant judgment and were performed using an undiscounted cash flow analysis where the undiscounted cash flows expected to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups. Upon completion of these tests, we concluded that the carrying values of our asset groups were recoverable and not impaired. There were no impairments in 2023, 2022, and 2021.

Derivative Instruments — We use derivatives as part of the normal business operations to manage our exposure to fluctuations in interest rates associated with variable interest rate debt and adverse fluctuations in foreign currency exchange rates and to decrease the

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

volatility of cash flows affected by these fluctuations. We have established policies and procedures that govern the risk management of these exposures.

We use interest rate swap contracts to partially manage interest rate exposures. Derivatives are recorded in the Consolidated Balance Sheets at fair value in accrued liabilities and other and derivative instruments. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings. The changes in the fair values of derivatives not designated as hedges are recognized directly in earnings, as a component of interest expense.

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

Foreign Currency — The nature of business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The Company is subject to currency translation exposure because the operations of its subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in foreign currency (gains) losses in our Consolidated Statements of Operations. In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period-end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

Stock-Based Compensation — The Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time, the “2019 Plan”) rewards employees and other individuals to perform at their highest level and contribute significantly to the success of the Company. The 2019 Plan may provide these incentives through grants of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU” or “RSUs”), performance awards, other cash-based awards and other stock-based awards to employees, directors, or consultants of the Company.

We record stock-based compensation at fair value on the date of grant and record the expense for these awards in SG&A expenses in our Consolidated Statements of Operations on a ratable basis over the requisite employee service period. Stock-based compensation expense includes actual forfeitures incurred. For performance-based awards, we reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when achievement of the performance condition is probable.

Restricted Stock Units. RSUs represent a right to receive one share of our common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. Certain RSUs vest ratably over a two-year period while others vest over a one-year period.

Performance-Based Restricted Stock Units. Performance-based restricted stock units (“PRSU” or “PRSUs”) represent a right to receive, to the extent vested and earned, one share of our common stock. Our PRSUs generally vest over a three-year period with the number of the awards to be earned determined at the end of the initial one-year performance period, based upon attainment of specific business performance goals during such initial one-year performance period. If certain minimum performance levels are not attained in the initial one-year performance period, the awards will be automatically forfeited before vesting. The awards are variable in that PRSUs earned could range from 0% to 150% of the target number of PRSUs granted, contingent on the performance level attained.

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

Income Taxes — We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Our policy is to utilize an item-by-item approach to release income tax effects from accumulated other comprehensive income (loss).

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

We record uncertain tax positions on the basis of a two-step process in which (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Fair Value Measurements — Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

•
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. Our investment in a money market fund is considered a Level 1 measurement and its carrying value approximates fair value due to the short-term nature of the investment.
•
Level 2 — Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques such as discounted cash flows or option pricing models for which all significant inputs are observable in the market or can be derived from observable market data. Our Level 2 instruments include our outstanding long-term debt and our derivative positions.
•
Level 3 — Unobservable inputs that are supported by little or no market activities. No financial instruments were measured using unobservable inputs.

The interest rate swaps are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjustments for credit risk, each of which are considered Level 2 inputs. The cross-currency swap is valued utilizing forward and spot prices for currencies and LIBOR or SOFR forward curves, as applicable, which are considered Level 2 inputs. We measure equity investments without readily determinable fair values on a nonrecurring basis. The fair values of these investments are determined based upon valuation techniques using the best information available, which may include quoted market prices, and market comparables.

Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.

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

Supplemental Cash Flow Information and Non-Cash Investing Activities — Supplemental cash flow information is as follows:

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information
Interest paid	$26.0	$20.5	$21.7
Income taxes paid	$2.8	$2.7	$8.4

Non-cash investing activities
Capital expenditures in accounts payable	$0.5	$0.1	$-

Recently Adopted Accounting Standards — In December 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which gives optional guidance to provide relief for reference rate reform, where certain transactions have transitioned or are transitioning away from the London Interbank Offered Rate (“LIBOR”) to other reference rates, including one-month and three-month USD LIBOR, on which our existing indebtedness and interest rate swap agreements were based. ASU 2022-06 defers the sunset date of ASC Topic 848, Reference Rate Reform (“ASC 848”) from December 31, 2022 to December 31, 2024 to ensure the relief in ASC 848 covers the period of time during which a significant number of modifications may take place. As further disclosed in Note 11 — Long-Term Debt, we amended the terms of our Credit Agreement to replace the interest rate based on LIBOR and related LIBOR-based mechanics with an interest rate based on the secured overnight financing rate (“SOFR”) and related SOFR-based mechanics. We have elected to apply the practical expedients provided by ASC 848 related to eligible contract modifications as they occur. This election did not have a material impact on our consolidated financial statements, and the impact of applying the election to future eligible contract modifications that occur through December 31, 2024 is also not expected to be material.

Recently Issued Accounting Standards — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This ASU is intended to improve financial reporting by providing additional disclosures regarding a company’s segment expenses and more detailed and timely segment information reporting throughout the fiscal period. The amendment requires companies to disclose, on an interim and annual basis, significant segment expenses that are regularly provided to the Chief Operating Decision Making (“CODM”), report an “other segment items” category which represents the difference between segment revenue less the significant expenses along with a description of composition, clarify if the CODM uses more than one measure of a segment’s profit or loss, and disclose the title and position of the CODM along with an explanation of how the CODM uses the reported measures. All annual disclosures required by Topic 280, Segment Reporting, will also be required for all interim periods. The amendment does not change how a company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The ASU will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all periods presented. We are in the process of evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require us to provide a tabular rate reconciliation that reconciles income tax attributable to continuing operations to the statutory federal income tax applied to our pre-tax income from continuing operations, including the nature and amount of significant reconciling items, and will require disclosure of additional disaggregated information on income taxes paid. ASU 2023-09 will become effective for us for annual periods beginning after December 15, 2024. Early adoption is permitted. We are in the process of evaluating the impact of future adoption of this standard on our consolidated financial statements.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 3 — Accounts Receivable, net — The components of accounts receivable, net were as follows:

	December 31, 2023	December 31, 2022
Accounts receivable	$32.2	$33.7
Allowance for doubtful accounts	(0.6)	(0.7)
Accounts receivable, net	$31.6	$33.0

At December 31, 2023, one customer’s accounts receivable balance represented 16.9% of our accounts receivable balance. At December 31, 2022, no customer’s accounts receivable balance exceeded 10.0% of our accounts receivable balance.

Note 4 — Inventories, net — The components of inventories, net were as follows:

	December 31, 2023	December 31, 2022
Raw materials	$11.5	$12.4
Work-in-process	1.4	5.7
Finished goods	4.4	7.2
Total inventories	17.3	25.3
Reserve for obsolescence	-	(0.3)
Inventories, net	$17.3	$25.0

Note 5 — Property, Plant and Equipment, net — The components of property, plant and equipment, net were as follows:

	December 31, 2023	December 31, 2022
Land	$2.4	$4.0
Buildings and improvements	12.3	12.9
Leasehold improvements	20.7	0.4
Machinery and equipment	30.9	34.0
Computer and office equipment	16.8	11.5
Converting machines	216.6	182.8
Total property, plant, and equipment	299.7	245.6
Accumulated depreciation	(157.6)	(121.6)
Property, plant, and equipment, net	$142.1	$124.0

On June 27, 2023, we entered into a definitive agreement to divest our building and land located in Heerlen, The Netherlands at a sale price of $2.9 million. The carrying values of the building and land classified as held for sale in our consolidated balance sheet as of June 30, 2023 were $1.5 million for the building and $1.6 million for the land. Upon classification as held for sale, we recognized a total loss on disposal of $0.2 million within Other operating expenses in the consolidated statements of operations. On September 1, 2023, we completed the sale of the Heerlen facility and received cash proceeds of $2.9 million. No selling costs were incurred.

We did not capitalize any interest in the periods presented. Depreciation expense recorded in cost of goods sold and depreciation and amortization expense in the Consolidated Statements of Operations was as follows:

	Year Ended December 31,
	2023	2022	2021
Depreciation expense included in
Cost of goods sold	$35.8	$36.8	$38.6
Depreciation and amortization expense	4.4	3.4	5.5
Total depreciation expense	$40.2	$40.2	$44.1

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 6 – Accrued Liabilities and Other — The components of accrued liabilities and other were as follows:

	December 31, 2023	December 31, 2022
Employee compensation	$3.8	$2.1
Taxes	2.5	3.4
Professional fees	3.3	0.8
Bonus	4.6	0.7
Interest	3.0	1.9
Warranty reserve	0.8	0.7
Amounts owed to customers	1.5	0.6
Other	2.6	0.4
Accrued liabilities and other	$22.1	$10.6

Note 7 — Segment and Geographic Information

We have determined we have two operating segments which are aggregated into one reportable segment, Ranpak. The chief operating decision maker assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The aggregation of the two operating segments is based on the Company’s determination that the operating segments have similar economic characteristics, and are similar in all of the following areas: the nature of products and services, the nature of production processes, the type or class of customer for their products or services, and the methods used to distribute their products or provide their services. The operating segments were aggregated for purposes of determining whether segments meet the quantitative threshold for separate reporting.

The following tables present our revenue and long-lived assets by geographic location:

	Year Ended December 31,
	2023	2022	2021
Revenue
North America	$137.3	$134.7	$146.9
Europe/Asia	199.0	191.8	237.0
Net revenue	$336.3	$326.5	$383.9

	December 31, 2023	December 31, 2022
North America	$87.5	$65.4
Europe/Asia	78.3	64.6
Total long-lived assets	$165.8	$130.0

Note 8 — Contracts with Customers

During 2023 and 2022, substantially all of the beginning balance of deferred revenue was recognized into revenue. Deferred revenue represents contractual amounts received from customers that exceed revenue recognized for automation equipment sales. Our enforceable contractual obligations have durations of less than one year and are included in contract liabilities on the Consolidated Balance Sheets. Changes in deferred revenue were as follows:

	Year Ended December 31,
	2023	2022
Beginning balance	$0.9	$3.1
Deferral of revenue	21.3	15.8
Recognition of revenue	(20.2)	(18.0)
Ending balance	$2.0	$0.9

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Contract assets arise as revenue is recognized prior to billing the customer in accordance with the terms of the contract. At December 31, 2023, revenue recognized in excess of billings was $1.4 million, and at December 31, 2022, we did not have any material contract assets.

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography, based on the shipping address of the distributor or customer:

	Year Ended December 31,
	2023	2022	2021
North America	$113.9	$111.0	$126.7
Europe/Asia	170.9	165.4	209.5
Total paper and other revenue	284.8	276.4	336.2
Machine lease revenue	51.5	50.1	47.7
Net revenue	$336.3	$326.5	$383.9

North America consists of the United States, Canada and Mexico, among others; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries, among others. Our customers are not concentrated in any specific geographic region. During 2023, 2022, and 2021, no customers exceeded 10% of net revenue.

Note 9 — Goodwill, Long-Lived and Intangible Assets, net

Goodwill and Indefinite-Lived Intangible Assets

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2021	$338.8	$114.2	$453.0
Currency translation	-	(6.3)	(6.3)
Balance at December 31, 2022	$338.8	$107.9	$446.7
Currency translation	-	3.4	3.4
Balance at December 31, 2023	$338.8	$111.3	$450.1

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$198.8	$(60.6)	$138.2	$195.5	$(46.5)	$149.0
Patented/unpatented technology	171.7	(70.9)	100.8	171.6	(55.0)	116.6
Intellectual property	0.5	(0.3)	0.2	0.5	(0.2)	0.3
Total definite-lived intangible assets	371.0	(131.8)	239.2	367.6	(101.7)	265.9
Trademarks/tradenames with indefinite lives	106.2	-	106.2	106.2	-	106.2
Identifiable intangible assets, net	$477.2	$(131.8)	$345.4	$473.8	$(101.7)	$372.1

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at December 31, 2023:

Year	Amount
2024	$29.2
2025	28.6
2026	28.3
2027	28.2
2028	28.2
Thereafter	96.7
$239.2

Amortization expense was $29.4 million, $28.8 million, and $29.5 million in 2023, 2022, and 2021, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of December 31, 2023:

Remaining Weighted-Average Useful Life
Customer/distributor relationships	10 years
Patented/unpatented technology	7 years
Intellectual property	7 years
Total identifiable assets, net with definite lives	9 years

Note 10 — Strategic Investments

As part of our strategy, we continuously evaluate opportunities for strategic investments that align with our mission. We account for these investments in non-public companies under the ASC Topic 321, Investments - Equity Securities, measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for these investments. The investments are measured at cost, as adjusted for observable price changes, and are assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

In 2021, we paid consideration of $9.2 million in exchange for minority ownership interests in Pickle Robot Co. (“Pickle”) and Creapaper GmbH (“Creapaper”). In the year ended December 31, 2022, we invested an additional $2.1 million in Pickle, resulting in an unrealized gain of $3.9 million, which was recorded in other non-operating expense (income), net in the Consolidated Financial Statements.

The estimated fair value of our strategic investments were calculated using valuation techniques that included both observable and unobservable inputs. These valuation techniques included both Level 2 and Level 3 inputs as defined by ASC Topic 820, Fair Value Measurement.

Note 11 — Long-Term Debt

In 2019, the Company entered into a First Lien Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), which consists of senior secured credit facilities of a $378.2 million USD-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($148.8 million equivalent) Euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in June 2026 and the Revolving Facility matures in June 2025. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or, as of the effectiveness of Amendment No. 2 (as defined below), the SOFR rate, or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of December 31, 2023 and 2022, was 9.44% and 7.88%, respectively. The interest rate for the First Lien Euro Term Facility as of December 31, 2023 and 2022, was 7.86% and 5.25%, respectively.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

As of December 31, 2023 and 2022, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. As of December 31, 2023, we had $3.7 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $41.3 million.

Long-term debt consisted of the following:

	December 31, 2023	December 31, 2022
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Dollar Term Facility exit fees payable	2.5	-
First Lien Euro Term Facility	148.8	145.4
First Lien Euro Term Facility exit fees payable	1.5	-
Finance lease liabilities	1.9	1.5
Equipment financing	2.7	-
Deferred financing costs, net	(7.1)	(3.9)
Total debt	$400.3	$393.0
Less: current portion of long-term debt	(1.6)	(0.6)
Less: current portion of finance lease liabilities	(0.9)	(0.7)
Long-term debt	$397.8	$391.7

Maturities of the First Lien Term Facility at December 31, 2023 are as follows:

Year Ended	Amount
2024	$1.6
2025	1.5
2026	399.7
2027	-
2028	-
Thereafter	-
Total	$402.8

The Credit Agreement contains customary events of default, representations and warranties, and affirmative and negative covenants, including restrictions on certain of the Company’s subsidiaries’ ability to incur additional debt and liens or undergo certain fundamental changes, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of December 31, 2023. The Credit Agreement also has customary mandatory prepayment provisions, including the requirement for the borrowers under the Credit Agreement to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement.

On April 4, 2023, the Company entered into the Amendment No. 2 to First Lien Credit Agreement (“Amendment No. 2”) to amend the Credit Agreement to, among other things, replace the interest rate based on the LIBOR and related LIBOR-based mechanics applicable to borrowings under the Credit Agreement with an interest rate based on the SOFR (including a customary spread adjustment) and related SOFR-based mechanics. On June 7, 2023, the Company entered into Amendment No. 3 to First Lien Credit Agreement (“Amendment No. 3”) to amend the Credit Agreement to, among other things, extend the maturity date applicable to the Revolving Facility to June 3, 2025 from June 3, 2024, reduce certain financial covenant ratio levels and modify restrictions on incurrence of incremental debt and other negative covenants. At the time of Amendment No. 3, the Company also executed the Amendment No. 3 Effective Date and Exit Payment Letter, which provided for, among other things, a fee of 0.25% of the aggregate amount of all Initial Revolving Credit Commitments and Initial Term Loans, paid to lenders as consideration for Amendment No. 3. In addition, fees due upon repayment and/or termination of the Initial Term Loans and Initial Revolving Credit Commitments are as follows (in each case outstanding and effective as of the time of such payment):

•
If the repayment occurs after December 31, 2023, but prior to June 30, 2024 (the “Exit Payment Date”), 0.75% of the Initial Revolving Credit Commitments and Initial Term Loans outstanding at such time; or
•
If the repayment occurs after the Exit Payment Date, 1.00% of the Initial Revolving Credit Commitments and Initial Term Loans outstanding at such time.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

As the Company expects repayment to occur after the Exit Payment Date, the Company has recorded fees equal to 1.00% of the Facilities, or approximately $5 million. These fees are included within the related balances of debt and deferred financing fees as of December 31, 2023. The Company evaluated the amendments to the Credit Agreement entered into during the second quarter of 2023, and determined that there were no provisions requiring bifurcation and treatment as a derivative, and that the transaction constituted a modification rather than an extinguishment.

Deferred financing costs represent costs incurred in connection with the issuance or amendment of our debt agreements. Deferred financing costs are amortized over the terms of the related debt and recognized as a component of interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Deferred financing costs related to our First Lien Term Facility are included in long-term debt on the Consolidated Balance Sheets. Deferred financing costs related to our Revolving Facility are included in other assets. The following table presents deferred financing costs as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred financing costs included in debt	$16.1	$11.0
Accumulated amortization included in debt	(9.0)	(7.1)
Deferred financing costs related to term loans, net	7.1	3.9
Deferred financing costs included in prepaid and other current assets	0.3	0.3
Deferred financing costs included in noncurrent other assets	1.9	1.4
Accumulated amortization included in noncurrent other assets	(1.5)	(1.2)
Deferred financing costs related to revolving credit facility, net	0.7	0.5
Deferred financing costs, total	$7.8	$4.4

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

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

A summary of our interest rate swaps is as follows:

Designated as cash flow hedge	Maturity Date	Rate	Notional Value	Debt Instrument Hedged	Percentage of Debt Instrument Outstanding
December 31, 2023
Second Amended January 2019 Swap	June 1, 2024	2.12%	200.0	First Lien Dollar Term Facility	80%
			$200.0		80%
December 31, 2022
September 2019 Swap	June 1, 2023	1.50%	$50.0	First Lien Dollar Term Facility	20%
Second Amended January 2019 Swap	June 1, 2024	2.09%	200.0	First Lien Dollar Term Facility	80%
			$250.0		100%

The Second Amended January 2019 Swap contains an insignificant financing element that is amortized over the term of the hedging relationship.

As of December 31, 2023, we anticipate having to reclassify $3.2 million from accumulated other comprehensive income (loss) into earnings during the next twelve months to offset the variability of the hedged items during this period.

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

The following table summarizes the total fair value of derivative assets and liabilities and the respective classification in the Consolidated Balance Sheets as of December 31, 2023 and 2022. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 14 — Fair Value Measurement:

		Assets (Liabilities)
	Balance Sheet Classification	December 31, 2023	December 31, 2022
Interest Rate Swap
Designated as cash flow hedge	Prepaid expenses and other current assets	$3.2	$6.3
Designated as cash flow hedge	Other assets	-	1.8
		$3.2	$8.1
Cross-Currency Swap
Designated as net investment hedge	Derivative instruments	$(6.3)	$(3.7)
		$(6.3)	$(3.7)

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents the effect of our derivative financial instruments on our Consolidated Statements of Operations. The income effects of our derivative activities are reflected in interest expense:

	Year Ended December 31,
	2023	2022	2021
Interest rate swap agreements designated as cash flow hedges	$(8.5)	$(0.1)	$3.9
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$1.3	$(1.2)	$(0.3)

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive income (loss) at December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(3.6)	$-	$(3.6)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Unrealized gain (loss) on cross-currency swap	(6.3)	1.6	(4.7)
Total foreign currency translation	0.1	(0.8)	(0.7)
Unrealized gain (loss) on interest rate swaps	3.4	(0.6)	2.8
Total	$3.5	$(1.4)	$2.1

	December 31, 2022
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(8.0)	$-	$(8.0)
Realized gain (loss) on cross-currency swap	10.0	(2.4)	7.6
Unrealized gain (loss) on cross-currency swap	(3.9)	0.9	(3.0)
Total foreign currency translation	(1.9)	(1.5)	(3.4)
Unrealized gain (loss) on interest rate swaps	11.3	(2.7)	8.6
Total	$9.4	$(4.2)	$5.2

The following table presents the changes in accumulated other comprehensive income (loss) by component for 2023 and 2022:

	Year Ended December 31, 2023
	Foreign currency translation (1)	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(3.4)	$8.6	$5.2
Other comprehensive income (loss) before reclassifications	2.1	4.8	6.9
Amounts reclassified from accumulated other comprehensive income (loss)	1.3	(8.5)	(7.2)
Tax effects	(0.7)	(2.1)	(2.8)
Ending balance	$(0.7)	$2.8	$2.1

________

(1) Foreign currency translation adjustments include a gain of $4.4 million from the translation of investments in foreign subsidiaries and a loss of $2.6 million related to net investment hedges.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

	Year Ended December 31, 2022
	Foreign currency translation (1)	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$4.8	$(2.2)	$2.6
Other comprehensive income (loss) before reclassifications	(8.0)	14.2	6.2
Amounts reclassified from accumulated other comprehensive income (loss)	1.3	(0.1)	1.2
Tax effects	(1.5)	(3.3)	(4.8)
Ending balance	$(3.4)	$8.6	$5.2

________

(1) Foreign currency translation adjustments include a loss of $8.0 million from the translation of investments in foreign subsidiaries and a gain of $6.1 million related to net investment hedges.

Note 14 — Fair Value Measurement

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of December 31, 2023 and 2022:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2023
Money market fund	$17.6	$17.6	$-	$-
Current and long-term debt	407.4	-	398.2	-
Interest rate swap agreements	3.2	-	3.2	-
Cross-currency swap agreement	6.3	-	6.3	-

December 31, 2022
Money market fund	$30.5	$30.5	$-	$-
Current and long-term debt	396.9	-	388.7	-
Interest rate swap agreements	8.1	-	8.1	-
Cross-currency swap agreement	3.7	-	3.7	-

Note 15 — Employee Benefit Plans

Defined Contribution Plan. We maintain a 401(k) defined contribution savings and retirement plan (the “Plan”) for substantially all of our U.S. employees. Subject to Internal Revenue Code limitations, an employee may elect to contribute an amount up to 25% of compensation during each plan year. The Plan provides for matching contributions of 50% of each employee’s voluntary contributions up to a maximum matching contribution of 3% of the employee’s compensation. The Plan also permits unmatched employee after-tax contributions subject to certain limitations. Total employer contributions made under the Plan were approximately $0.6 million, $0.5 million, and $0.5 million for 2023, 2022, and 2021, respectively.

Multiemployer Benefit Plan. We maintain and participate in multiemployer benefit plans in various European countries. The largest of these is the Corporate Pension Fund for Cardboard and Flexible Packaging Business (the “B.V. Plan”), a multiemployer benefit plan in the Netherlands, which provides retirement benefits to all Ranpak B.V. employees. In accordance with the collective labor agreements and Dutch laws, employee and employer contributions are paid to a third-party retirement fund administrator. Per Dutch laws, the retirement plans are required to be fully funded. Employer contributions into these various European multiemployer plans were approximately $3.5 million, $1.2 million, and $1.2 million for 2023, 2022, and 2021, respectively.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Note 16 — Income Taxes

The components of earnings and loss before income tax expense (benefit) were as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(24.7)	$(40.0)	$(8.6)
Foreign	(6.6)	(16.7)	3.7
Total	$(31.3)	$(56.7)	$(4.9)

The components of our income tax expense (benefit) were as follows:

	Year Ended December 31,
	2023	2022	2021
Current tax expense
Federal	$1.1	$0.2	$2.1
State	0.6	0.5	1.1
Foreign	-	3.7	7.5
Total current tax expense	1.7	4.4	10.7
Deferred tax expense (benefit)
Federal	(5.9)	(9.7)	(6.8)
State	(0.1)	(2.1)	(1.1)
Foreign	0.1	(7.9)	(4.9)
Total deferred tax benefit	(5.9)	(19.7)	(12.8)
Total income tax benefit	$(4.2)	$(15.3)	$(2.1)

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax benefit at statutory rate	$(6.6)	$(11.9)	$(1.0)
U.S. state income taxes	0.3	(1.7)	(0.1)
Tax related to foreign activities	0.6	(0.9)	0.1
U.S. federal tax credits	(0.3)	(0.1)	(0.1)
Return to provision adjustments	(0.2)	(0.4)	(1.2)
Remeasurement of deferred taxes	-	-	0.8
Stock-based compensation windfall	1.0	(0.8)	(1.0)
Non-deductible compensation	-	0.2	0.5
Foreign-derived intangible income deduction	-	-	(1.2)
Uncertain tax positions	-	0.1	0.9
Valuation allowance	0.9	-	-
Other, net	0.1	0.2	0.2
Income tax benefit	$(4.2)	$(15.3)	$(2.1)

Effective tax rate	13.4%	27.3%	42.7%

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Deferred tax assets (liabilities) consisted of the following:

	December 31, 2023	December 31, 2022
Deferred tax assets
Unrealized foreign currency exchange	$1.6	$-
Stock-based compensation	4.1	8.4
Net operating losses and credits	3.9	2.1
Derivative instruments	0.9	-
Non-deductible interest carryforward	14.2	10.1
Other	1.2	1.6
Total deferred tax assets	25.9	22.2
Valuation allowance	(1.7)	(1.1)
Deferred tax assets, net of valuation allowance	24.2	21.1
Deferred tax liabilities
Depreciation	(9.2)	(7.1)
Amortization	(84.1)	(90.7)
Derivative instruments	-	(1.8)
Unrealized foreign currency exchange	(1.2)	(1.9)
Other	(1.5)	-
Total deferred tax liabilities	(96.0)	(101.5)
Deferred tax liabilities, net before unrecognized tax benefits	(71.8)	(80.4)
Deferred tax impact of unrecognized tax benefits	0.2	0.2
Deferred tax liabilities, net after unrecognized tax benefits	$(71.6)	$(80.2)

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

As of December 31, 2023 and 2022, we had $0.6 million and $1.0 million, respectively, in federal net operating loss carryforwards that expire in 2033 through 2039; $0.2 million and $0.2 million, respectively, of tax benefits related to state net operating loss carryforwards, a portion of which expire in 2024 through 2044, with the remainder subject to an indefinite carryforward period; and $12.6 million and $6.7 million, respectively, of foreign net operating loss carryforwards, a portion of which expire in 2027 through 2028, with the remainder subject to an indefinite carryforward period. Management does not believe it is more likely than not that a portion of the foreign net operating losses will be utilized. In recognition of this risk, we have provided a valuation allowance at December 31, 2023 and 2022 of $1.7 million and $1.1 million, respectively, which was recorded through income tax expense.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2023 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2023, the amount of undistributed earnings and profits associated with indefinitely reinvested foreign earnings was approximately $59.7 million. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of December 31, 2023, tax years 2020 through 2023 are subject to examination by the tax authorities.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

The components of our unrecognized tax benefits, which would impact the effective tax rate if recognized, were as follows:

	Year Ended December 31,
	2023	2022	2021
Unrecognized income tax benefits at the beginning of the period	$1.9	$1.8	$2.9
Increases related to prior year tax positions	-	-	0.7
Decreases related to prior year tax positions	-	-	(1.6)
Increases related to current year tax positions	0.1	0.2	-
Foreign currency impact	-	(0.1)	(0.2)
Unrecognized income tax benefits at the end of the period	$2.0	$1.9	$1.8

As of December 31, 2023 and 2022, we had accrued interest and penalties of $0.5 million and $0.4 million. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the Consolidated Statements of Operations. Accrued interest and penalties are included in accrued liabilities and other in the Consolidated Balance Sheets. As of each balance sheet date, we assess our uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.

Note 17 — Leases

We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from less than one year to 15 years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.

Supplemental balance sheet information related to leases was as follows:

	Classification	December 31, 2023	December 31, 2022
Lease assets
Operating lease right-of-use assets, net	Assets	$23.7	$6.0
Finance lease right of use assets, net	Property, plant, and equipment, net	1.9	1.4
Total lease assets		$25.6	$7.4
Lease liabilities
Operating lease liabilities, current	Current liabilities	$3.8	$2.0
Operating lease liabilities, non-current	Non-current liabilities	24.7	4.0
Finance lease liabilities, current	Current portion of long-term debt	0.9	0.7
Finance lease liabilities, non-current	Long-term debt	1.0	0.8
Total lease liabilities		$30.4	$7.5

The components of lease expense included in our Consolidated Statement of Operations were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating leases
Operating lease costs	$5.3	$3.2	$2.8
Variable lease costs	0.3	0.2	0.3
Short-term lease costs	0.2	-	-
Total operating lease costs	$5.8	$3.4	$3.1
Finance leases
Amortization of right-of-use asset	$1.0	$0.8	$0.6
Interest on finance lease liabilities	0.1	0.1	0.1
Total finance lease costs	$1.1	$0.9	$0.7

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Maturities of lease liabilities as of December 31, 2023 are as follows:

	Operating	Finance	Total
2024	$6.2	$1.0	$7.2
2025	6.1	0.7	6.8
2026	4.4	0.3	4.7
2027	3.2	0.1	3.3
2028	3.0	-	3.0
2029 and Thereafter	22.8	-	22.8
Total lease payments	45.7	2.1	47.8
Less lease interest	(17.2)	(0.2)	(17.4)
Total lease liabilities	$28.5	$1.9	$30.4

Additional information related to leases is presented as follows:

	December 31, 2023	December 31, 2022
Operating leases
Weighted average remaining lease term	10.3 years	3.3 years
Weighted average discount rate	10.0%	5.4%
Finance leases
Weighted average remaining lease term	2.4 years	2.5 years
Weighted average discount rate	7.2%	3.4%

Supplemental cash flow information related to leases is presented as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5.3	$3.0	$2.7
Operating cash flows from finance leases	0.1	-	-
Financing cash flows from finance leases	1.1	0.9	0.7
Total cash paid	$6.5	$3.9	$3.4
Leased assets obtained in exchange for new operating lease liabilities	$24.9	$1.8	$9.2
Leased assets obtained in exchange for new finance lease liabilities	1.0	0.6	2.2
Right-of-use assets obtained in exchange for lease liabilities	$25.9	$2.4	$11.4

Note 18 — Commitments and Contingencies

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

Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these consolidated financial statements related to contingencies for 2023 and 2022.

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

Note 19 — Stock-Based Compensation

The table below summarizes stock-based compensation expense:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense	$(10.2)	$18.3	$22.5
Tax (expense) benefit for stock-based compensation	(2.5)	0.7	1.2
Stock-based compensation expense, net of tax	$(7.7)	$19.0	$23.7

As of December 31, 2023, the pool of shares in the 2019 Plan is summarized as follows:

2019 Plan	Quantity
As of January 1, 2023	8,096,159
Awards granted	(2,629,956)
Awards forfeited	419,231
Available for future awards	5,885,434

2021 LTIP PRSUs — As appropriate, the Company evaluates both its long- and short-term operating plan, and, as part of that evaluation, the likelihood of attaining performance criteria related to management’s variable compensation arrangements. In 2023, management’s assessment of the Company’s attainment of certain performance metrics primarily related to the 2021 LTIP PRSUs resulted in a reduction in expense of approximately $19.5 million which was recorded to 2023 stock-based compensation expense, which is included within SG&A expenses on the consolidated statements of operations and comprehensive income.

Director Stock Units — The Directors may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement. The retainers are paid quarterly, in arrears in the form of cash or stock at the Director’s election, and vest upon issuance. These shares are priced at the closing price of the last business day of the calendar quarter. Additionally, Directors are granted an annual award of RSUs of $0.1 million on the date of the annual shareholder meeting. The number of RSUs is determined by the closing price of our stock on that date. These RSUs vest at the earlier of the (i) anniversary of the grant date or (ii) the following annual shareholder meeting.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Activity related to our RSUs, PRSUs, and Director Stock Units is as follows:

	RSUs		PRSUs		Director Stock Units
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	256,159	$22.59	2,614,759	$21.96	51,240	$11.71
Granted	940,329	$5.92	1,402,883	$6.10	286,744	$3.71
Released	(220,166)	$22.98	(336,739)	$15.87	(121,264)	$7.94
Forfeited	(27,541)	$16.15	(391,690)	$16.70	-	$-
Outstanding at December 31, 2023	948,781	$6.17	3,289,213	$16.44	216,720	$3.23

The total fair value of awards vested during the years ended December 31, 2023, 2022, and 2021 was $4.0 million, $15.1 million and $13.8 million, respectively. The weighted average fair value of awards granted during the years ended December 31, 2023, 2022, and 2021 was $5.77, $20.19, and $9.75, respectively. We measure the fair value of grants of performance share units and restricted stock units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants.

Additional information related to outstanding RSUs, PRSUs, and Director Stock Units as of December 31, 2023 and 2022 is as follows:

December 31, 2023
Unrecognized compensation cost ($ in millions)
RSUs	$4.7
PRSUs	$2.1
Director Stock Units	$0.2
Aggregate intrinsic value ($ in millions)
RSUs	$5.5
PRSUs	$19.1
Director Stock Units	$1.3
Weighted average remaining period (in years)
RSUs	1.6
PRSUs	1.4
Director Stock Units	0.4

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

Preferred Shares — Our charter authorizes 1.0 million shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Directors are authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Directors are able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of December 31, 2023, we had no preferred stock outstanding.

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

Share Repurchase Program — On July 26, 2022, the Directors authorized a general share repurchase program of our Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors. There have been no repurchases executed to-date.

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

As of December 31, 2023, we have not issued any instruments that were considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of our loss per share:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(27.1)	$(41.4)	$(2.8)
Net loss attributable to common stockholders for basic and diluted EPS	$(27.1)	$(41.4)	$(2.8)
Denominator:
Basic and diluted weighted average common shares outstanding	82,374,605	81,877,334	78,542,734
Two-class method:
Basic and diluted loss per share	$(0.33)	$(0.51)	$(0.04)
Class A Common Stock:
Basic and diluted weighted average common shares outstanding	79,453,506	78,956,235	74,764,709
Proportionate share of net loss	$(26.1)	$(39.9)	$(2.7)
Basic and diluted loss per share	$(0.33)	$(0.51)	$(0.04)
Class C Common Stock:
Basic and diluted weighted average common shares outstanding	2,921,099	2,921,099	3,778,025
Proportionate share of net loss	$(1.0)	$(1.5)	$(0.1)
Basic and diluted loss per share	$(0.34)	$(0.51)	$(0.03)

The dilutive effect of 0.6 million, 0.8 million, and 1.1 million shares in 2023, 2022, and 2021, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. In addition, 1.3 million, 3.1 million, and 2.3 million shares issuable subject to RSUs and PRSUs were not included in the computation of diluted shares outstanding for the years ended December 31, 2023, 2022, and 2021, respectively, because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones.

Note 22 — Transactions with Related Parties

In 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the

Ranpak Holdings Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share data)

“Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement amounted to approximately $0.3 million, $0.3 million, and $0.4 million for 2023, 2022, and 2021, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”),does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to the inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management, under the supervision and with the participation of our CEO (our principal executive officer) and CFO (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our CEO and CFO have each concluded that such disclosure controls and procedures were not effective as of December 31, 2023, because of material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in our internal control over financial reporting, our management, including our principal executive officer and principal financial officer, concluded that our consolidated financial statements in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

We maintain internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f)) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our CEO and our CFO and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of our CEO and CFO, and under the oversight of the Audit Committee, assessed the Company’s internal control over financial reporting as of December 31, 2023, based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management, including our CEO and CFO, concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2023:

•
The Company had ineffective general information technology controls (“GITCs”) that support the consistent operation of the Company’s information technology (“IT”) systems, including its enterprise resource planning system which was implemented in January 2022. Therefore, automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from those IT systems were also ineffective because they could have been adversely impacted; and
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

The Company’s independent registered public accounting firm, KPMG LLP (“KPMG”), who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG’s report appears beginning on page 42 of this Annual Report on Form 10-K.

Remediation Activities

With respect to the material weaknesses described above that were identified in 2022, management with oversight from the Audit Committee of the Board of Directors, has taken steps during 2023 and plans to continue those efforts in 2024 to remediate such material weaknesses and has invested considerable time and resources in improving the design, implementation and operation of our internal control over financial reporting. Despite these efforts, which are outlined below, the material weaknesses identified as of December 31, 2022 remain as of December 31, 2023.

•
We established a financial reporting project plan, which included frequent communications between our Audit Committee and senior management regarding the progression on remediation of our financial reporting and internal control environment.
•
We added additional resources and expanded our organizational chart in accounting, finance, and the information technology organizations, including hiring a Vice President (“VP”) of Finance of EMEA / APAC overseeing accounting, reporting, treasury, cash processing, and tax functions in the region and VP of Global Tax overseeing our global tax function. In addition, we hired a Senior Director of Enterprise Resource Planning (“ERP”) Applications to drive the implementation of GITCs and process improvements of our ERP system.
•
We continued to train our employees to reinforce the importance of a strong control environment and clearly communicate expectations to emphasize responsibilities and the technical requirements for internal controls.
•
We engaged third-party consultants to assist with process mapping and internal control design.
•
We implemented an enhanced risk assessment process to identify and assess risks of misstatement, including fraud risks, to ensure controls are designed and implemented to responds to those risks, and to identify and assess changes that could impact the system of internal controls. Those enhancements included, but were not limited to:
o
Improving entity wide risk assessment to enable the identification and assessment of relevant process risk points, IT systems and the information used in the operation of controls;
o
Designing and implementing automated and manual controls responsive to the process risk points identified
o
Developing a plan for conducting ongoing evaluations to monitor if the components of internal control are present and functioning.

•
We established a comprehensive GITC evaluation and monitoring program and invested in people and technology to address gaps in IT Systems Security controls, IT Systems Change Management controls, and IT Systems Batch/Program Monitoring controls which included design of controls to address gaps over our GITC’s for our ERP and certain other IT systems, which we plan to start implementing in first quarter of 2024.
•
We developed and implemented an internal control framework for our GITCs, including the controls around access to information systems and change management internal controls to information systems.
•
We established policies and procedures over the segregation of incompatible duties within our information technology systems and we implemented software used to govern ERP development processes.
•
During the fourth quarter of 2023, we implemented software used to enhance our internal control environment with regards to account reconciliations and the performance of monthly reviews of account balances across all our companies.
•
We developed accounting policies and procedures to assist our organization and assist our accounting and finance team in recording transactions appropriately.

In addition, we continue to:

•
Design and implement internal controls to ensure consistent application of our policies and procedures.
•
Develop and implement a framework to identify risks of material misstatement to our consolidated financial statements and are designing controls to mitigate those risks.

Throughout the process of design and implementation of internal control over financial reporting, we have utilized a third-party service provider to assist us in evaluating, designing, implementing and testing of our internal control over financial reporting. In addition, in the first quarter of 2024, to enhance our risk management process generally, we decided to outsource our internal audit function to that third party service provider.

We are committed to ensuring that our internal control over financial reporting is designed and operating effectively. Management believes the efforts taken to date to enhance the design and effectiveness of controls have been robust and have increased our overall ability to mitigate material financial risk. In fiscal 2024 we expect to continue our internal control over financial reporting remediation efforts, including the following:

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
•
Designing and implementing a continuous risk assessment process to identify and assess risks of material misstatement and ensure that the impacted financial reporting processes and related internal controls are properly designed and in place to respond to those risks in our financial reporting.
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

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate the material weaknesses described above. We may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

In addition, while certain of the activities described above have continued to enhance our internal control over financial reporting, certain of these newly designed controls have not operated effectively for a sufficient period of time to be able to conclude on effectiveness. We remain committed to continue investing significant time and resources and taking actions to remediate the material weaknesses in our internal control over financial reporting as we work to further enhance our control environment. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

The Company is in the process of implementing changes to its internal control over financial reporting to remediate the material weaknesses described above. The implementation of these measures began in the first quarter of 2023 and will continue during 2024. Except for these changes, which are summarized above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ranpak Holdings Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Ranpak Holdings Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

March 14, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” and “Delinquent Section 16(a) Reports,” in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

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

10.10

Severance and Non-Competition Agreement, dated November 1, 2015, by and between Ranpak Corp. and Antonio Grassotti (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.11

Offer Letter Agreement, dated May 26, 2009, by and between Ranpak B.V. and Eric J.M. Laurensse (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.12

Form of Alternate Time-Vesting Restricted Stock Unit Agreement (incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K (File No. 001-38348), filed with the SEC on March 17, 2020)

10.13

Borrower Assumption Agreement, dated July 1, 2020, among Ranger Packaging LLC, Ranpak Corp., Ranger Pledgor LLC and Subsidiary Guarantors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (No. 0001-38348), filed with the SEC on July 30, 2020)

10.14

Amended and Restated Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.15

Form of Long-Term Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.16

Permitted Exit Payment Amendment, dated July 28, 2021, which amends that certain First Lien Credit Agreement, dated June 3, 2019, among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC, the lenders and issuing banks from time to time party thereto and Goldman Sachs Lending Partners LLC, as administrative agent (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (No. 0001-38348), filed with the SEC on July 29, 2021)

10.17

Separation and Release of Claims Agreement by and between the Company and Michael A. Jones dated November 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on November 29, 2022)

10.19

Amendment No. 3 to the First Lien Credit Agreement, dated June 15, 2023 among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No, 001-38348), filed with the SEC on June 6, 2023)

16.1

Letter to the Securities and Exchange Commission of Deloitte & Touche LLP, dated June 3, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on June 3, 2022)

21.1*	List of Subsidiaries of Ranpak Holdings Corp.

23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP

23.2*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

24.1*	Power of Attorney (included on Signatures page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ranpak Holdings Corp.

Date:	March 14, 2024	By:	/s/ William Drew
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

Name	Title	Date

/s/ Omar M. Asali	Chairman and Chief Executive Officer	March 14, 2024
Omar M. Asali	(principal executive officer)

/s/ William Drew	Senior Vice President and Chief Financial Officer	March 14, 2024
William Drew	(principal financial and accounting officer)

/s/ Thomas F. Corley	Director	March 14, 2024
Thomas F. Corley

/s/ Pamela El	Director	March 14, 2024
Pamela El

/s/ Michael Gliedman	Director	March 14, 2024
Michael Gliedman

/s/ Michael A. Jones	Director	March 14, 2024
Michael A. Jones

/s/ Robert C. King	Director	March 14, 2024
Robert C. King

/s/ Salil Seshadri	Director	March 14, 2024
Salil Seshadri

/s/ Alicia Tranen	Director	March 14, 2024
Alicia Tranen

/s/ Kurt Zumwalt	Director	March 14, 2024
Kurt Zumwalt