Form 10-Q
period 2024-03-31
Ranpak Holdings Corp.
filed 2024-05-02
CIK 1712463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 25, 2024, the registrant had 80,073,192 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Index to Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2024 and 2023

Unaudited Condensed Consolidated Balance Sheets – March 31, 2024 and December 31, 2023

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2024 and 2023

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss)

(in millions, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Paper revenue	$66.2	$64.3
Machine lease revenue	12.8	12.8
Other revenue	6.3	4.1
Net revenue	85.3	81.2
Cost of goods sold	53.0	53.7
Gross profit	32.3	27.5
Selling, general and administrative expenses	27.9	27.2
Depreciation and amortization expense	8.4	8.0
Other operating expense, net	0.8	1.2
Loss from operations	(4.8)	(8.9)
Interest expense	6.2	5.7
Foreign currency (gain) loss	(1.4)	0.2
Other non-operating income, net	-	(0.3)
Loss before income tax benefit	(9.6)	(14.5)
Income tax benefit	(1.5)	(2.1)
Net loss	$(8.1)	$(12.4)

Two-class method
Basic and diluted loss per share	$(0.10)	$(0.15)
Class A – basic and diluted loss per share	$(0.10)	$(0.15)
Class C – basic and diluted loss per share	$(0.10)	$(0.14)

Weighted average number of shares outstanding – Class A and C – basic and diluted	82,682,308	82,136,793

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(2.1)	$2.1
Interest rate swap adjustments	(2.6)	(2.1)
Total other comprehensive income (loss), before tax	(4.7)	-
Benefit from income taxes related to other comprehensive income (loss)	0.1	(0.8)
Total other comprehensive income (loss), net of tax	(4.8)	0.8
Comprehensive loss, net of tax	$(12.9)	$(11.6)

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Balance Sheets

(in millions, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$55.1	$62.0
Accounts receivable, net	32.9	31.6
Inventories	19.3	17.3
Income tax receivable	4.8	0.9
Prepaid expenses and other current assets	12.9	13.1
Total current assets	125.0	124.9

Property, plant and equipment, net	138.6	142.1
Operating lease right-of-use assets, net	23.0	23.7
Goodwill	447.6	450.1
Intangible assets, net	336.4	345.4
Deferred tax assets	0.1	0.1
Other assets	36.5	36.4
Total assets	$1,107.2	$1,122.7

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$20.8	$17.6
Accrued liabilities and other	22.5	22.1
Current portion of long-term debt	2.6	2.5
Operating lease liabilities, current	3.8	3.8
Deferred revenue	1.6	2.0
Total current liabilities	51.3	48.0

Long-term debt	394.1	397.8
Deferred tax liabilities	71.6	71.6
Derivative instruments	4.4	6.3
Operating lease liabilities, non-current	23.4	24.7
Other liabilities	2.4	2.3
Total liabilities	547.2	550.7

Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively
Shares issued and outstanding: 80,053,902 and 79,684,170 at March 31, 2024 and December 31, 2023, respectively	-	-
Convertible Class C common stock, $0.0001 par, 200,000,000 shares authorized at March 31, 2024 and December 31, 2023
Shares issued and outstanding: 2,921,099 at March 31, 2024 and December, 31, 2023	-	-
Additional paid-in capital	694.6	693.7
Accumulated deficit	(131.9)	(123.8)
Accumulated other comprehensive income	(2.7)	2.1
Total shareholders' equity	560.0	572.0
Total liabilities and shareholders' equity	$1,107.2	$1,122.7

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in millions, except share data)

	Common Stock
	Class A		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	79,086,372	$-	2,921,099	$-	$704.3	$(96.7)	$5.2	$612.8
Stock-based awards vested and distributed	368,153	-	-	-	(0.4)	-	-	(0.4)
Issue Director shares	14,084	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	2.8	-	-	2.8
Net loss	-	-	-	-	-	(12.4)	-	(12.4)
Other comprehensive income	-	-	-	-	-	-	0.8	0.8
Balance at March 31, 2023	79,468,609	$-	2,921,099	$-	$706.7	$(109.1)	$6.0	$603.6

Balance at December 31, 2023	79,684,170	$-	2,921,099	$-	$693.7	$(123.8)	$2.1	$572.0
Stock-based awards vested and distributed	353,622	-	-	-	(0.4)	-	-	(0.4)
Issue Director shares	16,110	-	-	-	-	-	-	-
Amortization of restricted stock units	-	-	-	-	1.3	-	-	1.3
Net loss	-	-	-	-	-	(8.1)	-	(8.1)
Other comprehensive loss	-	-	-	-	-	-	(4.8)	(4.8)
Balance at March 31, 2024	80,053,902	$-	2,921,099	$-	$694.6	$(131.9)	$(2.7)	$560.0

See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(8.1)	$(12.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18.8	16.3
Amortization of deferred financing costs	0.7	0.4
Loss on disposal of fixed assets	0.4	0.3
Deferred income taxes	0.2	2.0
Amortization of initial value of interest rate swap	(0.7)	(0.2)
Foreign currency (gain) loss	(1.4)	0.2
Share-based compensation expense	1.3	2.8
Amortization of cloud-based software implementation costs	0.9	0.7
Changes in operating assets and liabilities:
Increase in receivables, net	(2.3)	(1.2)
(Increase) decrease in inventory	(2.2)	2.7
Increase in prepaid expenses and other assets	(0.9)	(2.7)
Increase (decrease) in accounts payable	3.4	(2.1)
Increase in accrued liabilities	1.3	3.2
Change in other assets and liabilities	(6.2)	(2.5)
Net cash provided by operating activities	5.2	7.5

Cash Flows from Investing Activities
Purchases of converter equipment	(7.5)	(4.5)
Purchases of other property, plant, and equipment	(2.3)	(7.3)
Cash paid for investments in small private businesses	(0.5)	-
Net cash used in investing activities	(10.3)	(11.8)

Cash Flows from Financing Activities
Principal payments on term loans	(0.4)	(0.4)
Proceeds from equipment financing	-	0.8
Payments on equipment financing	(0.2)	-
Payments on finance lease liabilities	(0.3)	(0.2)
Tax payments for withholdings on stock-based awards distributed	(0.4)	(0.5)
Net cash used in financing activities	(1.3)	(0.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.5)	0.4
Net Decrease in Cash and Cash Equivalents	(6.9)	(4.2)
Cash and Cash Equivalents, beginning of period	62.0	62.8
Cash and Cash Equivalents, end of period	$55.1	$58.6

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2023, 2022, and 2021, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 10-K”). The three months ended March 31, 2024 may be further referred to herein as the “first quarter of 2024.” The three months ended March 31, 2023 may be further referred to herein as the “first quarter of 2023.”

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

Foreign Currency — The nature of business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. We are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in foreign currency (gains) losses in our Unaudited Condensed Consolidated Statements of Operations. In turn, subsidiary income statement balances that are denominated in currencies other than U.S. dollars (“USD”) are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

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

We determine the standalone selling price for a performance obligation sold on a standalone basis. We offer rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and our efforts to provide consumables. We allocate a percentage of PPS paper revenue to machine lease revenue using the residual approach to estimate the standalone selling price of our PPS systems to customers. The allocation is performed based on the number of PPS systems in the field. We do not sell or transfer ownership of our PPS systems to our customers. Our lease agreements with customer for PPS systems are for one year or less and renew annually.

We have forms of variable consideration present in our contracts with customers, including rebates and other discounts. Charges for rebates and other allowances were approximately 12% and 14% of revenue in the three months ended March 31, 2024 and 2023, respectively. For all contracts that contain a form of variable consideration, we estimate at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determine how much consideration is payable to the customer or how much consideration we would be able to recover from the customer based on the structure of the type of variable consideration, using either the expected value method or the most likely amount method. In most cases, the variable consideration in contracts with customers results in amounts payable to the customer by the Company. We adjust the contract transaction price based on any changes in estimates each reporting period and perform an inception to date cumulative adjustment to the amount of revenue previously recognized. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

To provide Automation solution goods and services, an agreement is documented and agreed to between Ranpak and the customer. This is in the form of a proposal contract for automation machines with separate proposals for related goods and services. Typically, machines have their own proposal, and other related goods and services such as preventative maintenance, and spare parts have a separate proposal with these goods and services all detailed. These written agreements outline the terms and conditions for respective transactions between us and our customers and represent contracts with enforceable rights. For each type of contract, there are various levels of termination provisions for each party.

We recognize revenue from each Automation product separately, on a contract-by-contract basis (i.e., by individual machine). Each contract represents its own unit of accounting. Our Automation machines are highly customized to customer specific needs and termination is only allowed in the case of breach of contract. As such, we are entitled to all consideration from the production of the machine. We cannot sell the machine to another customer due to the level of customization and, as such, there is not an alternative use for the product produced. Because of these factors, we recognize machine revenue over time on a contract-by-contract basis using an

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

input method, based on the percentage of costs and effort incurred to complete the construction of the machine. We also sell extended warranties, preventative maintenance services, spare parts and spare part packages related to our sale of Automation products. We recognize revenue on maintenance contracts and spare parts separately from their Automation products. Revenue for the sale of spare parts is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Maintenance revenue is based on a fixed fee that is recognized straight-line on the basis that the level of effort is consistent over the term of the contract.

We recognize incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, we generally expense sales commissions when incurred because the contract term is less than one year. These costs are recorded within selling, general and administrative (“SG&A”) expenses in our Unaudited Condensed Consolidated Statements of Operations. We elected to account for shipping and handling costs as fulfillment activities.

Sales, value-added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue on the Unaudited Condensed Consolidated Statements of Operations.

Goodwill and Identifiable Intangible Assets, net — Goodwill represents the excess of purchase price over the fair value of net assets acquired. Trademarks and trade names are accounted for as indefinite-lived intangible assets and, accordingly, are not subject to amortization. We review goodwill on a reporting unit basis and indefinite-lived assets for impairment annually on October 1st and on an interim basis whenever events or changes in circumstances indicate the carrying value of goodwill or indefinite-lived intangible assets may be impaired.

As of March 31, 2024, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived assets were below their carrying values.

Recently Issued Accounting Standards — In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280). This ASU is intended to improve financial reporting by providing additional disclosures regarding a company’s segment expenses and more detailed and timely segment information reporting throughout the fiscal period. The amendment requires companies to disclose, on an interim and annual basis, significant segment expenses that are regularly provided to the Chief Operating Decision Making (“CODM”), report an “other segment items” category which represents the difference between segment revenue less the significant expenses along with a description of composition, clarify if the CODM uses more than one measure of a segment’s profit or loss, and disclose the title and position of the CODM along with an explanation of how the CODM uses the reported measures. All annual disclosures required by Topic 280, Segment Reporting, will also be required for all interim periods. The amendment does not change how a company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The ASU will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively to all periods presented. We are in the process of evaluating the impact of the future adoption of this standard on our consolidated financial statements.

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

Note 3 — Supplemental Balance Sheet Data and Cash Flow Information

Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market fund was approximately $16.8 million and $17.6 million at

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

March 31, 2024 and December 31, 2023, respectively. The fair value of money market funds is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.

Accounts Receivable, net — The components of accounts receivable, net were as follows:

	March 31, 2024	December 31, 2023
Accounts receivable	$33.7	$32.2
Allowance for doubtful accounts	(0.8)	(0.6)
Accounts receivable, net	$32.9	$31.6

At March 31, 2024, one customer’s accounts receivable balance represented 13.4% of our accounts receivable balance. At December 31, 2023, one customer’s accounts receivable balance represented 16.9% of our accounts receivable balance.

Inventories — The components of inventories were as follows:

	March 31, 2024	December 31, 2023
Raw materials	$10.0	$11.5
Work-in-process	2.0	1.4
Finished goods	7.3	4.4
Inventories	$19.3	$17.3

As of March 31, 2024 and December 31, 2023, the reserve for obsolescence was zero.

Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	March 31, 2024	December 31, 2023
Land	$2.4	$2.4
Buildings and improvements	12.4	12.3
Leasehold improvements	20.5	20.7
Machinery and equipment	32.6	30.9
Computer and office equipment	17.0	16.8
Converting machines	219.6	216.6
Total property, plant, and equipment	304.5	299.7
Accumulated depreciation	(165.9)	(157.6)
Property, plant, and equipment, net	$138.6	$142.1

We did not capitalize any interest in the periods presented. Depreciation expense recorded in cost of goods sold and depreciation and amortization in the Unaudited Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
	2024	2023
Depreciation expense included in
Cost of goods sold	$10.4	$8.3
Depreciation and amortization expense	1.2	0.8
Total depreciation expense	$11.6	$9.1

Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	March 31, 2024	December 31, 2023
Employee compensation	$5.4	$3.8
Taxes	4.1	2.5
Professional fees	2.4	3.3
Bonus	3.9	4.6
Interest	2.5	3.0
Warranty reserve	0.7	0.8
Amounts owed to customers	0.5	1.5
Other	3.0	2.6
Accrued liabilities and other	$22.5	$22.1

Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Interest paid	$6.0	$5.8
Income taxes paid	$0.4	$0.8
Non-cash investing activities
Capital expenditures in accounts payable	$0.6	$0.8

Note 4 — Segment and Geographic Information

We have determined we have two operating segments which are aggregated into one reportable segment, Ranpak. Our CODM assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The aggregation of the two operating segments is based on the Company’s determination that the operating segments have similar economic characteristics, and are similar in all of the following areas: the nature of products and services, the nature of production processes, the type or class of customer for their products or services, and the methods used to distribute their products or provide their services. The operating segments were aggregated for purposes of determining whether segments meet the quantitative threshold for separate reporting.

We attribute revenue and gross profit to individual countries based on the selling location. The following table presents our revenue by geographic location:

	Three Months Ended March 31,
	2024	2023
Revenue
North America	$31.9	$31.1
Europe/Asia	53.4	50.1
Net revenue	$85.3	$81.2

The following table presents our long-lived assets by geographic region:

	March 31, 2024	December 31, 2023
North America	$87.7	$87.5
Europe/Asia	73.9	78.3
Total long-lived assets	$161.6	$165.8

Note 5 — Contracts with Customers

Deferred Revenue and Contract Balances — Deferred revenue primarily represents contractual amounts received from customers that exceed revenue recognized for automation equipment sales. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the Unaudited Condensed Consolidated Balance Sheets. Contract assets arise as revenue is recognized prior to billing the customer in accordance with the terms of the contract. The following table presents our contract assets and contract liabilities as of the period ended March 31, 2024 and December 31, 2023:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	March 31, 2024	December 31, 2023
Contract Assets	$1.3	$1.4
Contract Liabilities	$1.6	$2.0

The contract liability balance represents deferred revenue related to our automation contracts. Revenue recognized in the three months ended March 31, 2024 that was included in the contract liability balance at the beginning of the period was $1.4 million. Revenue recognized in the three months ended March 31, 2023 that was included in the contract liability balance at the beginning of the period was $0.3 million.

In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended March 31,
	2024	2023
North America	$26.2	$25.3
Europe/Asia	46.3	43.1
Total paper and other revenue	72.5	68.4
North America	5.7	5.8
Europe/Asia	7.1	7.0
Machine lease revenue	12.8	12.8
Net revenue	$85.3	$81.2

North America consists of the United States, Canada and Mexico, among others; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries, among others. Our customers are not concentrated in any specific geographic region. During the three months ended March 31, 2024 and 2023, no customers exceeded 10% of net revenue.

Note 6 — Goodwill and Intangible Assets, net

Goodwill

The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe	Total
Balance at December 31, 2023	$338.8	$111.3	$450.1
Currency translation	-	(2.5)	(2.5)
Balance at March 31, 2024	$338.8	$108.8	$447.6

Intangible Assets, net

The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	$196.4	$(63.1)	$133.3	$198.8	$(60.6)	$138.2
Patented/unpatented technology	171.6	(74.9)	96.7	171.7	(70.9)	100.8
Intellectual property	0.5	(0.3)	0.2	0.5	(0.3)	0.2
Total definite-lived intangible assets	368.5	(138.3)	230.2	371.0	(131.8)	239.2
Trademarks/tradenames with indefinite lives	106.2	-	106.2	106.2	-	106.2
Identifiable intangible assets, net	$474.7	$(138.3)	$336.4	$477.2	$(131.8)	$345.4

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at March 31, 2024:

Year	Amount
2024	$21.7
2025	28.5
2026	28.1
2027	28.0
2028	28.0
Thereafter	95.9
$230.2

Amortization expense was $7.2 million and $7.2 million in the first quarter of 2024 and 2023, respectively.

The following table shows the remaining weighted-average useful life of our definite lived intangible assets as of March 31, 2024.

Remaining Weighted-Average Useful Life
Customer/distributor relationships	10
Patented/unpatented technology	7
Intellectual property	7
Total identifiable assets, net with definite lives	9

Note 7 — Long-Term Debt

In 2019, the Company entered into a First Lien Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), which consists of senior secured credit facilities of a $378.2 million USD-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($144.3 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in June 2026 and the Revolving Facility matures in June 2025. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or the secured overnight financing rate (“SOFR”), or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

of March 31, 2024 and December 31, 2023, was 9.43% and 9.44%, respectively. The interest rate for the First Lien Euro Term Facility as of March 31, 2024 and December 31, 2023, was 7.86% and 7.86%, respectively.

As of March 31, 2024 and December 31, 2023, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. As of March 31, 2024, we had $3.6 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $41.4 million.

Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Dollar Term Facility exit fees payable	2.5	2.5
First Lien Euro Term Facility	144.3	148.8
First Lien Euro Term Facility exit fees payable	1.5	1.5
Finance lease liabilities	2.2	1.9
Equipment financing	2.5	2.7
Deferred financing costs, net	(6.3)	(7.1)
Total debt	$396.7	$400.3
Less: current portion of long-term debt	(1.6)	(1.6)
Less: current portion of finance lease liabilities	(1.0)	(0.9)
Long-term debt	$394.1	$397.8

The Credit Agreement contains customary events of default, representations and warranties, and affirmative and negative covenants, including restrictions on certain of the Company’s subsidiaries’ ability to incur additional debt and liens or undergo certain fundamental changes, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of March 31, 2024. The Credit Agreement also has customary mandatory prepayment provisions, including the requirement for the borrowers under the Credit Agreement to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement.

Fees due upon repayment of the Term Loans and Revolving Loan are as follows (in each case outstanding and effective as of the time of such payment):

•
If the repayment occurs after December 31, 2023, but prior to June 30, 2024 (the “Exit Payment Date”), 0.75% of the Initial Revolving Credit Commitments and Outstanding Term Loans outstanding at such time; or
•
If the repayment occurs after the Exit Payment Date, 1.00% of the Initial Revolving Credit Commitments and Outstanding Term Loans outstanding at such time.

As the Company expects repayment to occur after the Exit Payment Date, the Company has recorded fees equal to 1.00% of the Facilities, or approximately $5 million. These fees are included within the related balances of debt and deferred financing fees as of March 31, 2024. The Company evaluated the amendments to the Credit Agreement entered into during the second quarter of 2023, and determined that there were no provisions requiring bifurcation and treatment as a derivative, and that the transaction constituted a modification rather than an extinguishment.

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
March 31, 2024
Second Amended January 2019 Swap	June 1, 2024	2.12%	200.0	First Lien Dollar Term Facility	80%
			$200.0		80%
December 31, 2023
Second Amended January 2019 Swap	June 1, 2024	2.12%	200.0	First Lien Dollar Term Facility	80%
			$200.0		80%

The Second Amended January 2019 Swap contains an insignificant financing element that is amortized over the term of the hedging relationship.

As of March 31, 2024, we anticipate having to reclassify $1.7 million from accumulated other comprehensive income into earnings during the next twelve months to offset the variability of the hedged items during this period.

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

The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10, “Fair Value Measurement”:

		Assets (Liabilities)
	Balance Sheet Classification	March 31, 2024	December 31, 2023
Interest Rate Swap
Designated as cash flow hedge	Prepaid expenses and other current assets	$1.7	$3.2
Cross-Currency Swap
Designated as net investment hedge	Derivative instruments	$(4.4)	$(6.3)

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The following table presents the effect of our derivative financial instruments on our Unaudited Condensed Consolidated Statements of Operations. The income effects of our derivative activities are reflected in interest (income) expense, net.

	Three Months Ended March 31,
	2024	2023
Interest rate swap agreements designated as cash flow hedges	$(2.4)	$(1.8)
Cross-currency swap agreement designated as net investment hedge, amounts excluded from effectiveness testing	$0.4	$(0.3)

Note 9 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net loss. The components of accumulated other comprehensive income (loss) at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(7.6)	$-	$(7.6)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(4.4)	2.0	(2.4)
Total foreign currency translation	(2.0)	(0.4)	(2.4)
Unrealized gain on interest rate swaps	0.8	(1.1)	(0.3)
Total	$(1.2)	$(1.5)	$(2.7)

	December 31, 2023
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(3.6)	$-	$(3.6)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(6.3)	1.6	(4.7)
Total foreign currency translation	0.1	(0.8)	(0.7)
Unrealized gain on interest rate swaps	3.4	(0.6)	2.8
Total	$3.5	$(1.4)	$2.1

The following tables present the changes in accumulated other comprehensive income (loss) by component:

	Three Months Ended March 31, 2024
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(0.7)	$2.8	$2.1
Other comprehensive loss before reclassifications	(1.5)	(1.2)	(2.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	(2.4)	(2.0)
Tax effects	(0.6)	0.5	(0.1)
Ending balance	$(2.4)	$(0.3)	$(2.7)

	Three Months Ended March 31, 2023
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(3.4)	$8.6	$5.2
Other comprehensive income before reclassifications	2.0	1.6	3.6
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	(1.8)	(1.1)
Tax effects	(0.2)	(1.5)	(1.7)
Ending balance	$(0.9)	$6.9	$6.0

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
•
Level 2 — Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques such as discounted cash flows for which all significant inputs are observable in the market or can be derived from observable market data.
•
Level 3 — Unobservable inputs that are supported by little or no market activities. No financial instruments were measured using unobservable inputs.

The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of March 31, 2024 and December 31, 2023.

The interest rate swaps are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjustments for credit risk, each of which are considered Level 2 inputs. The cross-currency swap is valued utilizing forward and spot prices for currencies and SOFR forward curves, as applicable, which are considered Level 2 inputs. We measure equity investments without readily determinable fair values on a nonrecurring basis. The fair values of these investments are determined based upon valuation techniques using the best information available, which may include quoted market prices, and market comparables.

The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of March 31, 2024 and December 31, 2023:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2024
Money market fund	$16.8	$16.8	$-	$-
Current and long-term debt	403.0	-	402.5	-
Interest rate swap agreements	1.7	-	1.7	-
Cross-currency swap agreement	4.4	-	4.4	-

December 31, 2023
Money market fund	$17.6	$17.6	$-	$-
Current and long-term debt	407.4	-	398.2	-
Interest rate swap agreements	3.2	-	3.2	-
Cross-currency swap agreement	6.3	-	6.3	-

Note 11 — Income Taxes

For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended March 31,
	2024	2023
Effective tax rate	15.8%	14.4%

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to a tax expense of $0.7 million and $1.2 million related to stock-based compensation shortfall recognized for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate is less than the U.S. federal statutory rate due primarily to stock-based compensation adjustments.

Note 12 — Leases

We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from less than one year to 15 years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2024	December 31, 2023
Lease assets
Operating lease right-of-use assets, net	Assets	$23.0	$23.7
Finance lease right of use assets, net	Property, plant, and equipment, net	2.1	1.9
Total lease assets		$25.1	$25.6
Lease liabilities
Operating lease liabilities, current	Current liabilities	$3.8	$3.8
Operating lease liabilities, non-current	Non-current liabilities	23.4	24.7
Finance lease liabilities, current	Current portion of long-term debt	1.0	0.9
Finance lease liabilities, non-current	Long-term debt	1.2	1.0
Total lease liabilities		$29.4	$30.4

The components of lease costs included in our Unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
	2024	2023
Operating leases
Operating lease costs	$1.3	$1.0
Variable lease costs	0.2	0.1
Short-term lease costs	0.2	0.2
Total operating lease costs	$1.7	$1.3
Finance leases
Amortization of right-of-use asset	$0.6	$0.2
Interest on finance lease liabilities	0.1	-
Total finance lease costs	$0.7	$0.2

Maturities of lease liabilities as of March 31, 2024 are as follows:

	Operating	Finance	Total
2024	$4.7	$0.9	$5.6
2025	6.1	0.9	7.0
2026	4.4	0.5	4.9
2027	3.0	0.1	3.1
2028	2.9	-	2.9
2029 and Thereafter	22.5	-	22.5
Total lease payments	43.6	2.4	46.0
Less lease interest	(16.3)	(0.2)	(16.6)
Total lease liabilities	$27.3	$2.2	$29.4

Additional information related to leases is presented as follows:

Ranpak Holdings Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(in millions, except share and per share data)

	March 31, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term	10.2 years	10.3 years
Weighted average discount rate	9.9%	10.0%
Finance leases
Weighted average remaining lease term	2.4 years	2.4 years
Weighted average discount rate	7.8%	7.2%

Supplemental cash flow information related to leases is presented as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.7	$1.0
Financing cash flows from finance leases	0.3	0.2
Total cash paid	$2.0	$1.2
Leased assets obtained in exchange for new operating lease liabilities	$0.1	$18.0
Leased assets obtained in exchange for new finance lease liabilities	0.3	0.1
Right-of-use assets obtained in exchange for lease liabilities	$0.4	$18.1

Note 13 — Commitments and Contingencies

Litigation

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

We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three months ended March 31, 2024 and 2023.

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

Note 14 — Stock-Based Compensation

We record stock-based compensation at fair value on the date of grant and record the expense for these awards in SG&A expenses in our Unaudited Condensed Consolidated Statements of Operations on a ratable basis over the requisite employee service period. Stock-based compensation expense includes actual forfeitures incurred. For performance-based awards, including performance-based restricted stock units (“PRSUs”) and our 2021 LTIP PRSUs, we reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when achievement of the performance condition is probable.

The table below summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$1.3	$2.8
Tax (expense) benefit for stock-based compensation	0.3	0.7
Stock-based compensation expense, net of tax	$1.0	$2.1

As of March 31, 2024, the pool of shares in the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time) is summarized as follows:

2019 Plan	Quantity
As of January 1, 2024	5,885,434
Awards granted	(1,586,846)
Awards forfeited	1,040,445
Available for future awards	5,339,033

Activity related to our restricted stock units (“RSUs”), PRSUs, and Director Stock Units is as follows:

	RSUs		PRSUs		Director Stock Units
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	948,781	$6.17	3,289,213	$16.44	216,720	$3.23
Granted	963,266	$5.40	607,470	$4.39	16,110	$5.82
Released	(128,488)	$7.44	(295,411)	$15.37	(16,110)	$5.82
Forfeited	(42,977)	$6.96	(997,468)	$6.91	-	$-
Outstanding at March 31, 2024	1,740,582	$5.64	2,603,804	$17.40	216,720	$3.23

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

As of March 31, 2024, we have not issued any instruments that are considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(8.1)	$(12.4)
Net loss attributable to common stockholders for basic and diluted EPS	$(8.1)	$(12.4)
Denominator:
Basic and diluted weighted average common shares outstanding	82,682,308	82,136,793
Two-class method:
Basic and diluted loss per share	$(0.10)	$(0.15)
Class A Common Stock:
Basic and diluted weighted average common shares outstanding	79,761,209	79,215,694
Proportionate share of net loss	$(7.8)	$(12.0)
Basic and diluted loss per share	$(0.10)	$(0.15)
Class C Common Stock:
Basic and diluted weighted average common shares outstanding	2,921,099	2,921,099
Proportionate share of net loss	$(0.3)	$(0.4)
Basic and diluted loss per share	$(0.10)	$(0.14)

The dilutive effect of $0.9 million and $0.1 million shares in the three months ended March 31, 2024 and 2023, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. In addition, $3.5 million and $2.9 million shares issuable subject to RSUs and PRSUs were not included in the computation of diluted shares outstanding for the three months ended March 31, 2024 and 2023, respectively, because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones.

Note 16 — Transactions with Related Parties

In 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement were not material for the first quarter of 2024 and 2023. Total fees under the agreement amounted to approximately $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

Note 18 — Strategic Investments

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

We hold investments in Pickle Robot Co. (“Pickle”) and Creapaper GmbH (“Creapaper”). Pickle is a robotics-solutions company which has developed robots for sorting, loading and unloading packaged goods. Creapaper uses a patented process to produce grass fiber, a raw material required for producing their grasspaper packaging products. As of December 31, 2023, we held investments in Pickle and Creapaper of $9.4 million and $4.9 million, respectively. During the three months ended March 31, 2024, we invested an additional $0.5 million in Pickle in the form of a convertible note.

The estimated fair value of our strategic investments were calculated using valuation techniques that included both observable and unobservable inputs. These valuation techniques included both Level 2 and Level 3 inputs as defined by ASC Topic 820, Fair Value Measurement.

Note 19 — Subsequent Events

The Company has evaluated subsequent events through May 2, 2024, and has concluded no subsequent events have occurred that require disclosure, except for those referenced below.

Patent Litigation

On April 22, 2024, we entered into a settlement agreement (the “Settlement Agreement”) with a competitor (the “Defendant”) in connection with a patent infringement action we filed against the Defendant regarding a patented feature on some of our machines. Pursuant to the Settlement Agreement, on April 24, 2024, we received a cash payment in the amount of €15 million (approximately $16.1 million USD) and a second cash payment of €5 million (approximately $5.4 million USD) related to the sale of two patents.

Strategic Investments - Pickle Robot Co.

On April 19, 2024, we invested an additional $4.3 million of cash in exchange for preferred shares in Pickle Robot Co. This investment complements our existing automation solutions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements that are not historical facts are forward-looking statements. In addition, any statements that refer to estimates, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include, for example, statements about our expectations around the future performance of the business.

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
•
the impact of rising prices on production inputs, including labor, energy and freight on our results of operations;
•
the impact of the price of kraft paper on our results of operations;
•
our reliance on third party suppliers;
•
geopolitical conflicts and other social and political unrest or change;
•
the high degree of competition and continued consolidation in the markets in which we operate;
•
consumer sensitivity to increases in the prices of our products, changes in consumer preferences with respect to paper products generally or customer inventory rebalancing;
•
economic, competitive and market conditions generally, including macroeconomic uncertainty, the impact of inflation, and variability in energy, freight, labor and other input costs;
•
the loss of certain customers;
•
our failure to develop new products that meet our sales or margin expectations or the failure of those products to achieve market acceptance;
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors”

and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Ranpak included in our 2023 10-K, filed with the SEC on March 14, 2024. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report on Form 10-Q.

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

Overview

Ranpak is a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. Since our inception in 1972, we have delivered high quality protective packaging solutions, while maintaining commitment to environmental sustainability. We provide our paper-based Protective Packaging Solutions (“PPS”) systems and paper consumables to our distributors and certain select end-users. We operate manufacturing facilities in the United States and Europe. For our Automation product lines, we currently have dedicated facilities in Shelton, Connecticut and the Netherlands. R Squared Robotics, a division of Ranpak, uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions. We also maintain sales and administrative offices in Brazil, France, the Czech Republic, China, Japan, and Singapore. We are a global business that generated approximately 59% of our 2023 net revenue outside of the United States.

As of March 31, 2024, we had an installed base of approximately 140.8 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $85.3 million and $81.2 million in the three months ended March 31, 2024 and 2023, respectively.

Key Performance Indicators and Other Factors Affecting Performance

We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.

PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems by product line as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	34.7	35.0	(0.3)	(0.9)
Void-Fill machines	83.4	82.3	1.1	1.3
Wrapping machines	22.7	22.3	0.4	1.8
Total	140.8	139.6	1.2	0.9

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

We hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 8 - Derivative Instruments to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Significant currency fluctuations could impact the comparability of results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”

Inflationary Pressures and Other Costs. We have continued to experience inflationary pressures in 2024, which have adversely impacted some of our end-users, such as automotive companies; distributors; electronic manufacturers; machinery manufacturers; home goods manufacturers; e-commerce and mail order fulfillment firms; and other end-users that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. Higher costs due to inflation were partially offset by price increases, which mitigated the impact on our operating results. However, our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for net revenue, an unwillingness by our customers to accept price increase or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated increases in interest rates and borrowing costs may also impact the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows as well as our end-users.

Seasonality. Approximately 30% of our net revenue in 2023, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Our results tend to follow similar patterns, with the highest net revenue typically recorded in our fourth fiscal quarter and the slowest sales in our first fiscal quarter of each fiscal year. We expect this seasonality to continue in the future and, as a result, our results of operations between fiscal quarters in a given year may not be directly comparable.

Results of Operations

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

In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three months ended March 31, 2024 and 2023. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three months ended March 31, 2024 and 2023.

The following tables set forth our results of operations for the three months ended March 31, 2024 and 2023 with line items presented in millions of dollars.

Comparison of First Quarter of 2024 to First Quarter of 2023

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net revenue	$85.3	$81.2	$4.1	5.0
Cost of goods sold	53.0	53.7	(0.7)	(1.3)
Gross profit	32.3	27.5	4.8	17.5
Selling, general and administrative expenses	27.9	27.2	0.7	2.6
Depreciation and amortization expense	8.4	8.0	0.4	5.0
Other operating expense, net	0.8	1.2	(0.4)	(33.3)
Loss from operations	(4.8)	(8.9)	4.1	(46.1)
Interest expense	6.2	5.7	0.5	8.8
Foreign currency (gain) loss	(1.4)	0.2	(1.6)	(800.0)
Other non-operating income, net	-	(0.3)	0.3	(100.0)
Loss before income tax benefit	(9.6)	(14.5)	4.9	(33.8)
Income tax benefit	(1.5)	(2.1)	0.6	(28.6)
Net loss	$(8.1)	$(12.4)	$4.3	(34.7)

Non-GAAP
EBITDA	$15.4	$7.5	$7.9	105.3
AEBITDA (Constant Currency)	$20.2	$15.1	$5.1	33.8

Net Revenue

The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the first quarter of 2024 and 2023 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
North America	$31.9	$31.1	$0.8	2.6
Europe/Asia	53.4	50.1	3.3	6.6
Net revenue	$85.3	$81.2	$4.1	5.0

Cushioning machines	$37.3	$37.6	$(0.3)	(0.8)
Void-Fill machines	33.1	30.2	2.9	9.6
Wrapping machines	8.6	9.3	(0.7)	(7.5)
Other	6.3	4.1	2.2	53.7
Net revenue	$85.3	$81.2	$4.1	$5.0

	Non-GAAP Constant Currency
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
North America	$31.9	$31.1	$0.8	2.6
Europe/Asia	56.6	53.7	2.9	5.4
Net revenue	$88.5	$84.8	$3.7	4.4

Cushioning machines	$38.8	$39.5	$(0.7)	(1.8)
Void-Fill machines	34.1	31.3	2.8	8.9
Wrapping machines	8.9	9.6	(0.7)	(7.3)
Other	6.7	4.4	2.3	52.3
Net revenue	$88.5	$84.8	$3.7	4.4

Net revenue for the first quarter of 2024 was $85.3 million compared to $81.2 million in the first quarter of 2023, an increase of $4.1 million or 5.0% year over year. Net revenue was positively impacted by increases in void-fill and other products, as well as a currency benefit of 0.7%, partially offset by decreases in cushioning and wrapping. Cushioning decreased $0.3 million, or 0.8%, to $37.3 million from $37.6 million; void-fill increased $2.9 million, or 9.6%, to $33.1 million from $30.2 million; wrapping decreased $0.7 million, or 7.5%, to $8.6 million from $9.3 million; and other sales increased $2.2 million, or 53.7%, to $6.3 million from $4.1 million for the first quarter of 2024 compared to the first quarter of 2023. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. The increase in net revenue is quantified by an increase in the volume of sales of our paper consumable products of approximately 5.3% and an increase of 2.7% in sales of automated box sizing equipment, partially offset by a 3.6% decrease in the price or mix of our paper consumable products. Constant currency net revenue was $88.5 million for the first quarter of 2024, a 4.4% increase from $84.8 million for the first quarter of 2023.

Net revenue in North America for the first quarter of 2024 totaled $31.9 million compared to $31.1 million in the first quarter of 2023. The increase of $0.8 million, or 2.6%, was primarily attributable to increases in void-fill and other sales, partially offset by decreases in cushioning and wrapping.

Net revenue in Europe/Asia for the first quarter of 2024 totaled $53.4 million compared to $50.1 million in the first quarter of 2023. The increase of $3.3 million, or 6.6%, was driven by increases from void-fill, wrapping and other sales, partially offset by a decrease in cushioning. Constant currency net revenue in Europe/Asia was $56.6 million for the first quarter of 2024, a $2.9 million, or 5.4%, increase from $53.7 million for the first quarter of 2023.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2024 totaled $53.0 million, a decrease of $0.7 million, or 1.3%, compared to $53.7 million in the first quarter of 2023. The change was primarily due to lower input costs, offset by higher PPS volumes and currency headwinds of approximately 0.7% of the percentage increase over the prior year.

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the first quarter of 2024 was $27.9 million, an increase of $0.7 million, or 2.6%, from $27.2 million in the first quarter of 2023. The increase in SG&A was primarily attributable to increased employee compensation costs of $2.2 million, increased temporary labor costs of $0.7 million, increased bad debt expense of $0.7 million, increased third-party professional fees of $0.5 million, and $0.2 million from increased currency rate fluctuations compared to the first quarter of 2023. The increased costs were partially offset by a decrease in share-based compensation expense of $1.5 million. Increased costs from currency rate fluctuations contributed 0.7% of the percentage change over the prior year.

Depreciation and Amortization

Depreciation and amortization expense for the first quarter of 2024 was $8.4 million, an increase of $0.4 million, or 5.0%, from $8.0 million in the first quarter of 2023 primarily due to a $0.2 million increase in depreciation from leasehold improvements and a $0.2 million increase in finance lease amortization expense.

Other Operating Expense, Net

Other operating expense, net for the first quarter of 2024 was $0.8 million, a decrease of $0.4 million from $1.2 million in the first quarter of 2023. The decrease was primarily due to lower research and development costs in the current quarter compared to the same period in the prior year.

Interest Expense

Interest expense for the first quarter of 2024 was $6.2 million, an increase of $0.5 million, or 8.8%, from $5.7 million in the first quarter of 2023. The change was primarily due to increases in interest rates associated with our First Lien Credit Facilities compared to the first quarter of 2023 which resulted in additional interest expense of $1.5 million. We also incurred an additional $0.3 million of amortization related to deferred financing costs, partially offset by increased interest income from our cross-currency swap of $0.9 million and an increase of $0.5 million of interest income from our $200 million interest rate swap.

Foreign Currency (Gain) Loss

Foreign currency gain for the first quarter of 2024 was $1.4 million, a change of $1.6 million, from foreign currency loss of $0.2 million in the first quarter of 2023 due to the volatility in Euro exchange rates compared to USD.

Income Tax Benefit

Income tax benefit for the first quarter of 2024 was $1.5 million, or an effective tax rate of 15.8%. Income tax benefit was $2.1 million in the first quarter of 2023, or an effective tax rate of 14.4%. The fluctuation in the effective tax rate between periods was primarily attributable to a tax expense of $0.7 million related to stock-based compensation shortfall. The effective tax rate is less than the U.S. federal statutory rate due primarily to stock-based compensation adjustments, which is partially offset by the U.S. tax credits available in the U.S., and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss

Net loss for the first quarter of 2024 decreased $4.3 million to $8.1 million from a net loss of $12.4 million in the first quarter of 2023. The change was due to the reasons discussed above.

EBITDA and AEBITDA

EBITDA for the first quarter of 2024 was $15.4 million, an increase of $7.9 million, or 105.3%, compared to $7.5 million in the first quarter of 2023. AEBITDA for the first quarter of 2024 and 2023 totaled $20.2 million and $15.1 million, respectively, an increase of $5.1 million, or 33.8%.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 and 2023:

	Non-GAAP Measures
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net revenue	$85.3	$81.2	$4.1	5.0
Cost of goods sold	53.0	53.7	(0.7)	(1.3)
Gross profit	32.3	27.5	4.8	17.5
Selling, general and administrative expenses	27.9	27.2	0.7	2.6
Depreciation and amortization expense	8.4	8.0	0.4	5.0
Other operating expense, net	0.8	1.2	(0.4)	(33.3)
Loss from operations	(4.8)	(8.9)	4.1	(46.1)
Interest expense	6.2	5.7	0.5	8.8
Foreign currency (gain) loss	(1.4)	0.2	(1.6)	(800.0)
Other non-operating income, net	-	(0.3)	0.3	(100.0)
Loss before income tax benefit	(9.6)	(14.5)	4.9	(33.8)
Income tax benefit	(1.5)	(2.1)	0.6	(28.6)
Net loss	(8.1)	(12.4)	4.3	(34.7)

Depreciation and amortization expense – COS	10.4	8.3	2.1	25.3
Depreciation and amortization expense – D&A	8.4	8.0	0.4	5.0
Interest expense	6.2	5.7	0.5	8.8
Income tax benefit	(1.5)	(2.1)	0.6	(28.6)
EBITDA(1)	15.4	7.5	7.9	105.3

Adjustments(2):
Unrealized (gain) loss translation	(1.4)	0.2	(1.6)	(800.0)
Non-cash impairment losses	0.4	0.4	-	-
M&A, restructuring, severance	0.9	0.2	0.7	350.0
Share-based compensation expense	1.3	2.8	(1.5)	(53.6)
Amortization of cloud-based software implementation costs(3)	0.9	0.7	0.2	28.6
Cloud-based software implementation costs	0.5	1.2	(0.7)	(58.3)
SOX remediation costs	0.8	-	0.8	-
Other adjustments	0.4	1.3	(0.9)	(69.2)
Constant currency	1.0	0.8	0.2	25.0
Constant Currency AEBITDA(1)	$20.2	$15.1	$5.1	33.8

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

Liquidity and Capital Resources

We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our cash and cash equivalents of $55.1 million as of March 31, 2024, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements.

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

We had $55.1 million in cash and cash equivalents as of March 31, 2024 and $62.0 million as of December 31, 2023. Including finance lease liabilities and excluding deferred financing costs, we had $403.0 million in debt, $2.6 million of which was classified as short-term, as of March 31, 2024, compared to $407.4 million in debt, $2.5 million of which was classified as short-term, as of December 31, 2023. At March 31, 2024, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through May 2, 2024. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of March 31, 2024, we had $3.6 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $41.4 million.

The material terms of the Facilities are summarized in Note 7, “Long-Term Debt” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 11, “Long-Term Debt” to the consolidated financial statements included in our 2023 10-K. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2025. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or the secured-overnight financing rate (“SOFR”), or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of March 31, 2024 and December 31, 2023, was 9.43% and 9.44%, respectively. The interest rate for the First Lien Euro Term Facility as of March 31, 2024 and December 31, 2023, was 7.86% and 7.86%, respectively. Global interest rates increased meaningfully in 2023 and we expect interest on our Facilities to increase.

The Facilities provide us with the option to increase commitments under the Facilities in an aggregate amount not to exceed the greater of $95.0 million and 100% of Consolidated Adjusted EBITDA (as defined in the definitive documentation with respect to the Facilities) for the four consecutive fiscal quarters most recently ended, plus any voluntary prepayments of the First Lien Term Facility (and, in the case of the Revolving Facility, to the extent such voluntary prepayments are accompanied by permanent commitment reductions under the Revolving Facility), plus unlimited amounts subject to the relevant net leverage ratio tests and certain other conditions.

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

Cash Flows

The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$5.2	$7.5
Net cash used in investing activities	(10.3)	(11.8)
Net cash used in financing activities	(1.3)	(0.3)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.4
Net decrease in cash and cash equivalents	(6.9)	(4.2)
Cash and Cash Equivalents, beginning of period	62.0	62.8
Cash and Cash Equivalents, end of period	$55.1	$58.6

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $5.2 million in the three months ended March 31, 2024. Cash provided by operating activities was $7.5 million in the three months ended March 31, 2023. The changes in operating cash flows are largely due to the decreased net loss for the current period compared with prior year and changes in working capital adjustments.

Cash Flows Used in Investing Activities

Net cash used in investing activities was $10.3 million in the three months ended March 31, 2024 and reflects cash used for production of converter equipment and purchases of machinery and equipment, and an additional investment in Pickle. Cash used in investing activities was $11.8 million in the three months ended March 31, 2023 and reflects cash used for production of converter equipment and leasehold improvements for our facilities in Connecticut and The Netherlands.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $1.3 million in the three months ended March 31, 2024 and reflects debt repayments, payments on finance lease liabilities, tax payments for withholdings on stock compensation and payments on our equipment financing arrangement. Net cash used in financing activities was $0.3 million in the three months ended March 31, 2023 and reflects debt repayments, payments on finance lease liabilities, and tax payments for withholdings on stock compensation, partially offset by proceeds received from an equipment financing arrangement.

Contractual Obligations and Other Commitments

We lease production and administrative facilities as well as automobiles, machinery and equipment. We have various contractual obligations and commercial commitments that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as purchase obligations and other executory contracts, are not recognized as liabilities, but are required to be disclosed. There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our 2023 10-K.

Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Long-Lived Assets

We periodically review goodwill and indefinite-lived intangible assets for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value of our goodwill reporting units or identifiable indefinite-lived intangible assets may be less than their fair values. Additionally, we review our long-lived asset groups whenever there is evidence that events or changes in circumstances indicate the carrying value of our asset groups may not be recoverable. If events or circumstances exist, including a continuation of current market conditions, that indicate that the carrying value of our goodwill reporting units or identifiable indefinite-lived intangible assets may be less than their fair values, or the carrying amount of our long lived-asset groups may no longer be recoverable, we may recognize a non-cash impairment of goodwill, identifiable indefinite-lived intangible assets, or long-lived asset groups, which could have a material adverse effect on our consolidated financial condition or results of operations in future periods. For additional information on our accounting principles with respect to goodwill, identifiable indefinite-lived intangible assets, and long-lived assets, please see “Management Discussion & Analysis – Critical Accounting Policies” in our 2023 10-K.

As of March 31, 2024, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets were below their carrying values. As of March 31, 2024, there were no indicators of impairment present for long-lived assets that required us to test for recoverability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $1.0 million impact on our cash interest expense for the three months ended March 31, 2024. We use interest rate swap agreements to manage this exposure.

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

For the three months ended March 31, 2024, net revenue denominated in currencies other than USD amounted to $53.4 million or 62.6% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the three months ended March 31, 2024 to increase or decrease by approximately $5.3 million.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting that are described in the 2023 10-K.

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

Remediation Plans

As previously described in Part II – Item 9A – Controls and Procedures of the 202310-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The Company expects that we will have remediated certain material weaknesses as described in the 2023 10-K by the end of the calendar year 2024. However, we may not be able to demonstrate through testing that these controls have been operating effectively for a sufficient period of time to achieve remediation. Progress has been made against Management’s plan to remediate these material weaknesses, but for Management to consider a material weakness remediated the related controls are required to function as anticipated for a minimum period. As the Company is executing its remediation plan in 2024, changes to the timing of remediation activities and delays may be experienced that could delay when the material weakness is considered remediated. Controls may be functioning as expected by the end of 2024 but may not function in their final state for a minimum period in 2024. As part of its remediation plan, Management will put mitigating controls in place to minimize risk associated with any unresolved material weaknesses.

Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the 2023 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Information about our risk factors is contained in Item 1A of the 2023 10-K.

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

Ranpak Holdings Corp.

Date:	May 2, 2024	By:	/s/ William Drew
William Drew
Executive Vice President and Chief Financial Officer