Form 10-Q
period 2024-06-30
Ranpak Holdings Corp.
filed 2024-08-01
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number 001-38348
_______________________________________________________________
RANPAK HOLDINGS CORP.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Delaware	98-1377160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
7990 Auburn Road
Concord Township, Ohio 44077
(Address of principal executive offices) (Zip Code)
(440) 354-4445
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and formal fiscal year, if changed since last report)
_______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2024, the registrant had 80,302,264 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2024
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements
Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023

Unaudited Condensed Consolidated Balance Sheets – June 30, 2024 and December 31, 2023

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Paper revenue	$67.5	$63.3	$133.7	$127.6
Machine lease revenue	13.6	12.7	26.4	25.5
Other revenue	5.3	5.9	11.6	10.0
Net revenue	86.4	81.9	171.7	163.1
Cost of goods sold	54.7	51.7	107.7	105.4
Gross profit	31.7	30.2	64.0	57.7
Selling, general and administrative expenses	27.3	16.3	55.2	43.5
Depreciation and amortization expense	8.3	8.1	16.7	16.1
Other operating expense, net	1.3	1.4	2.1	2.6
Income (loss) from operations	(5.2)	4.4	(10.0)	(4.5)
Interest expense	5.3	5.9	11.5	11.6
Foreign currency (gain) loss	0.1	0.7	(1.3)	0.9
Other non-operating income, net	(17.9)	(0.4)	(17.9)	(0.7)
Income (loss) before income tax expense (benefit)	7.3	(1.8)	(2.3)	(16.3)
Income tax expense (benefit)	1.8	0.3	0.3	(1.8)
Net income (loss)	$5.5	$(2.1)	$(2.6)	$(14.5)

Two-class method
Basic and diluted income (loss) per share	$0.07	$(0.03)	$(0.03)	$(0.18)
Class A – basic and diluted income (loss) per share	$0.07	$(0.03)	$(0.03)	$(0.18)
Class C – basic and diluted income (loss) per share	$0.07	$(0.03)	$(0.03)	$(0.17)

Weighted average number of shares outstanding – Class A and C – basic	83,071,520	82,432,158	82,876,914	82,285,291
Weighted average number of shares outstanding – Class A and C – diluted	83,123,636	82,432,158	82,876,914	82,285,291

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(0.1)	$(1.2)	$(2.2)	$0.9
Interest rate swap adjustments	(0.8)	(1.0)	(3.4)	(3.1)
Total other comprehensive loss, before tax	(0.9)	(2.2)	(5.6)	(2.2)
Benefit for income taxes related to other comprehensive income (loss)	(0.1)	(0.4)	—	(1.2)
Total other comprehensive loss, net of tax	(0.8)	(1.8)	(5.6)	(1.0)
Comprehensive income (loss), net of tax	$4.7	$(3.9)	$(8.2)	$(15.5)
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$65.1	$62.0
Accounts receivable, net	36.5	31.6
Inventories, net	26.0	17.3
Income tax receivable	7.5	0.9
Prepaid expenses and other current assets	12.4	13.1
Total current assets	147.5	124.9

Property, plant and equipment, net	139.1	142.1
Operating lease right-of-use assets, net	22.2	23.7
Goodwill	446.8	450.1
Intangible assets, net	328.7	345.4
Deferred tax assets	0.1	0.1
Other assets	35.6	36.4
Total assets	$1,120.0	$1,122.7

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$26.2	$17.6
Accrued liabilities and other	23.5	22.1
Current portion of long-term debt	2.6	2.5
Operating lease liabilities, current	3.9	3.8
Deferred revenue	2.4	2.0
Total current liabilities	58.6	48.0

Long-term debt	393.5	397.8
Deferred tax liabilities	72.4	71.6
Derivative instruments	4.3	6.3
Operating lease liabilities, non-current	22.5	24.7
Other liabilities	2.5	2.3
Total liabilities	553.8	550.7

Commitments and contingencies – Note 13
Shareholders’ equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at June 30, 2024 and December 31, 2023 Shares issued and outstanding: 80,289,912 and 79,684,170 at June 30, 2024 and December 31, 2023, respectively	—	—
Convertible Class C common stock, $0.0001 par, 200,000,000 shares authorized at June 30, 2024 and December 31, 2023 Shares issued and outstanding: 2,921,099 at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	696.1	693.7
Accumulated deficit	(126.4)	(123.8)
Accumulated other comprehensive income (loss)	(3.5)	2.1
Total shareholders’ equity	566.2	572.0
Total liabilities and shareholders’ equity	$1,120.0	$1,122.7
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	79,086,372	$—	2,921,099	$—	$704.3	$(96.7)	$5.2	$612.8
Stock-based awards vested and distributed	368,153	—	—	—	(0.4)	—	—	(0.4)
Issue Director shares	14,084	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	2.8	—	—	2.8
Net loss	—	—	—	—	—	(12.4)	—	(12.4)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Balance at March 31, 2023	79,468,609	—	2,921,099	—	706.7	(109.1)	6.0	603.6
Stock-based awards vested and distributed	27,931	—	—	—	—	—	—	—
Issue Director shares	51,240	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	(9.5)	—	—	(9.5)
Net loss	—	—	—	—	—	(2.1)	—	(2.1)
Other comprehensive loss	—	—	—	—	—	—	(1.8)	(1.8)
Balance at June 30, 2023	79,547,780	$—	2,921,099	$—	$697.2	$(111.2)	$4.2	$590.2

Balance at December 31, 2023	79,684,170	$—	2,921,099	$—	$693.7	$(123.8)	$2.1	$572.0
Stock-based awards vested and distributed	353,622	—	—	—	(0.4)	—	—	(0.4)
Issue Director shares	16,110	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Balance at March 31, 2024	80,053,902	$—	2,921,099	—	694.6	(131.9)	(2.7)	560.0
Stock-based awards vested and distributed	7,500	—	—	—	—	—	—	—
Issue Director shares	228,510	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.5	—	—	1.5
Net income	—	—	—	—	—	5.5	—	5.5
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2024	80,289,912	$—	2,921,099	$—	$696.1	$(126.4)	$(3.5)	$566.2
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(2.6)	$(14.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35.5	33.0
Amortization of deferred financing costs	1.4	0.9
Loss on disposal of property and equipment	0.6	0.8
Gain on sale of patents	(5.4)	—
Deferred income taxes	3.7	(0.3)
Amortization of initial value of interest rate swap	(1.2)	(0.9)
Currency (gain) loss on foreign denominated debt and notes payable	(1.3)	0.8
Stock-based compensation expense	2.8	(6.7)
Amortization of cloud-based software implementation costs	1.8	1.5
Unrealized loss on strategic investments	3.5	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(5.6)	(1.5)
(Increase) decrease in inventory	(8.8)	2.8
(Increase) decrease in income tax receivable	(6.6)	(2.0)
(Increase) decrease in prepaid expenses and other assets	(2.6)	(3.5)
Increase (decrease) in accounts payable	9.5	1.5
Increase (decrease) in accrued liabilities	3.4	2.3
Change in other assets and liabilities	(3.3)	2.4
Net cash provided by operating activities	24.8	16.6
Cash Flows from Investing Activities
Purchases of converter equipment	(15.3)	(11.0)
Purchases of other property, plant, and equipment	(4.4)	(14.2)
Proceeds from sale of patents	5.4	—
Cash paid for strategic investments	(4.8)	—
Net cash used in investing activities	(19.1)	(25.2)
Cash Flows from Financing Activities
Principal payments on term loans	(0.8)	(1.1)
Financing costs of debt facilities	—	(0.2)
Proceeds from equipment financing	0.7	1.9
Payments on equipment financing	(0.5)	—
Payments on finance lease liabilities	(0.6)	(0.8)
Tax payments for withholdings on stock-based awards distributed	(0.4)	(0.5)
Net cash used in financing activities	(1.6)	(0.7)
Effect of Exchange Rate Changes on Cash	(1.0)	0.4
Net Increase (Decrease) in Cash and Cash Equivalents	3.1	(8.9)
Cash and Cash Equivalents, beginning of period	62.0	62.8
Cash and Cash Equivalents, end of period	$65.1	$53.9
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 1 — Nature of Operations
We are a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-Commerce and industrial supply chains. Through our proprietary protective packaging solutions (“PPS”) systems and paper consumables, we offer a full suite of protective packaging solutions. Our business is global, with a strong presence in the United States, Europe and Asia. Throughout this report, when we refer to “Ranpak,” the “Company,” “we,” “our,” or “us,” we are referring to Ranpak Holdings Corp. and all of our subsidiaries, except where the context indicates otherwise.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2023, 2022, and 2021, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 10-K”). The three months ended June 30, 2024 may be further referred to herein as the “second quarter of 2024.” The three months ended June 30, 2023 may be further referred to herein as the “second quarter of 2023.”
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
Foreign Currency — The nature of business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. We are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses in our Unaudited Condensed Consolidated Statements of Operations. In turn, subsidiary income statement balances that are denominated in currencies other than U.S. dollars (“USD”) are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
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

We have forms of variable consideration present in our contracts with customers, including rebates and other discounts. Charges for rebates and other allowances were approximately 9% and 13% of revenue in the three months ended June 30, 2024 and 2023, respectively, and approximately 11% and 14% for the six months ended June 30, 2024 and 2023, respectively. For all contracts that contain a form of variable consideration, we estimate at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determine how much consideration is payable to the customer or how much consideration we would be able to recover from the customer based on the structure of the type of variable consideration, using either the expected value method or the most likely amount method. In most cases, the variable consideration in contracts with customers results in amounts payable to the customer by the Company. We adjust the contract transaction price based on any changes in estimates each reporting period and perform an inception to date cumulative adjustment to the amount of revenue previously recognized. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

We recognize revenue from each Automation product separately, on a contract-by-contract basis (i.e., by individual machine). Each contract represents its own unit of accounting. Our Automation machines are highly customized to customer specific needs and termination is only allowed in the case of breach of contract. As such, we are entitled to all consideration from the production of the machine. We cannot sell the machine to another customer due to the level of customization and, as such, there is not an alternative use for the product produced. Because of these factors, we recognize machine revenue over time on a contract-by-contract basis using an input method, based on the percentage of costs and effort incurred to complete the construction of the machine. We also sell extended warranties, preventative maintenance services, spare parts and spare part packages related to our sale of Automation products. We recognize revenue on maintenance contracts and spare parts separately from their Automation products. Revenue for the sale of spare parts is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods. Maintenance revenue is based on a fixed fee that is recognized straight-line on the basis that the level of effort is consistent over the term of the contract.

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

As of June 30, 2024, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived assets were below their carrying values.
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
In December 31, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require us to provide a tabular rate reconciliation that reconciles income tax attributable to continuing operations to the statutory federal income tax applied to our pre-tax income from continuing operations, including the nature and amount of significant reconciling items, and will require disclosure of additional disaggregated information on income taxes paid. ASU 2023-09 will become effective for us for annual periods beginning after December 15, 2024. Early adoption is permitted. We are in the process of evaluating the impact of future adoption of this standard on our consolidated financial statements.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Note 3 — Supplemental Balance Sheet Data and Cash Flow Information
Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market account, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market account was approximately $23.1 million and $17.6 million at June 30, 2024 and December 31, 2023, respectively. The fair value of money market accounts is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.
Accounts Receivable, net — The components of accounts receivable, net were as follows:

	June 30, 2024	December 31, 2023
Accounts receivable	$37.4	$32.2
Allowance for doubtful accounts	(0.9)	(0.6)
Accounts receivable, net	$36.5	$31.6
At June 30, 2024, one customer’s accounts receivable balance represented 20.1% of our accounts receivable balance. At December 31, 2023, one customer’s accounts receivable balance represented 16.9% of our accounts receivable balance.
Inventories — The components of inventories were as follows:

	June 30, 2024	December 31, 2023
Raw materials	$14.3	$11.5
Work-in-process	1.3	1.4
Finished goods	10.4	4.4
Inventories	$26.0	$17.3
Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	June 30, 2024	December 31, 2023
Land	$2.4	$2.4
Buildings and improvements	12.4	12.3
Leasehold improvements	20.7	20.7
Machinery and equipment	33.8	30.9
Computer and office equipment	17.0	16.8
Converting machines	224.0	216.6
Total property, plant and equipment	310.3	299.7
Accumulated depreciation	(171.2)	(157.6)
Property, plant and equipment, net	$139.1	$142.1
Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$8.4	$8.6	$18.8	$16.9
Depreciation and amortization expense	1.0	0.8	2.2	1.6
Total depreciation expense	$9.4	$9.4	$21.0	$18.5

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	June 30, 2024	December 31, 2023
Employee compensation	$4.2	$3.8
Taxes	6.7	2.5
Professional fees	3.0	3.3
Bonus	4.1	4.6
Interest	2.7	3.0
Warranty reserve	0.8	0.8
Amounts owed to customers	0.4	1.5
Other	1.6	2.6
Accrued liabilities and other	$23.5	$22.1
Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information
Interest paid	$14.4	$11.9
Income taxes paid	$1.2	$2.0
Non-cash investing activities
Capital expenditures in accounts payable	$0.1	$1.0
Note 4 — Segment and Geographic Information
We have determined we have two operating segments which are aggregated into one reportable segment, Ranpak. Our CODM assesses the Company’s performance and allocates resources based on the Company’s consolidated financial information. The aggregation of the two operating segments is based on the Company’s determination that the operating segments have similar economic characteristics, and are similar in all of the following areas: the nature of products and services, the nature of production processes, the type or class of customer for their products or services, and the methods used to distribute their products or provide their services.The operating segments were aggregated for purposes of determining whether segments meet the quantitative threshold for separate reporting.
We attribute net revenue to individual countries based on the selling location. The following table presents our net revenue by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$37.7	$32.2	$69.6	$63.3
Europe/Asia	48.7	49.7	102.1	99.8
Net revenue	$86.4	$81.9	$171.7	$163.1
The following table presents our long-lived assets by geographic region:

	June 30, 2024	December 31, 2023
North America	$86.0	$87.5
Europe/Asia	75.3	78.3
Total long-lived assets	$161.3	$165.8

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Note 5 — Contracts with Customers
Deferred Revenue and Contract Balances — Deferred revenue primarily represents contractual amounts received from customers that exceed revenue recognized for automation equipment sales. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The following table presents our contract assets and contract liabilities as of the period ended June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Contract Assets	$2.3	$1.4
Contract Liabilities	$2.4	$2.0
The contract liability balance represents deferred revenue related to our automation contracts. Deferred revenue from our automation projects is recognized within twelve months.
In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$31.1	$26.6	$57.3	$51.9
Europe/Asia	41.7	42.6	88.0	85.7
Total paper and other revenue	72.8	69.2	145.3	137.6
North America	6.5	5.8	12.2	11.5
Europe/Asia	7.1	6.9	14.2	14.0
Machine lease revenue	13.6	12.7	26.4	25.5
Net revenue	$86.4	$81.9	$171.7	$163.1
North America consists of the United States, Canada and Mexico, among others; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries, among others. Our customers are not concentrated in any specific geographic region. During the three and six months ended June 30, 2024 and 2023, no customers exceeded 10% of net revenue.
Note 6 — Goodwill and Intangible Assets, net
Goodwill
The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe/Asia	Total
Balance at December 31, 2023	$338.8	$111.3	$450.1
Currency translation	—	(3.3)	(3.3)
Balance at June 30, 2024	$338.8	$108.0	$446.8
Intangible Assets, net
Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	June 30, 2024
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	10	$195.6	$(66.1)	$129.5
Patented/unpatented technology	6	171.6	(78.8)	92.8
Intellectual property	7	0.5	(0.3)	0.2
Total definite-lived intangible assets	8	367.7	(145.2)	222.5
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$473.9	$(145.2)	$328.7

	December 31, 2023
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	10	$198.8	$(60.6)	$138.2
Patented/unpatented technology	7	171.7	(70.9)	100.8
Intellectual property	7	0.5	(0.3)	0.2
Total definite-lived intangible assets	9	371.0	(131.8)	239.2
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$477.2	$(131.8)	$345.4

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at June 30, 2024:

Year	Amount
2024	$14.6
2025	28.4
2026	28.1
2027	27.9
2028	27.9
Thereafter	95.6
$222.5

Amortization expense was $7.3 million and $7.3 million in the second quarter of 2024 and 2023, respectively, and $14.5 million and $14.5 million in the six months ended June 30, 2024 and 2023, respectively.
Note 7 — Long-Term Debt
In 2019, the Company entered into a First Lien Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), which consists of senior secured credit facilities of a $378.2 million USD-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($142.8 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in June 2026 and the

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Revolving Facility matures in June 2025. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or the secured overnight financing rate (“SOFR”), or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of June 30, 2024 and December 31, 2023, was 9.18% and 9.44%, respectively. The interest rate for the First Lien Euro Term Facility as of June 30, 2024 and December 31, 2023, was 7.50% and 7.86%, respectively.
As of June 30, 2024 and December 31, 2023, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. As of June 30, 2024, we had $1.2 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.8 million.
Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Dollar Term Facility exit fees payable	2.5	2.5
First Lien Euro Term Facility	142.8	148.8
First Lien Euro Term Facility exit fees payable	1.5	1.5
Finance lease liabilities	2.0	1.9
Equipment financing	2.9	2.7
Deferred financing costs, net	(5.6)	(7.1)
Total debt	396.1	400.3
Less: current portion of long-term debt	(1.6)	(1.6)
Less: current portion of finance lease liabilities	(1.0)	(0.9)
Long-term debt	$393.5	$397.8
The Credit Agreement contains customary events of default, representations and warranties, and affirmative and negative covenants, including restrictions on certain of the Company’s subsidiaries’ ability to incur additional debt and liens or undergo certain fundamental changes, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of June 30, 2024. The Credit Agreement also has customary mandatory prepayment provisions, including the requirement for the borrowers under the Credit Agreement to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement.
Fees due upon repayment of the Term Loans and Revolving Loan are as follows (in each case outstanding and effective as of the time of such repayment):
•If the repayment occurs after December 31, 2023, but prior to June 30, 2024 (the “Exit Payment Date”), 0.75% of the Initial Revolving Credit Commitments and Outstanding Term Loans outstanding at such time; or
•If the repayment occurs after the Exit Payment Date, 1.00% of the Initial Revolving Credit Commitments and Outstanding Term Loans outstanding at such time.
As the Company expects repayment to occur after the Exit Payment Date, the Company has recorded fees equal to 1.00% of the Facilities, or approximately $5 million. These fees are included within the related balances of debt and deferred financing fees as of June 30, 2024. The Company evaluated the amendments to the Credit Agreement entered into during the second quarter of 2023, and determined that there were no provisions requiring bifurcation and treatment as a derivative, and that the transaction constituted a modification rather than an extinguishment.

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
Interest Rate Swap Agreement
Our 2.1% interest rate swap, which was entered into to hedge part of the floating interest rate exposure under the First Lien Dollar Term Facility and designated as a cash flow hedge, matured on June 1, 2024.
Cross Currency Swap Agreements
In November 2022, we entered into a fixed-to-fixed cross-currency rate swap contract between the Euro and U.S. dollar to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates and that we designated as a hedge and accounted for as a net investment hedge (the “November 2022 Swap”). At the spot exchange rate of 1.0205, we converted notional amounts of approximately $80.0 million at 5.84% for €78.4 million at 3.95%. On May 20, 2024, we entered into a fixed-for-fixed cross currency swap in a transaction commonly referred to as a “blend-and-extend,” whereby the November 2022 Swap was effectively terminated and voluntarily de-designated, and the modified swap (the “May 2024 Swap”) converted notional amounts of $80.0 million at 5.84% for €78.4 million at 4.54%. The May 2024 swap is designated as a hedge and accounted for as a net investment hedge.
The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period, with changes in fair value recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss). Components of the May 2024 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of the May 2024 Swap to maturity on June 1, 2025.
The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10 — Fair Value Measurement:

		Assets (Liabilities)
	Balance Sheet Classification	June 30, 2024	December 31, 2023
Interest Rate Swap
Designated as cash flow hedges	Prepaid expenses and other current assets	$—	$3.2
Cross-Currency Swap
Designated as net investment hedge	Derivative instruments	$(4.3)	$(6.3)
The following table presents the effect of our derivative financial instruments on our Unaudited Condensed Consolidated Statements of Operations. The income effects of our derivative activities are reflected in interest (income) expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest rate swap designated as cash flow hedge	$(1.6)	$(2.0)	$(4.0)	$(3.8)
Cross-currency swap designated as net investment hedge, amounts excluded from effectiveness testing	$0.1	$(0.4)	$0.5	$(0.7)
Note 9 — Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is a separate line within the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
reported as part of net loss. The components of accumulated other comprehensive income (loss) at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(7.8)	$—	$(7.8)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(4.3)	1.0	(3.3)
Total	$(2.1)	$(1.4)	$(3.5)

	December 31, 2023
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(3.6)	$—	$(3.6)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(6.3)	1.6	(4.7)
Total foreign currency translation	0.1	(0.8)	(0.7)
Unrealized gain on interest rate swaps	3.4	(0.6)	2.8
Total	$3.5	$(1.4)	$2.1
The following tables present the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(0.7)	$2.8	$2.1
Other comprehensive loss before reclassifications	(2.7)	1.8	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	(4.0)	(3.5)
Tax effects	(0.6)	(0.6)	(1.2)
Ending balance	$(3.5)	$—	$(3.5)

	Six Months Ended June 30, 2023
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(3.4)	$8.6	$5.2
Other comprehensive loss before reclassifications	1.1	1.5	2.6
Amounts reclassified from accumulated other comprehensive income (loss)	1.1	(3.7)	(2.6)
Tax effects	(0.8)	(0.2)	(1.0)
Ending balance	$(2.0)	$6.2	$4.2
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
•Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 — Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data.
•Level 3 — Unobservable inputs that are supported by little or no market activities.
The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of June 30, 2024 and December 31, 2023.
The cross-currency swap is valued utilizing forward and spot prices for currencies and SOFR forward curves, as applicable, which are considered Level 2 inputs. We estimate the fair value of our strategic investments in unconsolidated affiliates based on Level 3 inputs when there is an observable price change. The fair values of these investments are determined based upon valuation techniques using the Option Pricing Method and market comparables.
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of June 30, 2024 and December 31, 2023:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2024
Money market fund	$23.1	$23.1	$—	$—
Current and long-term debt	$401.7	$—	$402.2	$—
Cross-currency swap agreement	$4.3	$—	$4.3	$—

December 31, 2023
Money market fund	$17.6	$17.6	$—	$—
Current and long-term debt	$407.4	$—	$398.2	$—
Interest rate swap agreements	$3.2	$—	$3.2	$—
Cross-currency swap agreement	$6.3	$—	$6.3	$—
Note 11 — Income Taxes
For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate	24.8%	(15.5)%	(13.3)%	11.1%
The fluctuation in the effective tax rate over the periods presented above was primarily attributable to the litigation settlement and patent sale in the second quarter of 2024 (as described in Note 13 — Commitments and Contingencies), and a tax benefit of $0.1 million and tax expense of $0.6 million related to stock-based compensation windfall and shortfall recognized for the three and six months ended June 30, 2024, respectively. The effective tax rate for the six months ended June 30, 2024 is less than the U.S. federal and state statutory rates due primarily to stock-based compensation adjustments.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Note 12 — Leases
We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from one year to 15 years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.
Supplemental balance sheet information related to leases is as follows:

	Classification	June 30, 2024	December 31, 2023
Lease assets
Operating lease right-of-use assets, net	Assets	$22.2	$23.7
Finance lease right of use assets, net	Property, plant, and equipment, net	1.9	1.9
Total lease assets		$24.1	$25.6
Lease liabilities
Operating lease liabilities, current	Current liabilities	$3.9	$3.8
Operating lease liabilities, non-current	Non-current liabilities	22.5	24.7
Finance lease liabilities, current	Current portion of long-term debt	1.0	0.9
Finance lease liabilities, non-current	Long-term debt	1.0	1.0
Total lease liabilities		$28.4	$30.4
The components of lease costs included in our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating leases
Operating lease costs	$1.5	$1.2	$2.8	$2.2
Variable lease costs	0.2	—	0.5	0.1
Short-term lease costs	0.1	—	0.3	0.2
Finance leases
Amortization of right-of-use asset	$0.3	$0.2	$0.8	$0.4
Maturities of lease liabilities as of June 30, 2024 are as follows:

	Operating	Finance	Total
2024	$3.1	$0.6	$3.7
2025	6.0	0.9	6.9
2026	4.5	0.5	5.0
2027	3.2	0.2	3.4
2028	2.9	—	2.9
2029 and Thereafter	22.4	—	22.4
Total lease payments	42.1	2.2	44.3
Less lease interest	(15.7)	(0.2)	(15.9)
Total lease liabilities	$26.4	$2.0	$28.4

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Additional information related to leases is presented as follows:

	June 30, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term	10.1 years	10.3 years
Weighted average discount rate	10.0%	10.0%
Finance leases
Weighted average remaining lease term	2.3 years	2.4 years
Weighted average discount rate	8.0%	7.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.7	$1.3	$3.3	$2.3
Financing cash flows from finance leases	0.3	0.2	0.6	0.4
Right-of-use assets obtained in exchange for lease liabilities
Leased assets obtained in exchange for new operating lease liabilities	$0.1	$0.2	$0.2	$18.2
Leased assets obtained in exchange for new finance lease liabilities	—	0.2	0.4	0.3
Note 13 — Commitments and Contingencies
Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, we make estimates of the amount of any insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made. We expense legal costs as incurred.
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and six months ended June 30, 2024.
On April 22, 2024, we entered into a settlement agreement (“the Settlement Agreement”) with a competitor (the “Defendant”) in connection with a patent infringement action we filed against the Defendant regarding a patented feature on some of our machines. Pursuant to the Settlement Agreement, on April 24, 2024, we received a cash payment in the amount of €15 million (approximately $16.1 million USD), and a second cash payment of €5 million (approximately $5.4 million USD) related to the sale of two patents, both of which were recorded in other non-operating income, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The patents sold were never used in a commercial product or arrangement and the combined carrying value at the time of sale was insignificant.

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
The table below summarizes our stock-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$1.5	$(9.5)	$2.8	$(6.7)
Tax effect on stock-based compensation	0.4	(2.4)	0.7	(1.7)
Stock-based compensation expense, net of tax	$1.1	$(7.1)	$2.1	$(5.0)
As of June 30, 2024, the pool of shares in the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time) is summarized as follows:

2019 Plan	Quantity
As of January 1, 2024	5,885,434
Awards granted	(1,735,169)
Awards forfeited	1,046,311
Available for future awards	5,196,576
Activity related to our restricted stock units (“RSUs”), PRSUs, and Director Stock Units is as follows:

	RSUs		PRSUs		Director Stock Units
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2024	948,781	$6.17	3,289,213	$16.44	216,720	$3.23
Granted	975,845	5.43	622,049	4.46	137,275	6.47
Vested	(156,770)	8.19	(274,629)	15.87	(244,620)	3.63
Forfeited	(46,468)	6.84	(999,843)	6.90	—	—
Outstanding, June 30, 2024	1,721,388	$5.56	2,636,790	$17.29	109,375	$6.40

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
Earnings (loss) per share is calculated using the two-class method. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between different classes of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. We apply the two-class method for EPS when computing net income (loss) per Class A and Class C common shares.
As of June 30, 2024, we have not issued any instruments that are considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$5.5	$(2.1)	$(2.6)	$(14.5)
Net income (loss) attributable to common stockholders	$5.5	$(2.1)	$(2.6)	$(14.5)
Denominator:
Basic weighted average common shares outstanding	83,071,520	82,432,158	82,876,914	82,285,291
Dilutive effect of potential common shares	52,116	—	—	—
Weighted average common shares outstanding - dilutive	83,123,636	82,432,158	82,876,914	82,285,291
Two-class method:
Basic and diluted income (loss) per share	$0.07	$(0.03)	$(0.03)	$(0.18)
Class A Common Stock:
Basic weighted average common shares outstanding	80,150,421	79,511,059	79,955,815	79,364,192
Dilutive effect of potential common shares	52,116	—	—	—
Weighted average common shares outstanding - dilutive	80,202,537	79,511,059	79,955,815	79,364,192
Proportionate share of net income (loss)	$5.3	$(2.0)	$(2.5)	$(14.0)
Basic and diluted income (loss) per share	$0.07	$(0.03)	$(0.03)	$(0.18)
Class C Common Stock
Basic and diluted weighted average common shares outstanding	2,921,099	2,921,099	2,921,099	2,921,099
Proportionate share of net income (loss)	$0.2	$(0.1)	$(0.1)	$(0.5)
Basic and diluted income (loss) per share	$0.07	$(0.03)	$(0.03)	$(0.17)
The dilutive effect of 0.6 million shares in the three months ended June 30, 2023 and 0.2 million and 0.5 million shares in the six months ended June 30, 2024 and 2023, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. In addition, 2.5 million and 3.6 million shares issuable subject to RSUs and PRSUs were not included in the computation of diluted shares outstanding for the three months ended June 30, 2024 and 2023, respectively, and 2.0 million and 3.1 million shares issuable subject to

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
RSUs and PRSUs were not included in the computation of diluted shares outstanding for the six months ended June 30, 2024 and 2023, respectively, because the effect would be anti-dilutive.
Note 16 — Transactions with Related Parties
In 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement were not material for the second quarter of 2024 and 2023, and amounted to approximately $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.
Note 17 — Shareholders' Equity
On July 26, 2022, the Company’s board of directors authorized a general share repurchase program of the Company’s Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors. There have been no repurchases executed to date.
Note 18 — Strategic Investments
As part of our strategy, we continuously evaluate opportunities for strategic investments that align with our mission. We account for these investments in non-public companies under the ASC Topic 321, Investments - Equity Securities, measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for these investments. The investments are measured at cost and adjusted to fair value when there is an observable price change, and are assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.
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
During the second quarter of 2024, we invested an additional $4.3 million in cash in exchange for preferred shares in Pickle. The additional cash investment was considered an observable price change that required remeasurement of the carrying value of our investment in Pickle. As a result, we recorded a $3.5 million unrealized loss on our investment in Pickle for the three and six months ended June 30, 2024 in other non-operating income, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There were no adjustments recognized in the six months ended June 30, 2023. As of June 30, 2024, the carrying value of our investments in Pickle and Creapaper were $10.7 million and $4.9 million, respectively.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to:
•our inability to secure a sufficient supply of paper to meet our production requirements;
•the impact of rising prices on production inputs, including labor, energy, and freight on our results of operations;
•the impact of the price of kraft paper on our results of operations;
•our reliance on third party suppliers;
•geopolitical conflicts and other social and political unrest or change;
•the high degree of competition and continued consolidation in the markets in which we operate;
•consumer sensitivity to increases in the prices of our products, changes in consumer preferences with respect to paper products generally or customer inventory rebalancing;
•economic, competitive and market conditions generally, including macroeconomic uncertainty, the impact of inflation, and variability in energy, freight, labor and other input costs;
•the loss of certain customers;
•our failure to develop new products that meet our sales or margin expectations or the failure of those products to achieve market acceptance;
•our ability to achieve our environmental, social and governance (“ESG”) goals and maintain the sustainable nature of our product portfolio and fulfill our obligations under evolving ESG standards;
•our ability to fulfill our obligations under new disclosure regimes relating to ESG matters, such as the European Sustainability Disclosure Standards recently adopted by the European Union (“EU”) under the EU’s Corporate Sustainability Reporting Directive (“CSRD”);
•our future operating results fluctuating, failing to match performance or to meet expectations;
•our ability to fulfill our public company obligations; and
•other risks and uncertainties indicated from time to time in filings made with the SEC.
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
Overview
Ranpak is a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. Since our inception in 1972, we have delivered high quality protective packaging solutions, while maintaining commitment to environmental sustainability. We provide our paper-based Protective Packaging Solutions (“ PPS”) systems and paper consumables to distributors and certain select end-users. We operate manufacturing facilities in the United States and Europe. For our Automation product lines, we currently have dedicated facilities in Shelton, Connecticut and the Netherlands. R Squared Robotics, a division of Ranpak, uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions. We also maintain sales and administrative offices in Brazil, France, the Czech Republic, China, Japan, and Singapore. We are a global business that generated approximately 59% of our 2023 net revenue outside of the United States.
As of June 30, 2024, we had an installed base of approximately 141.2 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $171.7 million and $163.1 million in the six months ended June 30, 2024 and 2023, respectively.
Key Performance Indicators and Other Factors Affecting Performance
We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.
PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems by product line as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	34.9	35.0	(0.1)	(0.3)
Void-Fill machines	83.9	83.3	0.6	0.7
Wrapping machines	22.4	22.4	—	—
Total	141.2	140.7	0.5	0.4
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
We hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 8 — Derivative Instruments to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Significant currency fluctuations could impact the comparability of results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Qualitative and Quantitative Disclosures About Market Risk.”
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
Results of Operations
Our condensed consolidated financial statements are prepared in accordance with GAAP. We have, however, also presented below Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and constant currency adjusted EBITDA (“Constant Currency AEBITDA”), which are non-GAAP financial measures. We have included EBITDA and Constant Currency AEBITDA because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and Constant Currency AEBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Adjusting AEBITDA for comparability for constant currency also assists in this comparison as it allows a better insight into the performance of our businesses that operate in currencies other than our reporting currency. Before consolidation, our Europe/Asia financial data is derived in Euros. To calculate the adjustment that we apply to present

AEBITDA on a constant currency basis, we multiply this Euro-derived data by 1.15 to reflect an exchange rate of 1 Euro to 1.15 USD, which we believe is a reasonable exchange rate to use to give a stable depiction of the business without currency fluctuations between periods, to calculate Europe/Asia data in constant currency USD. An exchange rate of 1.15 approximates the average exchange rate of the Euro to USD over the past five years. We also present non-GAAP constant currency net revenue and derive it in the same manner. We believe that EBITDA and Constant Currency AEBITDA provide useful information to investors and others in understanding and evaluating the Company’s operating results in the same manner as our management and board of directors.
However, EBITDA and AEBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA and AEBITDA should not be viewed as substitutes for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Constant Currency AEBITDA do not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and Constant Currency AEBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Constant Currency AEBITDA does not consider the potentially dilutive impact of equity-based compensation;
•EBITDA and Constant Currency AEBITDA do not reflect the impact of the recording or release of valuation allowances or tax payments that may represent a reduction in cash available to us;
•Constant Currency AEBITDA does not take into account any restructuring and integration costs;
•Constant Currency AEBITDA is presented on a constant currency basis and gives effect to the impact of currency fluctuations
•while EBITDA for all periods herein has been reported without giving effect to constant currency adjustments, we have previously presented EBITDA on a constant currency basis, which reduces its usefulness as a comparative measure to certain of our historical results that are not presented in this report; and
•other companies, including companies in our industry, may calculate EBITDA and Constant Currency AEBITDA differently, which reduces their usefulness as comparative measures.
EBITDA — EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; and depreciation and amortization.
Constant Currency AEBITDA — Constant Currency AEBITDA is a non-GAAP financial measure that we present on a constant currency basis and calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; interest expense; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items; as further adjusted to reflect the performance of the business on a constant currency basis.
In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three and six months ended June 30, 2024 and 2023. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and six months ended June 30, 2024 and 2023.
The following tables set forth our results of operations for the three and six months ended June 30, 2024 and 2023 with line items presented in millions of dollars.

Comparison of Second Quarter of 2024 to Second Quarter of 2023

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenue	$86.4	$81.9	$4.5	5.5
Cost of goods sold	54.7	51.7	3.0	5.8
Gross profit	31.7	30.2	1.5	5.0
Selling, general and administrative expenses	27.3	16.3	11.0	67.5
Depreciation and amortization expense	8.3	8.1	0.2	2.5
Other operating expense, net	1.3	1.4	(0.1)	(7.1)
Income (loss) from operations	(5.2)	4.4	(9.6)	(218.2)
Interest expense	5.3	5.9	(0.6)	(10.2)
Foreign currency loss	0.1	0.7	(0.6)	(85.7)
Other non-operating income, net(1)	(17.9)	(0.4)	(17.5)	NM(2)
Income (loss) before income tax expense	7.3	(1.8)	9.1	(505.6)
Income tax expense	1.8	0.3	1.5	500.0
Net income (loss)	$5.5	$(2.1)	$7.6	(361.9)

Non-GAAP
EBITDA	$29.3	$20.8	$8.5	40.9
AEBITDA (Constant Currency)	$20.4	$19.0	$1.4	7.4
(1) Includes a $5.4 million gain on the sale of patents, a $16.1 million gain on the settlement of litigation, and a $3.5 million unrealized loss on our equity investment in Pickle Robot Co.

(2) Not a meaningful financial metric.

Net Revenue
The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the second quarter of 2024 and 2023 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
North America	$37.7	$32.2	$5.5	17.1
Europe/Asia	48.7	49.7	(1.0)	(2.0)
Net revenue	$86.4	$81.9	$4.5	5.5

Cushioning machines	$35.0	$36.6	$(1.6)	(4.4)
Void-Fill machines	37.7	31.1	6.6	21.2
Wrapping machines	8.4	8.4	—	—
Other	5.3	5.8	(0.5)	(8.6)
Net revenue	$86.4	$81.9	$4.5	5.5

	Non-GAAP Constant Currency
	Three Months Ended June 30,
	2024	2023	$ Change	% Change
North America	$37.7	$32.2	$5.5	17.1
Europe/Asia	51.9	52.4	(0.5)	(1.0)
Net revenue	$89.6	$84.6	$5.0	5.9

Cushioning machines	$36.5	$38.0	$(1.5)	(3.9)
Void-Fill machines	38.9	31.9	7.0	21.9
Wrapping machines	8.6	8.7	(0.1)	(1.1)
Other	5.6	6.0	(0.4)	(6.7)
Net revenue	$89.6	$84.6	$5.0	5.9
Net revenue for the second quarter of 2024 was $86.4 million compared to $81.9 million in the second quarter of 2023, an increase of $4.5 million or 5.5% year over year. Net revenue was positively impacted by an increase in void-fill, partially offset by a decrease in cushioning and other net revenue. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. Cushioning decreased $1.6 million, or 4.4%, to $35.0 million from $36.6 million; void-fill increased $6.6 million, or 21.2%, to $37.7 million from $31.1 million; wrapping remained constant at $8.4 million; and other sales decreased $0.5 million, or 8.6%, to $5.3 million from $5.8 million for the second quarter of 2024 compared to the second quarter of 2023. The increase in net revenue is quantified by an increase in the volume of sales of our paper consumable products of approximately 8.8%, partially offset by a 2.5% decrease in the price or mix of our paper consumable products and a 0.4% decrease in sales of automated box sizing equipment. Constant currency net revenue was $89.6 million for the second quarter of 2024, a 5.9% increase from $84.6 million from the second quarter of 2023.
Net revenue in North America for the second quarter of 2024 totaled $37.7 million compared to $32.2 million in the second quarter of 2023. The increase of $5.5 million, or 17.1%, was primarily attributable to an increase in void-fill sales, partially offset by decreases in wrapping and other sales.
Net revenue in Europe/Asia for the second quarter of 2024 totaled $48.7 million compared to $49.7 million in the second quarter of 2023. The decrease of $1.0 million, or 2.0%, was driven by decreases in void-fill and cushioning, partially offset by increases in wrapping and other sales. Constant currency net revenue in Europe/Asia was $51.9 million for the second quarter of 2024, a $0.5 million, or 1.0%, decrease from $52.4 million for the second quarter of 2023.
Cost of Goods Sold
Cost of goods sold for the second quarter of 2024 totaled $54.7 million, an increase of $3.0 million, or 5.8%, compared to $51.7 million in the second quarter of 2023. Cost of goods sold as a percentage of net sales increased to 63.3% in the second quarter of 2024 compared to 63.1% in the second quarter of 2023. Cost of goods sold as a percentage of net sales decreased due to higher labor and overhead costs, partially offset by lower materials cost.
Selling, General and Administrative Expenses (“SG&A”)
SG&A for the second quarter of 2024 was $27.3 million, an increase of $11.0 million, or 67.5%, from $16.3 million in the second quarter of 2023. The change in SG&A was primarily due to an increase in stock-based compensation expense of $11.1 million compared to the three months ended June 30, 2023. This change was due to the reversal of $13.0 million of expense related to our 2021 LTIP PRSU awards during the three months ended June 30, 2023. We incurred an additional $1.7 million in employee compensation, partially offset by lower professional fees of $1.9 million during the three months ended June 30, 2024 compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense for the second quarter of 2024 was $8.3 million, an increase of $0.2 million, or 2.5%, from $8.1 million in the second quarter of 2023. The increase in depreciation and amortization expense is primarily due to the opening of our automation facility in Shelton, Connecticut, which began operations in the third quarter of 2023.
Other Operating Expense, Net
Other operating expense, net for the second quarter of 2024 was $1.3 million, a decrease of $0.1 million from $1.4 million in the second quarter of 2023. The decrease was primarily due to a $0.1 million loss on the disposal of property, plant, and equipment for the second quarter of 2024 compared to a $0.4 million loss in the second quarter of 2023. This was partially offset by an increase in research and development expense of $0.2 million for the second quarter of 2024.
Interest Expense
Interest expense for the second quarter of 2024 was $5.3 million, a decrease of $0.6 million, or 10.2%, from $5.9 million in the second quarter of 2023. The effects of our cross currency and interest rate swaps offset a $0.5 million increase in interest expense from fluctuations in interest rates associated with our First Lien Credit Facilities during the second quarter of 2024 compared to the second quarter of 2023. On May 20, 2024, we entered into a fixed-for-fixed cross currency swap in a transaction commonly referred to as a “blend-and-extend,” which replaced our previous cross currency swap. Our $200.0 million notional interest rate swap at 2.1% matured on June 1, 2024.
Foreign Currency Loss
Foreign currency loss for the second quarter of 2024 was $0.1 million, a decrease of $0.6 million, or 85.7%, from foreign currency loss of $0.7 million in the second quarter of 2023 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Income, Net
Other non-operating income, net for the second quarter of 2024 was $17.9 million and primarily represents $16.1 million in litigation proceeds and a $5.4 million gain on the sale of patents, partially offset by a $3.5 million unrealized loss on our strategic investment in Pickle. Other non-operating income, net for the second quarter of 2023 was $0.4 million and represents the unrealized gain on our investment in a money market fund.
Income Tax Expense
Income tax expense for the second quarter of 2024 was $1.8 million, or an effective tax rate of 24.8%. Income tax expense was $0.3 million in the second quarter of 2023, or an effective tax rate of (15.5)%. The fluctuation in the effective tax rate between periods was primarily attributable to the litigation settlement and patent sale in the second quarter of 2024. The effective tax rate for the three months ended June 30, 2024 is consistent with the combined federal and state statutory rates. The effective tax rate is less than the U.S. federal statutory rate for the three months ended June 30, 2023 due primarily to stock-based compensation adjustments.
Net Income (Loss)
Net income for the second quarter of 2024 increased $7.6 million to $5.5 million from a net loss of $2.1 million in the second quarter of 2023. The change was due to the reasons discussed above.
EBITDA and AEBITDA
EBITDA for the second quarter of 2024 was $29.3 million, an increase of $8.5 million, or 40.9%, compared to $20.8 million in the second quarter of 2023. Adjusting for non-recurring costs, AEBITDA for the second quarter of 2024 and 2023 totaled $20.4 million and $19.0 million, respectively, an increase of $1.4 million, or 7.4% year over year.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenue	$171.7	$163.1	$8.6	5.3
Cost of goods sold	107.7	105.4	2.3	2.2
Gross profit	64.0	57.7	6.3	10.9
Selling, general and administrative expenses	55.2	43.5	11.7	26.9
Depreciation and amortization expense	16.7	16.1	0.6	3.7
Other operating expense, net	2.1	2.6	(0.5)	(19.2)
Loss from operations	(10.0)	(4.5)	(5.5)	122.2
Interest expense	11.5	11.6	(0.1)	(0.9)
Foreign currency (gain) loss	(1.3)	0.9	(2.2)	(244.4)
Other non-operating income, net(1)	(17.9)	(0.7)	(17.2)	NM(2)
Loss before income tax expense (benefit)	(2.3)	(16.3)	14.0	(85.9)
Income tax expense (benefit)	0.3	(1.8)	2.1	(116.7)
Net loss	$(2.6)	$(14.5)	$11.9	(82.1)

Non-GAAP
EBITDA	$44.7	$28.3	$16.4	58.0
AEBITDA (Constant Currency)	$40.6	$34.1	$6.5	19.1
(1) Includes a $5.4 million gain on the sale of patents, $16.1 million gain on the settlement of litigation, and a $3.5 million unrealized loss on our equity investment in Pickle Robot Co.

(2) Not a meaningful financial metric.

Net Revenue
The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the six months ended June 30, 2024 and 2023 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
North America	$69.6	$63.3	$6.3	10.0
Europe/Asia	102.1	99.8	2.3	2.3
Net revenue	$171.7	$163.1	$8.6	5.3

Cushioning machines	$72.3	$74.2	$(1.9)	(2.6)
Void-Fill machines	70.8	61.3	9.5	15.5
Wrapping machines	17.0	17.7	(0.7)	(4.0)
Other	11.6	9.9	1.7	17.2
Net revenue	$171.7	$163.1	$8.6	5.3

	Non-GAAP Constant Currency
	Six Months Ended June 30,
	2024	2023	$ Change	% Change
North America	$69.6	$63.3	$6.3	10.0
Europe/Asia	108.5	106.1	2.4	2.3
Net revenue	$178.1	$169.4	$8.7	5.1

Cushioning machines	$75.3	$77.5	$(2.2)	(2.8)
Void-Fill machines	73.0	63.2	9.8	15.5
Wrapping machines	17.5	18.3	(0.8)	(4.4)
Other	12.3	10.4	1.9	18.3
Net revenue	$178.1	$169.4	$8.7	5.1
Net revenue for the six months ended June 30, 2024 was $171.7 million compared to $163.1 million in the six months ended June 30, 2023, an increase of $8.6 million or 5.3% year over year. Net revenue was positively impacted by increases in void-fill and other net revenue, partially offset by decreases in cushioning and wrapping. Cushioning decreased $1.9 million, or 2.6%, to $72.3 million from $74.2 million; void-fill increased $9.5 million, or 15.5%, to $70.8 million from $61.3 million; wrapping decreased $0.7 million, or 4.0%, to $17.0 million from $17.7 million; and other sales increased $1.7 million, or 17.2%, to $11.6 million from $9.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in net revenue is quantified by an increase in the volume of sales of our paper consumable products of approximately 7.1%, partially offset by a 3.1% decrease in the price or mix of our paper consumable products and an increase of 1.1% in sales of automated box sizing equipment. Constant currency net revenue was $178.1 million for the six months ended June 30, 2024, a 5.1% increase from $169.4 million for the six months ended June 30, 2023.
Net revenue in North America for the six months ended June 30, 2024 totaled $69.6 million compared to $63.3 million in the six months ended June 30, 2023. The increase of $6.3 million, or 10.0%, was primarily attributable to an increase in void-fill sales, partially offset by decreases in wrapping and other sales.
Net revenue in Europe/Asia for the six months ended June 30, 2024 totaled $102.1 million compared to $99.8 million in the six months ended June 30, 2023. The increase of $2.3 million, or 2.3%, was driven by increased sales in void-fill, wrapping and other sales, partially offset by a decrease in cushioning sales. Constant currency net revenue in Europe/Asia was $108.5 million for the six months ended June 30, 2024, a $2.4 million, or 2.3%, increase from constant currency net revenue of $106.1 million for the six months ended June 30, 2023.
Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2024 totaled $107.7 million, an increase of $2.3 million, or 2.2%, compared to $105.4 million in the six months ended June 30, 2023, driven by an increase in sales volume. Cost of goods sold as a percentage of net sales decreased to 62.7% in the six months ended June 30, 2024 compared to 64.6% in 2023. Cost of goods sold as a percentage of net sales improved, primarily driven by lower material costs and partially offset by higher labor and overhead costs.
Selling, General and Administrative Expenses (“SG&A”)
SG&A for the six months ended June 30, 2024 was $55.2 million, an increase of $11.7 million, or 26.9%, from $43.5 million in the six months ended June 30, 2023. The change in SG&A was primarily due to an increase in stock-based compensation expense of $9.5 million compared to the six months ended June 30, 2023, driven by the reversal of expense related to our 2021 LTIP PRSU awards during the six months ended June 30, 2023. We incurred an additional $2.5 million in employee compensation and $0.8 million in temporary labor costs, partially offset by lower professional fees of $1.4 million during the six months ended June 30, 2024 compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2024 was $16.7 million, an increase of $0.6 million, or 3.7%, from $16.1 million in the six months ended June 30, 2023. The increase in depreciation and amortization expense is primarily due to the opening of our automation facility in Shelton, Connecticut, which began operations in the third quarter of 2023.

Other Operating Expense, Net
Other operating expense, net for the six months ended June 30, 2024 was $2.1 million, a decrease of $0.5 million from $2.6 million in the six months ended June 30, 2023. The decrease in other operating expense, net was due to lower losses on the disposal of property, plant, and equipment of $0.3 million in the current period and a $0.2 million decrease in research and development expense.
Interest Expense
Interest expense for the six months ended June 30, 2024 was $11.5 million, a decrease of $0.1 million, or 0.9%, from $11.6 million in the six months ended June 30, 2023. The effects of our cross currency and interest rate swaps offset an increase in interest rates associated with our First Lien Credit Facilities and additional non-cash expense of $0.5 million from deferred financing costs associated with the amendment of our First Lien Credit Facilities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Foreign Currency (Gain) Loss
Foreign currency gain for the six months ended June 30, 2024 was $1.3 million, a change of $2.2 million, or 244.4%, from foreign currency loss of $0.9 million in the six months ended June 30, 2023 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Income, Net
Other non-operating income, net for the six months ended June 30, 2024 was $17.9 million and primarily represents $16.1 million in litigation proceeds and a $5.4 million gain on the sale of patents, partially offset by a $3.5 million unrealized loss on our strategic investment in Pickle. Other non-operating income, net for the six months ended June 30, 2023 was $0.7 million and represents the unrealized gain on our investment in a money market fund.
Income Tax Expense (Benefit)
Income tax expense for the six months ended June 30, 2024 was $0.3 million, or an effective tax rate of (13.3)%. Income tax benefit was $1.8 million in the six months ended June 30, 2023, or an effective tax rate of 11.1%. The fluctuation in the effective tax rate between periods was primarily attributable to the litigation settlement and patent sale in the second quarter of 2024 and tax expense of $1.2 million related to stock-based compensation shortfall recognized for the six months ended June 30, 2023.
Net Loss
Net loss for the six months ended June 30, 2024 decreased $11.9 million to $2.6 million from a net loss of $14.5 million in the six months ended June 30, 2023. The change was due to the reasons discussed above.
EBITDA and AEBITDA
EBITDA for the six months ended June 30, 2024 was $44.7 million, an increase of $16.4 million, or 58.0%, compared to $28.3 million in the six months ended June 30, 2023. Adjusting for non-recurring costs, AEBITDA for the six months ended June 30, 2024 and 2023 totaled $40.6 million and $34.1 million, respectively, representing an increase of $6.5 million, or 19.1%.
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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 and 2022:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenue	$86.4	$81.9	$4.5	5.5
Cost of goods sold	54.7	51.7	3.0	5.8
Gross profit	31.7	30.2	1.5	5.0
Selling, general and administrative expenses	27.3	16.3	11.0	67.5
Depreciation and amortization expense	8.3	8.1	0.2	2.5
Other operating expense, net	1.3	1.4	(0.1)	(7.1)
Income (loss) from operations	(5.2)	4.4	(9.6)	(218.2)
Interest expense	5.3	5.9	(0.6)	(10.2)
Foreign currency loss	0.1	0.7	(0.6)	(85.7)
Other non-operating income, net	(17.9)	(0.4)	(17.5)	NM
Income (loss) before income tax expense	7.3	(1.8)	9.1	(505.6)
Income tax expense	1.8	0.3	1.5	500.0
Net income (loss)	5.5	(2.1)	7.6	(361.9)

Depreciation and amortization expense – COS	8.4	8.6	(0.2)	(2.3)
Depreciation and amortization expense – D&A	8.3	8.1	0.2	2.5
Interest expense	5.3	5.9	(0.6)	(10.2)
Income tax expense	1.8	0.3	1.5	500.0
EBITDA(1)	29.3	20.8	8.5	40.9

Adjustments(2):
Foreign currency loss	0.1	0.6	(0.5)	(83.3)
Non-cash impairment losses	0.2	0.5	(0.3)	(60.0)
M&A, restructuring, severance	1.5	1.3	0.2	15.4
Stock-based compensation expense	1.5	(9.5)	11.0	(115.8)
Amortization of cloud-based software implementation costs(3)	0.9	0.8	0.1	12.5
Cloud-based software implementation costs	0.7	1.2	(0.5)	(41.7)
SOX remediation costs	2.4	2.4	—	—
Gain on sale of patents	(5.4)	—	(5.4)	NM
Patent litigation settlement	(16.1)	—	(16.1)	NM
Unrealized loss on strategic investments	3.5	—	3.5	NM
Other adjustments	1.0	0.1	0.9	900.0
Constant currency	0.8	0.8	—	—
Constant Currency AEBITDA(1)	$20.4	$19.0	$1.4	7.4

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenue	$171.7	$163.1	$8.6	5.3
Cost of goods sold	107.7	105.4	2.3	2.2
Gross profit	64.0	57.7	6.3	10.9
Selling, general and administrative expenses	55.2	43.5	11.7	26.9
Depreciation and amortization expense	16.7	16.1	0.6	3.7
Other operating expense, net	2.1	2.6	(0.5)	(19.2)
Loss from operations	(10.0)	(4.5)	(5.5)	122.2
Interest expense	11.5	11.6	(0.1)	(0.9)
Foreign currency (gain) loss	(1.3)	0.9	(2.2)	(244.4)
Other non-operating income, net	(17.9)	(0.7)	(17.2)	NM
Loss before income tax expense (benefit)	(2.3)	(16.3)	14.0	(85.9)
Income tax expense (benefit)	0.3	(1.8)	2.1	(116.7)
Net loss	(2.6)	(14.5)	11.9	(82.1)

Depreciation and amortization expense – COS	18.8	16.9	1.9	11.2
Depreciation and amortization expense – D&A	16.7	16.1	0.6	3.7
Interest expense	11.5	11.6	(0.1)	(0.9)
Income tax expense (benefit)	0.3	(1.8)	2.1	(116.7)
EBITDA(1)	44.7	28.3	16.4	58.0

Adjustments(2):
Foreign currency (gain) loss	(1.3)	0.8	(2.1)	(262.5)
Non-cash impairment losses	0.6	0.9	(0.3)	(33.3)
M&A, restructuring, severance	2.4	1.5	0.9	60.0
Stock-based compensation expense	2.8	(6.7)	9.5	(141.8)
Amortization of cloud-based software implementation costs(3)	1.8	1.5	0.3	20.0
Cloud-based software implementation costs	1.2	2.4	(1.2)	(50.0)
SOX remediation costs	3.2	2.4	0.8	33.3
Gain on sale of patents	(5.4)	—	(5.4)	NM
Patent litigation settlement	(16.1)	—	(16.1)	NM
Unrealized loss on strategic investments	3.5	—	3.5	NM
Other adjustments	1.4	1.4	—	—
Constant currency	1.8	1.6	0.2	12.5
Constant Currency AEBITDA(1)	40.6	34.1	6.5	19.1
(see subsequent footnotes)
(1)Reconciliations of EBITDA and AEBITDA for each period presented are to net (loss) income, the nearest GAAP equivalent.
(2)Adjustments are related to non-cash unusual or infrequent costs such as: effects of non-cash foreign currency remeasurement or adjustment; impairment of returned machines; costs associated with the evaluation of acquisitions; costs associated with executive severance; costs associated with restructuring actions such as plant rationalization or realignment, reorganization, and reductions in force; costs associated with the implementation of the global ERP system; and other items deemed by management to be unusual, infrequent, or non-recurring.
(3)Represents amortization of capitalized costs related to the implementation of the global ERP system, which are included in SG&A.
Liquidity and Capital Resources
We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our $65.1 million in cash and cash equivalents as of June 30, 2024, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements over the next twelve months.

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
We had $65.1 million in cash and cash equivalents as of June 30, 2024 and $62.0 million as of December 31, 2023. Including finance lease liabilities and excluding deferred financing costs, we had $401.7 million in debt, $2.6 million of which was classified as short-term, as of June 30, 2024, compared to $407.4 million in debt, $2.5 million of which was classified as short-term, as of December 31, 2023. At June 30, 2024, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through August 1, 2024. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of June 30, 2024, we had $1.2 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.8 million.
The material terms of the Facilities are summarized in Note 7 — Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Liquidity and Capital Resources - Debt Profile” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 10-K. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2025. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or, the secured-overnight financing rate (“SOFR”), or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of June 30, 2024 and December 31, 2023, was 9.18% and 9.44%, respectively. The interest rate for the First Lien Euro Term Facility as of June 30, 2024 and December 31, 2022, was 7.50% and 7.86%, respectively.
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

Cash Flows
The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$24.8	$16.6
Net cash used in investing activities	(19.1)	(25.2)
Net cash used in financing activities	(1.6)	(0.7)
Effect of Exchange Rate Changes on Cash	(1.0)	0.4
Net Increase (Decrease) in Cash and Cash Equivalents	3.1	(8.9)
Cash and Cash Equivalents, beginning of period	62.0	62.8
Cash and Cash Equivalents, end of period	$65.1	$53.9
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $24.8 million in the six months ended June 30, 2024. Cash provided by operating activities was $16.6 million in the six months ended June 30, 2023. The changes in operating cash flows are largely due to the decreased net loss for the current period compared with prior year, which was in part due to a patent litigation settlement of $16.1 million in the current period, and partially offset by increases in inventory and accounts receivable as of June 30, 2024.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $19.1 million in the six months ended June 30, 2024 and reflects cash used for production of converter equipment and purchases of machinery and equipment, and an additional investment in Pickle of $4.8 million. We had cash inflows from investing activities of $5.4 million from the sale of two patents. Net cash used in investing activities was $25.2 million in the six months ended June 30, 2023 and reflects cash used for production of converter equipment and leasehold improvements for our facilities in Connecticut and The Netherlands.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $1.6 million in the six months ended June 30, 2024 and reflects debt repayments, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and payments on our equipment financing arrangement. Net cash used in financing activities was $0.7 million in the six months ended June 30, 2023 and reflects debt repayments, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and legal fees paid related to a modification of our debt facilities, partially offset by proceeds received from our equipment financing arrangement.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2024.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our 2023 10-K.
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
As of June 30, 2024, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets were below their carrying values. As of June 30, 2024, there were no indicators of impairment present for long-lived assets that required us to test for recoverability.
If we fail an impairment test, any non-cash impairment charge may have an adverse effect on our results of operations and financial condition. We will continue to monitor events and circumstances for indicators of impairment in our reporting units, indefinite-lived intangible assets, and asset groups.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $3.0 million impact on our cash interest expense for the six months ended June 30, 2024. We use interest rate swap agreements to manage this exposure.
Refer to Note 7 —Long-Term Debt and Note 8 — Derivative Instruments to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our reporting currency. See “Effect of Currency Fluctuations” in Item 2 previously for more information about our foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 8 — Derivative Instruments to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
For the six months ended June 30, 2024, net revenue denominated in currencies other than USD amounted to $102.1 million or 59.5% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the six months ended June 30, 2024 to increase or decrease by approximately $10.2 million.
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
Remediation Plans
As previously described in Part II – Item 9A – Controls and Procedures of the 2023 10-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
The Company expects that we will have remediated certain material weaknesses as described in the 2023 10-K by the end of the calendar year 2024. However, we may not be able to demonstrate through testing that these controls have been operating effectively for a sufficient period of time to achieve remediation. Progress has been made against Management’s plan to remediate these material weaknesses, but for Management to consider a material weakness remediated the related controls are required to function as anticipated for a minimum period. As the Company is executing its remediation plan in 2024, changes to the timing of remediation activities and delays may be experienced that could delay when the material weakness is considered remediated. Controls may be functioning as expected by the end of 2024 but may not function in their final state for a minimum period in 2024. As part of its remediation plan, Management expects to put mitigating controls in place to minimize risk associated with any unresolved material weaknesses.
Changes in Internal Control Over Financial Reporting
In response to the material weaknesses described in the 2023 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Ranpak Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ranpak Holdings Corp.

Date:	August 1, 2024	By:	/s/ William Drew
William Drew
Executive Vice President and Chief Financial Officer