Form 10-Q
period 2024-09-30
Ranpak Holdings Corp.
filed 2024-10-31
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2024, the registrant had 80,336,268 of its Class A common shares, $0.0001 par value per share, outstanding and 2,921,099 of its Class C common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2024
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements
Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023

Unaudited Condensed Consolidated Balance Sheets – September 30, 2024 and December 31, 2023

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Paper revenue	$71.3	$64.8	$205.0	$192.4
Machine lease revenue	13.6	13.2	40.0	38.7
Other revenue	7.3	4.8	18.9	14.8
Net revenue	92.2	82.8	263.9	245.9
Cost of goods sold	57.8	51.3	165.5	156.7
Gross profit	34.4	31.5	98.4	89.2
Selling, general and administrative expenses	28.8	20.9	84.0	64.4
Depreciation and amortization expense	8.2	8.1	24.9	24.2
Other operating expense, net	1.6	0.9	3.7	3.5
Income (loss) from operations	(4.2)	1.6	(14.2)	(2.9)
Interest expense	9.3	6.8	20.8	18.4
Foreign currency (gain) loss	0.2	(0.7)	(1.1)	0.2
Other non-operating income, net	(3.1)	(0.1)	(21.0)	(0.8)
Loss before income tax benefit	(10.6)	(4.4)	(12.9)	(20.7)
Income tax benefit	(2.5)	(1.1)	(2.2)	(2.9)
Net loss	$(8.1)	$(3.3)	$(10.7)	$(17.8)

Two-class method
Basic and diluted loss per share	$(0.10)	$(0.04)	$(0.13)	$(0.22)
Class A – basic and diluted loss per share	$(0.10)	$(0.04)	$(0.13)	$(0.22)
Class C – basic and diluted loss per share	$(0.10)	$(0.03)	$(0.13)	$(0.21)

Weighted average number of shares outstanding – Class A and C – basic and diluted	83,227,887	82,322,957	82,994,759	82,297,985

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$3.6	$(1.9)	$1.4	$(1.0)
Interest rate swap adjustments	—	(2.2)	(3.4)	(5.3)
Total other comprehensive income (loss), before tax	3.6	(4.1)	(2.0)	(6.3)
Provision (benefit) for income taxes related to other comprehensive income (loss)	(0.8)	0.1	(0.8)	(1.1)
Total other comprehensive income (loss), net of tax	4.4	(4.2)	(1.2)	(5.2)
Comprehensive loss, net of tax	$(3.7)	$(7.5)	$(11.9)	$(23.0)
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$69.5	62.0
Accounts receivable, net	40.2	31.6
Inventories	22.5	17.3
Income tax receivable	11.1	0.9
Prepaid expenses and other current assets	9.7	13.1
Total current assets	153.0	124.9

Property, plant and equipment, net	143.9	142.1
Operating lease right-of-use assets, net	22.2	23.7
Goodwill	451.3	450.1
Intangible assets, net	324.4	345.4
Deferred tax assets	0.1	0.1
Other assets	38.4	36.4
Total assets	$1,133.3	$1,122.7

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24.4	$17.6
Accrued liabilities and other	28.9	22.1
Current portion of long-term debt	2.7	2.5
Operating lease liabilities, current	4.0	3.8
Deferred revenue	4.8	2.0
Total current liabilities	64.8	48.0

Long-term debt	400.5	397.8
Deferred tax liabilities	71.2	71.6
Derivative instruments	7.4	6.3
Operating lease liabilities, non-current	22.3	24.7
Other liabilities	2.8	2.3
Total liabilities	569.0	550.7

Commitments and contingencies – Note 13
Shareholders’ equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at September 30, 2024 and December 31, 2023 Shares issued and outstanding: 80,309,764 and 79,684,170 at September 30, 2024 and December 31, 2023, respectively	—	—
Convertible Class C common stock, $0.0001 par, 200,000,000 shares authorized at September 30, 2024 and December 31, 2023 Shares issued and outstanding: 2,921,099 at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	697.9	693.7
Accumulated deficit	(134.5)	(123.8)
Accumulated other comprehensive income	0.9	2.1
Total shareholders’ equity	564.3	572.0
Total liabilities and shareholders’ equity	$1,133.3	$1,122.7
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	79,684,170	$—	2,921,099	$—	$693.7	$(123.8)	$2.1	$572.0
Stock-based awards vested and distributed	353,622	—	—	—	(0.4)	—	—	(0.4)
Issue Director shares	16,110	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Balance at March 31, 2024	80,053,902	$—	2,921,099	—	694.6	(131.9)	(2.7)	560.0
Stock-based awards vested and distributed	7,500	—	—	—	—	—	—	—
Issue Director shares	228,510	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.5	—	—	1.5
Net income	—	—	—	—	—	5.5	—	5.5
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2024	80,289,912	$—	2,921,099	$—	$696.1	$(126.4)	$(3.5)	$566.2
Stock-based awards vested and distributed	7,500	—	—	—	—	—	—	—
Issue Director shares	12,352	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.8	—	—	1.8
Net loss	—	—	—	—	—	(8.1)	—	(8.1)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Balance at September 30, 2024	80,309,764	$—	2,921,099	$—	$697.9	$(134.5)	$0.9	$564.3
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	79,086,372	$—	2,921,099	$—	$704.3	$(96.7)	$5.2	$612.8
Stock-based awards vested and distributed	368,153	—	—	—	(0.4)	—	—	(0.4)
Issue Director shares	14,084	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	2.8	—	—	2.8
Net loss	—	—	—	—	—	(12.4)	—	(12.4)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Balance at March 31, 2023	79,468,609	$—	2,921,099	—	706.7	(109.1)	6.0	603.6
Stock-based awards vested and distributed	27,931	—	—	—	—	—	—	—
Issue Director shares	51,240	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	(9.5)	—	—	(9.5)
Net loss	—	—	—	—	—	(2.1)	—	(2.1)
Other comprehensive loss	—	—	—	—	—	—	(1.8)	(1.8)
Balance at June 30, 2023	79,547,780	$—	2,921,099	$—	$697.2	$(111.2)	$4.2	$590.2
Stock-based awards vested and distributed	65,830	—	—	—	—	—	—	—
Issue Director shares	38,705	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	(5.1)	—	—	(5.1)
Net loss	—	—	—	—	—	(3.3)	—	(3.3)
Other comprehensive loss	—	—	—	—	—	—	(4.2)	(4.2)
Balance at September 30, 2023	79,652,315	$—	2,921,099	$—	$692.1	$(114.5)	$—	$577.6
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(10.7)	$(17.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49.4	49.4
Amortization of deferred financing costs	2.1	1.5
Loss on disposal of property and equipment	0.9	0.8
Gain on sale of patents	(5.4)	—
Deferred income taxes	2.6	(1.5)
Amortization of initial value of interest rate swap	(1.2)	(1.6)
Currency (gain) loss on foreign denominated debt and notes payable	(1.1)	0.2
Stock-based compensation expense	4.6	(11.8)
Amortization of cloud-based software implementation costs	2.6	2.2
Unrealized loss on strategic investments	0.4	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(6.0)	(4.1)
(Increase) decrease in inventory	(5.0)	3.3
(Increase) decrease in income tax receivable	(10.1)	(1.6)
(Increase) decrease in prepaid expenses and other assets	(1.6)	(1.9)
Increase (decrease) in accounts payable	6.2	(1.2)
Increase (decrease) in accrued liabilities	7.7	11.3
Change in other assets and liabilities	(0.5)	(4.2)
Net cash provided by operating activities	34.9	23.0
Cash Flows from Investing Activities
Purchases of converter equipment	(21.3)	(17.5)
Purchases of other property, plant, and equipment	(4.0)	(17.4)
Proceeds from sale of patents	5.4	—
Proceeds from sale of plant, property, and equipment	—	2.9
Cash paid for strategic investments	(4.8)	—
Net cash used in investing activities	(24.7)	(32.0)
Cash Flows from Financing Activities
Principal payments on term loans	(0.8)	(1.5)
Financing costs of debt facilities	—	(1.0)
Proceeds from equipment financing	0.7	2.3
Payments on equipment financing	(0.9)	—
Payments on finance lease liabilities	(0.9)	(0.7)
Tax payments for withholdings on stock-based awards distributed	(0.4)	(0.5)
Net cash used in financing activities	(2.3)	(1.4)
Effect of Exchange Rate Changes on Cash	(0.4)	(0.3)
Net Increase (Decrease) in Cash and Cash Equivalents	7.5	(10.7)
Cash and Cash Equivalents, beginning of period	62.0	62.8
Cash and Cash Equivalents, end of period	$69.5	$52.1
_________________________________________________________________
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
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2023, 2022, and 2021, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 10-K”). The three months ended September 30, 2024 may be further referred to herein as the “third quarter of 2024.” The three months ended September 30, 2023 may be further referred to herein as the “third quarter of 2023.”
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

We have forms of variable consideration present in our contracts with customers, including rebates and other discounts. Charges for rebates and other allowances were approximately 11% and 12% of revenue in the three months ended September 30, 2024 and 2023, respectively, and approximately 11% and 13% for the nine months ended September 30, 2024 and 2023, respectively. For all contracts that contain a form of variable consideration, we estimate at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determine how much consideration is payable to the customer or how much consideration we would be able to recover from the customer based on the structure of the type of variable consideration, using either the expected value method or the most likely amount method. In most cases, the variable consideration in contracts with customers results in amounts payable to the customer by the Company. We adjust the contract transaction price based on any changes in estimates each reporting period and perform an inception to date cumulative adjustment to the amount of revenue previously recognized. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

As of September 30, 2024, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived assets were below their carrying values.
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Note 3 — Supplemental Balance Sheet Data and Cash Flow Information
Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market account, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market account was approximately $45.4 million and $17.6 million at September 30, 2024 and December 31, 2023, respectively. The fair value of money market accounts is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.
Accounts Receivable, net — The components of accounts receivable, net were as follows:

	September 30, 2024	December 31, 2023
Accounts receivable	$41.1	$32.2
Allowance for doubtful accounts	(0.9)	(0.6)
Accounts receivable, net	$40.2	$31.6
One customer’s accounts receivable balance represented 24.8% and 16.9% of our accounts receivable balance as of September 30, 2024 and December 31, 2023, respectively.
Inventories — The components of inventories were as follows:

	September 30, 2024	December 31, 2023
Raw materials	$13.1	$11.5
Work-in-process	1.1	1.4
Finished goods	8.3	4.4
Inventories	22.5	17.3
Property, Plant and Equipment, net — The following table details our property, plant and equipment, net:

	September 30, 2024	December 31, 2023
Land	$2.4	$2.4
Buildings and improvements	12.4	12.3
Leasehold improvements	21.8	20.7
Machinery and equipment	36.3	30.9
Computer and office equipment	17.3	16.8
Converting machines	232.1	216.6
Total property, plant and equipment	322.3	299.7
Accumulated depreciation	(178.4)	(157.6)
Property, plant and equipment, net	$143.9	$142.1
Depreciation expense recorded in cost of goods sold and depreciation and amortization in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$5.7	$8.3	$24.5	$25.2
Depreciation and amortization expense	0.9	0.9	3.1	2.5
Total depreciation expense	$6.6	$9.2	$27.6	$27.7

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	September 30, 2024	December 31, 2023
Employee compensation	$6.1	$3.8
Taxes	7.1	2.5
Professional fees	3.6	3.3
Bonus	5.8	4.6
Interest	2.7	3.0
Warranty reserve	0.8	0.8
Amounts owed to customers	0.4	1.5
Other	2.4	2.6
Accrued liabilities and other	$28.9	$22.1
Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information
Interest paid	$23.0	$19.2
Income taxes paid	$2.9	$2.5
Non-cash investing activities
Capital expenditures in accounts payable	$0.8	$1.2
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
We attribute net revenue to individual countries based on the selling location. The following table presents our net revenue by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$40.3	$34.9	$109.9	$98.2
Europe/Asia	51.9	47.9	154.0	147.7
Net revenue	$92.2	$82.8	$263.9	$245.9
The following table presents our long-lived assets by geographic region:

	September 30, 2024	December 31, 2023
North America	$87.1	$87.5
Europe/Asia	79.0	78.3
Total long-lived assets	$166.1	$165.8

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Note 5 — Contracts with Customers
Deferred Revenue and Contract Balances — Deferred revenue primarily represents contractual amounts received from customers that exceed revenue recognized for automation equipment sales. Our enforceable contractual obligations have durations of less than one year and are included in current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The following table presents our contract assets and contract liabilities as of the period ended September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Contract Assets	$2.7	$1.4
Contract Liabilities	$4.8	$2.0
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
In addition to the disaggregation of revenue between paper, machine lease, and other revenue, we also disaggregate our revenue by segment geography to assist in evaluating the nature, timing, and uncertainty of revenue and cash flows that may be impacted by economic factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$34.0	$28.9	$91.3	$80.8
Europe/Asia	44.6	40.7	132.6	126.4
Total paper and other revenue	78.6	69.6	223.9	207.2
North America	6.3	6.0	18.6	17.5
Europe/Asia	7.3	7.2	21.4	21.2
Machine lease revenue	13.6	13.2	40.0	38.7
Net revenue	$92.2	$82.8	$263.9	$245.9
North America consists of the United States, Canada and Mexico, among others; Europe/Asia consists of European, Asian (including China), Pacific Rim, South American and African countries, among others. During the three months ended September 30, 2024, one customer comprised 10.6% of our total net revenue. During the three and nine months ended September 30, 2023 and the nine months ended September 30, 2024, no customers exceeded 10% of net revenue.
Note 6 — Goodwill and Intangible Assets, net
Goodwill
The following table shows our goodwill balances by operating segment that are aggregated into one reportable segment:

	North America	Europe/Asia	Total
Balance at December 31, 2023	$338.8	$111.3	$450.1
Currency translation	—	1.2	1.2
Balance at September 30, 2024	$338.8	$112.5	$451.3
Intangible Assets, net
Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	September 30, 2024
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	10	$200.1	$(71.0)	$129.1
Patented/unpatented technology	6	171.7	(82.8)	88.9
Intellectual property	7	0.5	(0.3)	0.2
Total definite-lived intangible assets	8	372.3	(154.1)	218.2
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$478.5	$(154.1)	$324.4

	December 31, 2023
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	10	$198.8	$(60.6)	$138.2
Patented/unpatented technology	7	171.7	(70.9)	100.8
Intellectual property	7	0.5	(0.3)	0.2
Total definite-lived intangible assets	9	371.0	(131.8)	239.2
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$477.2	$(131.8)	$345.4

The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at September 30, 2024:

Year	Amount
2024	$7.4
2025	28.7
2026	28.4
2027	28.2
2028	28.2
Thereafter	97.3
$218.2

Amortization expense was $7.3 million and $7.2 million in the third quarter of 2024 and 2023, respectively, and $21.8 million and $21.7 million in the nine months ended September 30, 2024 and 2023, respectively.
Note 7 — Long-Term Debt
In 2019, the Company entered into a First Lien Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), which consists of senior secured credit facilities of a $378.2 million USD-denominated first lien term facility (the “First Lien Dollar Term Facility”), a €140.0 million ($148.9 million equivalent) euro-denominated first lien term facility (the “First Lien Euro Term Facility” and, together with the First Lien Dollar Term Facility, the “First Lien Term Facility”) and a $45.0 million revolving facility (the “Revolving Facility” and together with the First Lien Term Facility, the “Facilities”). The First Lien Term Facility matures in June 2026 and the

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Revolving Facility matures in June 2025. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or the secured overnight financing rate (“SOFR”), or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of September 30, 2024 and December 31, 2023, was 9.05% and 9.44%, respectively. The interest rate for the First Lien Euro Term Facility as of September 30, 2024 and December 31, 2023, was 7.36% and 7.86%, respectively.
As of September 30, 2024 and December 31, 2023, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. As of September 30, 2024, we had $1.5 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.5 million.
Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
First Lien Dollar Term Facility	$250.0	$250.0
First Lien Dollar Term Facility exit fees payable	2.5	2.5
First Lien Euro Term Facility	148.9	148.8
First Lien Euro Term Facility exit fees payable	1.5	1.5
Finance lease liabilities	4.2	1.9
Equipment financing	1.1	2.7
Deferred financing costs, net	(5.0)	(7.1)
Total debt	403.2	400.3
Less: current portion of long-term debt	(1.1)	(1.6)
Less: current portion of finance lease liabilities	(1.6)	(0.9)
Long-term debt	$400.5	$397.8
The Credit Agreement contains customary events of default, representations and warranties, and affirmative and negative covenants, including restrictions on certain of the Company’s subsidiaries’ ability to incur additional debt and liens or undergo certain fundamental changes, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of September 30, 2024. The Credit Agreement also has customary mandatory prepayment provisions, including the requirement for the borrowers under the Credit Agreement to apply excess cash flow to mandatorily prepay term loans under the Credit Agreement.
The Company has recorded fees equal to 1.00% of the Facilities, or approximately $5 million, related to fees due upon repayment of the Term Loans and Revolving Loan outstanding and effective as of the time of such repayment, consistent with the terms of the Credit Agreement. These fees are included within the related balances of debt and deferred financing fees, net as of September 30, 2024. The Company evaluated the amendments to the Credit Agreement entered into during the second quarter of 2023, and determined that there were no provisions requiring bifurcation and treatment as a derivative, and that the transaction constituted a modification rather than an extinguishment.
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
The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10 — Fair Value Measurement:

		Assets (Liabilities)
	Balance Sheet Classification	September 30, 2024	December 31, 2023
Interest Rate Swap
Designated as cash flow hedges	Prepaid expenses and other current assets	$—	$3.2
Cross-Currency Swap
Designated as net investment hedge	Derivative instruments	$(7.4)	$(6.3)
The following table presents the effect of our derivative financial instruments on our Unaudited Condensed Consolidated Statements of Operations. The income effects of our derivative activities are reflected in interest (income) expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swap designated as cash flow hedge	$—	$(2.4)	$(4.0)	$(6.2)
Cross-currency swap designated as net investment hedge, amounts excluded from effectiveness testing	$(0.2)	$(0.3)	$0.3	$(1.0)
Note 9 — Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is a separate line within the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
reported as part of net loss. The components of accumulated other comprehensive income (loss) at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(1.1)	$—	$(1.1)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(7.4)	1.8	(5.6)
Total	$1.5	$(0.6)	$0.9

	December 31, 2023
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(3.6)	$—	$(3.6)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(6.3)	1.6	(4.7)
Total foreign currency translation	0.1	(0.8)	(0.7)
Unrealized gain on interest rate swaps	3.4	(0.6)	2.8
Total	$3.5	$(1.4)	$2.1
The following tables present the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(0.7)	$2.8	$2.1
Other comprehensive loss before reclassifications	1.3	1.8	3.1
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	(4.0)	(4.3)
Tax effects	0.6	(0.6)	—
Ending balance	$0.9	$—	$0.9

	Nine Months Ended September 30, 2023
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(3.4)	$8.6	$5.2
Other comprehensive loss before reclassifications	(1.9)	3.0	1.1
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	(8.7)	(7.7)
Tax effects	(0.3)	1.7	1.4
Ending balance	$(4.6)	$4.6	$—
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
The carrying values of cash and cash equivalents (primarily consisting of bank deposits and a money market fund), accounts receivable and accounts payable approximate their fair values due to the short-term nature of these instruments as of September 30, 2024 and December 31, 2023.
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
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of September 30, 2024 and December 31, 2023:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2024
Money market fund	$45.4	$45.4	$—	$—
Current and long-term debt	$408.2	$—	$406.9	$—
Cross-currency swap agreement	$7.4	$—	$7.4	$—

December 31, 2023
Money market fund	$17.6	$17.6	$—	$—
Current and long-term debt	$407.4	$—	$398.2	$—
Interest rate swap agreements	$3.2	$—	$3.2	$—
Cross-currency swap agreement	$6.3	$—	$6.3	$—
Note 11 — Income Taxes
For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective tax rate	23.2%	26.0%	16.8%	14.2%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to the litigation settlement and patent sale in the second quarter of 2024 (as described in Note 13 — Commitments and Contingencies), and a tax expense of $0.6 million and $1.8 million related to stock-based compensation shortfall recognized for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 is less than the U.S. federal and state statutory rates due primarily to stock-based compensation adjustments. The fluctuation in the effective tax rate for the three months ended September 30, 2024 and 2023 was due to the difference in pre-tax loss

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
as well as tax expense of $0.5 million from a stock-based compensation shortfall recognized in the three months ended September 30, 2023 and no impact from stock-based compensation for the same period of 2024.
Note 12 — Leases
We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from one year to 15 years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.
Supplemental balance sheet information related to leases is as follows:

	Classification	September 30, 2024	December 31, 2023
Lease assets
Operating lease right-of-use assets, net	Non-current assets	$22.2	$23.7
Finance lease right of use assets, net	Property, plant, and equipment, net	4.1	1.9
Total lease assets		$26.3	$25.6
Lease liabilities
Operating lease liabilities, current	Current liabilities	$4.0	$3.8
Operating lease liabilities, non-current	Non-current liabilities	22.3	24.7
Finance lease liabilities, current	Current portion of long-term debt	1.6	0.9
Finance lease liabilities, non-current	Long-term debt	2.6	1.0
Total lease liabilities		$30.5	$30.4
The components of lease costs included in our Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating leases
Operating lease costs	$1.9	$1.4	$4.7	$3.6
Variable lease costs	0.2	0.1	0.7	0.2
Short-term lease costs	0.1	—	0.4	0.2
Finance leases
Amortization of right-of-use asset	$0.3	$0.2	$1.1	$0.6
Maturities of lease liabilities as of September 30, 2024 are as follows:

	Operating	Finance	Total
2024	$1.6	$0.6	$2.2
2025	6.3	1.9	8.2
2026	4.7	1.5	6.2
2027	3.3	0.8	4.1
2028	3.0	—	3.0
2029 and Thereafter	22.9	—	22.9
Total lease payments	41.8	4.8	46.6
Less lease interest	(15.5)	(0.6)	(16.1)
Total lease liabilities	$26.3	$4.2	$30.5

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Additional information related to leases is presented as follows:

	September 30, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term	10.0 years	10.3 years
Weighted average discount rate	10.0%	10.0%
Finance leases
Weighted average remaining lease term	2.7 years	2.4 years
Weighted average discount rate	9.7%	7.2%

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5.0	$3.6
Financing cash flows from finance leases	0.9	0.7
Right-of-use assets obtained in exchange for lease liabilities
Leased assets obtained in exchange for new operating lease liabilities	$0.3	$20.1
Leased assets obtained in exchange for new finance lease liabilities	3.0	0.6
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
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and nine months ended September 30, 2024.
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
The table below summarizes our stock-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense	$1.8	$(5.1)	$4.6	$(11.8)
Tax effect on stock-based compensation	0.5	(1.3)	1.2	(3.0)
Stock-based compensation expense, net of tax	$1.3	$(3.8)	$3.4	$(8.8)
As of September 30, 2024, the pool of shares in the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time) is summarized as follows:

2019 Plan	Quantity
As of January 1, 2024	5,885,434
Awards granted	(1,769,161)
Awards forfeited	1,084,928
Available for future awards	5,201,201
Activity related to our restricted stock units (“RSUs”), PRSUs, and Director Stock Units is as follows:

	RSUs		PRSUs		Director Stock Units
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2024	948,781	$6.17	3,289,213	$16.44	216,720	$3.23
Granted	990,657	5.45	628,877	4.49	149,627	6.43
Vested	(164,270)	8.13	(274,629)	15.87	(256,972)	3.75
Forfeited	(64,361)	6.46	(1,020,567)	7.01	—	—
Outstanding, September 30, 2024	1,710,807	$5.55	2,622,894	$17.30	109,375	$6.40
Note 15 — Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
class method or if-converted method. Diluted EPS excludes potential shares of common stock if their effect is anti-dilutive. If there is a net loss in any period, basic and diluted EPS are computed in the same manner.
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
As of September 30, 2024, we have not issued any instruments that are considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(8.1)	$(3.3)	$(10.7)	$(17.8)
Net loss attributable to common stockholders for basic and diluted EPS	$(8.1)	$(3.3)	$(10.7)	$(17.8)
Denominator:
Basic and diluted weighted average common shares outstanding	83,227,887	82,322,957	82,994,759	82,297,985
Two-class method:
Basic and diluted loss per share	$(0.10)	$(0.04)	$(0.13)	$(0.22)
Class A Common Stock:
Basic and diluted weighted average common shares outstanding	80,306,788	79,401,858	80,073,660	79,376,886
Proportionate share of net loss	$(7.8)	$(3.2)	$(10.3)	$(17.2)
Basic and diluted loss per share	$(0.10)	$(0.04)	$(0.13)	$(0.22)
Class C Common Stock
Basic and diluted weighted average common shares outstanding	2,921,099	2,921,099	2,921,099	2,921,099
Proportionate share of net loss	$(0.3)	$(0.1)	$(0.4)	$(0.6)
Basic and diluted loss per share	$(0.10)	$(0.03)	$(0.13)	$(0.21)
The dilutive effect of 0.4 million shares in the three months ended September 30, 2023 and 0.1 million and 0.8 million shares in the nine months ended September 30, 2024 and 2023, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. In addition, 2.6 million and 1.7 million shares issuable subject to RSUs and PRSUs were not included in the computation of diluted shares outstanding for the three months ended September 30, 2024 and 2023, respectively, and 2.2 million and 1.1 million shares issuable subject to RSUs and PRSUs were not included in the computation of diluted shares outstanding for the nine months ended September 30, 2024 and 2023, respectively, because the effect would be anti-dilutive.
Note 16 — Transactions with Related Parties
In 2019, upon the closing of Ranpak’s business combination with One Madison Corporation, Ranpak entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to Ranpak. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires Ranpak to indemnify the Sponsor in connection with the services provided by the Sponsor to Ranpak. Total fees under the agreement were not material for the third quarter of 2024 and

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
2023, and amounted to approximately $0.1 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.
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
During the second quarter of 2024, we invested an additional $4.3 million in cash in exchange for preferred shares in Pickle which was considered an observable price change that required remeasurement of the carrying value of our investment in Pickle, resulting in a $3.5 million unrealized loss for the six months ended June 30, 2024. During the three months ended September 30, 2024 we became aware of an investment in Pickle made by a new third party investor which was considered an observable price change. We performed a valuation of our investment in Pickle which resulted in an unrealized gain of $3.1 million for the three months ended September 30, 2024. We have recognized a $0.4 million unrealized loss in our investment in Pickle for the nine months ended September 30, 2024. The gain/loss is recognized in other non-operating income, net in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There were no adjustments recognized in the three or nine months ended September 30, 2023. As of September 30, 2024, the carrying value of our investments in Pickle and Creapaper were $13.8 million and $4.9 million, respectively.

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
As of September 30, 2024, we had an installed base of approximately 143.6 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $263.9 million and $245.9 million in the nine months ended September 30, 2024 and 2023, respectively.
Key Performance Indicators and Other Factors Affecting Performance
We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.
PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net sales expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems by product line as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	Change	% Change
PPS Systems	(in thousands)
Cushioning machines	34.9	34.8	0.1	0.3
Void-Fill machines	85.8	84.7	1.1	1.3
Wrapping machines	22.9	22.5	0.4	1.8
Total	143.6	142.0	1.6	1.1
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
Inflationary Pressures and Other Costs. We have continued to experience inflationary pressures in 2024, which have adversely impacted some of our end-users, such as automotive companies; distributors; electronic manufacturers; machinery manufacturers; home goods manufacturers; e-commerce and mail order fulfillment firms; and other end-users that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. Higher costs due to inflation were partially offset by price increases, which mitigated the impact on our operating results. However, our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for net revenue, an unwillingness by our customers to accept price increase or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated higher interest rates and borrowing costs may also impact the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows as well as our end-users.
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
In addition, in our discussion below, we include certain other unaudited, non-GAAP constant currency data for the three and nine months ended September 30, 2024 and 2023. This data is based on our historical financial statements included elsewhere in this Quarterly Report on Form 10-Q, adjusted (where applicable) to reflect a constant currency presentation between periods for the convenience of readers. We reconcile this data to our GAAP data for the same period under “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for the three and nine months ended September 30, 2024 and 2023.
The following tables set forth our results of operations for the three and nine months ended September 30, 2024 and 2023 with line items presented in millions of dollars.

Comparison of Third Quarter of 2024 to Third Quarter of 2023

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenue	$92.2	$82.8	$9.4	11.4
Cost of goods sold	57.8	51.3	6.5	12.7
Gross profit	34.4	31.5	2.9	9.2
Selling, general and administrative expenses	28.8	20.9	7.9	37.8
Depreciation and amortization expense	8.2	8.1	0.1	1.2
Other operating expense, net	1.6	0.9	0.7	77.8
Income (loss) from operations	(4.2)	1.6	(5.8)	(362.5)
Interest expense	9.3	6.8	2.5	36.8
Foreign currency (gain) loss	0.2	(0.7)	0.9	NM(1)
Other non-operating income, net	(3.1)	(0.1)	(3.0)	NM(1)
Loss before income tax benefit	(10.6)	(4.4)	(6.2)	140.9
Income tax benefit	(2.5)	(1.1)	(1.4)	127.3
Net loss	$(8.1)	$(3.3)	$(4.8)	145.5

Non-GAAP
EBITDA	$12.6	$18.8	$(6.2)	(33.0)
AEBITDA (Constant Currency)	$20.5	$18.0	$2.5	13.9
(1) Not a meaningful financial metric.

Net Revenue
The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the third quarter of 2024 and 2023 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
North America	$40.3	$34.9	$5.4	15.5
Europe/Asia	51.9	47.9	4.0	8.4
Net revenue	$92.2	$82.8	$9.4	11.4

Cushioning machines	$32.5	$35.7	$(3.2)	(9.0)
Void-Fill machines	43.9	34.2	9.7	28.4
Wrapping machines	8.5	8.1	0.4	4.9
Other	7.3	4.8	2.5	52.1
Net revenue	$92.2	$82.8	$9.4	11.4

	Non-GAAP Constant Currency
	Three Months Ended September 30,
	2024	2023	$ Change	% Change
North America	$40.3	$34.9	$5.4	15.5
Europe/Asia	54.4	50.8	3.6	7.1
Net revenue	$94.7	$85.7	$9.0	10.5

Cushioning machines	$33.6	$37.1	$(3.5)	(9.4)
Void-Fill machines	44.8	35.3	9.5	26.9
Wrapping machines	8.8	8.3	0.5	6.0
Other	7.5	5.0	2.5	50.0
Net revenue	$94.7	$85.7	$9.0	10.5
Net revenue for the third quarter of 2024 was $92.2 million compared to $82.8 million in the third quarter of 2023, an increase of $9.4 million or 11.4% year over year. Net revenue was positively impacted by an increase in void-fill, wrapping, and other net revenue, partially offset by a decrease in cushioning. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories. Cushioning decreased $3.2 million, or 9.0%, to $32.5 million from $35.7 million; void-fill increased $9.7 million, or 28.4%, to $43.9 million from $34.2 million; wrapping increased $0.4 million or 4.9% to $8.5 million from $8.1 million; and other sales increased $2.5 million, or 52.1%, to $7.3 million from $4.8 million for the third quarter of 2024 compared to the third quarter of 2023. The increase in void-fill was primarily due to increased volume from e-commerce activity in North America. The increase in net revenue is quantified by an increase in the volume of sales of our paper consumable products of approximately 14.7% and a 2.9% increase in sales of automated box sizing equipment, partially offset by a 7.0% decrease in the price or mix of our paper consumable products. Constant currency net revenue was $94.7 million for the third quarter of 2024, a 10.5% increase from $85.7 million from the third quarter of 2023.
Net revenue in North America for the third quarter of 2024 totaled $40.3 million compared to $34.9 million in the third quarter of 2023. The increase of $5.4 million, or 15.5%, was primarily attributable to an increase in void-fill and other sales, partially offset by decreases in wrapping and cushioning.
Net revenue in Europe/Asia for the third quarter of 2024 totaled $51.9 million compared to $47.9 million in the third quarter of 2023. The increase of $4.0 million, or 8.4%, was driven by increases in void-fill, wrapping, and other sales, partially offset by a decrease in cushioning. Constant currency net revenue in Europe/Asia was $54.4 million for the third quarter of 2024, a $3.6 million, or 7.1%, increase from $50.8 million for the third quarter of 2023.

Cost of Goods Sold
Cost of goods sold for the third quarter of 2024 totaled $57.8 million, an increase of $6.5 million, or 12.7%, compared to $51.3 million in the third quarter of 2023. Cost of goods sold as a percentage of net sales increased to 62.7% in the third quarter of 2024 compared to 62.0% in the third quarter of 2023. Cost of goods sold as a percentage of net sales increased primarily due to a decrease in product price mix and higher labor and freight costs, partially offset by lower material costs and lower depreciation expense related to our leased machines.
Selling, General and Administrative Expenses (“SG&A”)
SG&A for the third quarter of 2024 was $28.8 million, an increase of $7.9 million, or 37.8%, from $20.9 million in the third quarter of 2023. The change in SG&A was primarily due to an increase in stock-based compensation expense of $6.9 million compared to the three months ended September 30, 2023. This change was due to increased expense of $0.4 million from our RSU and PRSU awards for the three months ended September 30, 2024 and the reversal of $6.5 million of expense related to our 2021 LTIP PRSU awards during the three months ended September 30, 2023. We incurred an additional $0.7 million in employee compensation and $0.5 million of operating lease expense during the three months ended September 30, 2024 compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense for the third quarter of 2024 was $8.2 million, an increase of $0.1 million, or 1.2%, from $8.1 million in the third quarter of 2023. The increase in depreciation and amortization expense was due to an increase in the amortization of our finance leases of $0.1 million compared to the same period in the prior year.
Other Operating Expense, Net
Other operating expense, net for the third quarter of 2024 was $1.6 million, an increase of $0.7 million from $0.9 million in the third quarter of 2023. The increase was due to an increase in research and development expense of $0.5 million and increased loss on the disposal of property, plant, and equipment of $0.2 million for the third quarter of 2024 compared to the third quarter of 2023.
Interest Expense
Interest expense for the third quarter of 2024 was $9.3 million, an increase of $2.5 million, or 36.8%, from $6.8 million in the third quarter of 2023. The increase was due to the expiration of our interest rate swap in the second quarter of 2024, partially offset by a $0.1 million decrease in interest expense from fluctuations in interest rates associated with our First Lien Credit Facilities during the third quarter of 2024 compared to the third quarter of 2023.
Foreign Currency (Gain) Loss
Foreign currency loss for the third quarter of 2024 was $0.2 million, an increase of $0.9 million, from foreign currency gain of $0.7 million in the third quarter of 2023 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Income, Net
Other non-operating income, net for the third quarter of 2024 and 2023 was $3.1 million and $0.1 million, respectively. The change is primarily due to an unrealized gain on our investment in Pickle Robot Co. of $3.1 million.
Income Tax Benefit
Income tax benefit for the third quarter of 2024 was $2.5 million, or an effective tax rate of 23.2%. Income tax benefit was $1.1 million in the third quarter of 2023, or an effective tax rate of 26.0%. The fluctuation in the effective tax rate for the three months ended September 30, 2024 and 2023 was due to the difference in pre-tax loss as well as tax expense of $0.5 million from a stock-based compensation shortfall recognized in the three months ended September 30, 2023 and no impact from stock-based compensation for the same period of 2024. The effective tax rate is less than the U.S. federal statutory rate for the three months ended September 30, 2024 due primarily to the amount of the pre-tax loss. The effective tax rate for the three months ended September 30, 2023 is consistent with the combined federal and state statutory rates.
Net Loss
Net loss for the third quarter of 2024 increased $4.8 million to $8.1 million from a net loss of $3.3 million in the third quarter of 2023. The change was due to the reasons discussed above.

EBITDA and AEBITDA
EBITDA for the third quarter of 2024 was $12.6 million, a decrease of $6.2 million, or 33.0%, compared to $18.8 million in the third quarter of 2023. AEBITDA for the third quarter of 2024 and 2023 totaled $20.5 million and $18.0 million, respectively, an increase of $2.5 million, or 13.9% year over year.
Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenue	$263.9	$245.9	$18.0	7.3
Cost of goods sold	165.5	156.7	8.8	5.6
Gross profit	98.4	89.2	9.2	10.3
Selling, general and administrative expenses	84.0	64.4	19.6	30.4
Depreciation and amortization expense	24.9	24.2	0.7	2.9
Other operating expense, net	3.7	3.5	0.2	5.7
Loss from operations	(14.2)	(2.9)	(11.3)	389.7
Interest expense	20.8	18.4	2.4	13.0
Foreign currency (gain) loss	(1.1)	0.2	(1.3)	NM(2)
Other non-operating income, net(1)	(21.0)	(0.8)	(20.2)	NM(2)
Loss before income tax benefit	(12.9)	(20.7)	7.8	(37.7)
Income tax benefit	(2.2)	(2.9)	0.7	(24.1)
Net loss	$(10.7)	$(17.8)	$7.1	(39.9)

Non-GAAP
EBITDA	$57.3	$47.1	$10.2	21.7
AEBITDA (Constant Currency)	$61.1	$52.1	$9.0	17.3
(1) Includes a $5.4 million gain on the sale of patents, $16.1 million gain on the settlement of litigation, and a $0.4 million unrealized loss on our equity investment in Pickle Robot Co.

(2) Not a meaningful financial metric.

Net Revenue
The following tables and the discussion that follows compare our net revenue by geographic region and by product line for the nine months ended September 30, 2024 and 2023 on a GAAP basis and on a non-GAAP constant currency basis as described above and in the discussion below. See also “Presentation and Reconciliation of GAAP to Non-GAAP Measures” for further detail:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
North America	$109.9	$98.2	$11.7	11.9
Europe/Asia	154.0	147.7	6.3	4.3
Net revenue	$263.9	$245.9	$18.0	7.3

Cushioning machines	$104.8	$109.9	$(5.1)	(4.6)
Void-Fill machines	114.7	95.5	19.2	20.1
Wrapping machines	25.5	25.8	(0.3)	(1.2)
Other	18.9	14.7	4.2	28.6
Net revenue	$263.9	$245.9	$18.0	7.3

	Non-GAAP Constant Currency
	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
North America	$109.9	$98.2	$11.7	11.9
Europe/Asia	162.9	156.9	6.0	3.8
Net revenue	$272.8	$255.1	$17.7	6.9

Cushioning machines	$108.9	$114.6	$(5.7)	(5.0)
Void-Fill machines	117.8	98.5	19.3	19.6
Wrapping machines	26.3	26.6	(0.3)	(1.1)
Other	19.8	15.4	4.4	28.6
Net revenue	$272.8	$255.1	$17.7	6.9
Net revenue for the nine months ended September 30, 2024 was $263.9 million compared to $245.9 million in the nine months ended September 30, 2023, an increase of $18.0 million or 7.3% year over year. Net revenue was positively impacted by increases in void-fill and other net revenue, partially offset by decreases in cushioning and wrapping. Cushioning decreased $5.1 million, or 4.6%, to $104.8 million from $109.9 million; void-fill increased $19.2 million, or 20.1%, to $114.7 million from $95.5 million; wrapping decreased $0.3 million, or 1.2%, to $25.5 million from $25.8 million; and other sales increased $4.2 million, or 28.6%, to $18.9 million from $14.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in void-fill was primarily due to increased volume from e-commerce activity in North America as we see more companies shifting from plastic to paper solutions. The increase in net revenue is quantified by an increase in the volume of sales of our paper consumable products of approximately 9.6% and an increase of 1.7% in sales of automated box sizing equipment, partially offset by a 4.4% decrease in the price or mix of our paper consumable products. Constant currency net revenue was $272.8 million for the nine months ended September 30, 2024, a 6.9% increase from $255.1 million for the nine months ended September 30, 2023.
Net revenue in North America for the nine months ended September 30, 2024 totaled $109.9 million compared to $98.2 million in the nine months ended September 30, 2023. The increase of $11.7 million, or 11.9%, was primarily attributable to an increase in void-fill and other sales, partially offset by decreases in cushioning and wrapping.
Net revenue in Europe/Asia for the nine months ended September 30, 2024 totaled $154.0 million compared to $147.7 million in the nine months ended September 30, 2023. The increase of $6.3 million, or 4.3%, was driven by increases in void-fill, wrapping and other net revenue, partially offset by a decrease in cushioning sales. Constant currency net revenue in Europe/Asia was $162.9 million for the nine months ended September 30, 2024, a $6.0 million, or 3.8% increase from constant currency net revenue of $156.9 million for the nine months ended September 30, 2023.

Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2024 totaled $165.5 million, an increase of $8.8 million, or 5.6%, compared to $156.7 million in the nine months ended September 30, 2023, driven by an increase in sales volume. Cost of goods sold as a percentage of net sales decreased to 62.7% in the nine months ended September 30, 2024 compared to 63.7% in 2023. Cost of goods sold as a percentage of net sales improved, primarily driven by lower material costs and lower depreciation expense related to our leased machines, partially offset by higher labor, overhead and freight costs and a decrease in product price mix.
Selling, General and Administrative Expenses (“SG&A”)
SG&A for the nine months ended September 30, 2024 was $84.0 million, an increase of $19.6 million, or 30.4%, from $64.4 million in the nine months ended September 30, 2023. The change in SG&A was primarily due to an increase in stock-based compensation expense of $16.4 million compared to the nine months ended September 30, 2023, driven by the reversal of expense of $19.5 million related to our 2021 LTIP PRSU awards during the nine months ended September 30, 2023 and a decrease of expense of $3.1 million related to our RSU and PRSU awards during nine months ended September 30, 2024 compared to the same period in the prior year. We incurred an additional $3.5 million in employee compensation and $0.9 million in temporary labor costs, partially offset by lower professional fees of $1.3 million during the nine months ended September 30, 2024 compared to the same period in the prior year.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2024 was $24.9 million, an increase of $0.7 million, or 2.9%, from $24.2 million in the nine months ended September 30, 2023. The increase in depreciation and amortization expense is primarily due an increase of $0.5 million of amortization related to our finance leases.
Other Operating Expense, Net
Other operating expense, net for the nine months ended September 30, 2024 was $3.7 million, an increase of $0.2 million from $3.5 million in the nine months ended September 30, 2023. The increase in other operating expense, net was due to a $0.2 million increase in research and development expense during the nine months ended September 30, 2024 compared to 2023.
Interest Expense
Interest expense for the nine months ended September 30, 2024 was $20.8 million, an increase of $2.4 million, or 13.0%, from $18.4 million in the nine months ended September 30, 2023. The effects of our cross currency and interest rate swaps offset an increase in interest rates associated with our First Lien Credit Facilities and additional expense of $0.6 million from deferred financing costs during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Foreign Currency (Gain) Loss
Foreign currency gain for the nine months ended September 30, 2024 was $1.1 million, a change of $1.3 million from foreign currency loss of $0.2 million in the nine months ended September 30, 2023 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Income, Net
Other non-operating income, net for the nine months ended September 30, 2024 was $21.0 million and primarily represents $16.1 million in litigation proceeds and a $5.4 million gain on the sale of patents, partially offset by a $0.4 million unrealized loss on our strategic investment in Pickle Robot Co.. Other non-operating income, net for the nine months ended September 30, 2023 was $0.8 million and represents the unrealized gain on our investment in a money market fund.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2024 was $2.2 million, or an effective tax rate of 16.8%. Income tax benefit was $2.9 million in the nine months ended September 30, 2023, or an effective tax rate of 14.2%. The fluctuation in the effective tax rate between periods was primarily attributable to the litigation settlement and patent sale in the second quarter of 2024 and tax expense of $1.8 million related to stock-based compensation shortfall recognized for the nine months ended September 30, 2023.
Net Loss
Net loss for the nine months ended September 30, 2024 decreased $7.1 million to $10.7 million from a net loss of $17.8 million in the nine months ended September 30, 2023. The change was due to the reasons discussed above.

EBITDA and AEBITDA
EBITDA for the nine months ended September 30, 2024 was $57.3 million, an increase of $10.2 million, or 21.7%, compared to $47.1 million in the nine months ended September 30, 2023. AEBITDA for the nine months ended September 30, 2024 and 2023 totaled $61.1 million and $52.1 million, respectively, representing an increase of $9.0 million, or 17.3%.
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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenue	$92.2	$82.8	$9.4	11.4
Cost of goods sold	57.8	51.3	6.5	12.7
Gross profit	34.4	31.5	2.9	9.2
Selling, general and administrative expenses	28.8	20.9	7.9	37.8
Depreciation and amortization expense	8.2	8.1	0.1	1.2
Other operating expense, net	1.6	0.9	0.7	77.8
Income (loss) from operations	(4.2)	1.6	(5.8)	(362.5)
Interest expense	9.3	6.8	2.5	36.8
Foreign currency (gain) loss	0.2	(0.7)	0.9	(128.6)
Other non-operating income, net	(3.1)	(0.1)	(3.0)	NM
Loss before income tax benefit	(10.6)	(4.4)	(6.2)	140.9
Income tax benefit	(2.5)	(1.1)	(1.4)	127.3
Net loss	(8.1)	(3.3)	(4.8)	145.5

Depreciation and amortization expense – COS	5.7	8.3	(2.6)	(31.3)
Depreciation and amortization expense – D&A	8.2	8.1	0.1	1.2
Interest expense	9.3	6.8	2.5	36.8
Income tax benefit	(2.5)	(1.1)	(1.4)	127.3
EBITDA(1)	12.6	18.8	(6.2)	(33.0)

Adjustments(2):
Foreign currency (gain) loss	0.2	(0.6)	0.8	(133.3)
Non-cash impairment losses	0.3	—	0.3	NM
M&A, restructuring, severance	3.2	1.5	1.7	113.3
Stock-based compensation expense	1.8	(5.1)	6.9	(135.3)
Amortization of cloud-based software implementation costs(3)	0.8	0.7	0.1	14.3
Cloud-based software implementation costs	0.9	0.7	0.2	28.6
SOX remediation costs	0.9	1.0	(0.1)	(10.0)
Unrealized gain on strategic investments	(3.1)	—	(3.1)	NM
Other adjustments	2.2	0.4	1.8	450.0
Constant currency	0.7	0.6	0.1	16.7
Constant Currency AEBITDA(1)	$20.5	$18.0	$2.5	13.9

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenue	$263.9	$245.9	$18.0	7.3
Cost of goods sold	165.5	156.7	8.8	5.6
Gross profit	98.4	89.2	9.2	10.3
Selling, general and administrative expenses	84.0	64.4	19.6	30.4
Depreciation and amortization expense	24.9	24.2	0.7	2.9
Other operating expense, net	3.7	3.5	0.2	5.7
Loss from operations	(14.2)	(2.9)	(11.3)	389.7
Interest expense	20.8	18.4	2.4	13.0
Foreign currency (gain) loss	(1.1)	0.2	(1.3)	(650.0)
Other non-operating income, net	(21.0)	(0.8)	(20.2)	NM
Loss before income tax benefit	(12.9)	(20.7)	7.8	(37.7)
Income tax benefit	(2.2)	(2.9)	0.7	(24.1)
Net loss	(10.7)	(17.8)	7.1	(39.9)

Depreciation and amortization expense – COS	24.5	25.2	(0.7)	(2.8)
Depreciation and amortization expense – D&A	24.9	24.2	0.7	2.9
Interest expense	20.8	18.4	2.4	13.0
Income tax benefit	(2.2)	(2.9)	0.7	(24.1)
EBITDA(1)	57.3	47.1	10.2	21.7

Adjustments(2):
Foreign currency (gain) loss	(1.1)	0.2	(1.3)	NM
Non-cash impairment losses	0.9	0.9	—	—
M&A, restructuring, severance	5.6	3.0	2.6	86.7
Stock-based compensation expense	4.6	(11.8)	16.4	(139.0)
Amortization of cloud-based software implementation costs(3)	2.6	2.2	0.4	18.2
Cloud-based software implementation costs	2.1	3.1	(1.0)	(32.3)
SOX remediation costs	4.1	3.4	0.7	20.6
Gain on sale of patents	(5.4)	—	(5.4)	NM
Patent litigation settlement	(16.1)	—	(16.1)	NM
Unrealized loss on strategic investments	0.4	—	0.4	NM
Other adjustments	3.6	1.8	1.8	100.0
Constant currency	2.5	2.2	0.3	13.6
Constant Currency AEBITDA(1)	$61.1	$52.1	$9.0	17.3
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
Liquidity and Capital Resources
We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our $69.5 million in cash and cash equivalents as of September 30, 2024 and cash flows from operations and other sources will provide us with sufficient resources to cover our current requirements over the next twelve months.

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
We had $69.5 million in cash and cash equivalents as of September 30, 2024 and $62.0 million as of December 31, 2023. Including finance lease liabilities and excluding deferred financing costs, we had $408.2 million in debt, $2.7 million of which was classified as short-term, as of September 30, 2024, compared to $407.4 million in debt, $2.5 million of which was classified as short-term, as of December 31, 2023. At September 30, 2024, we did not have amounts outstanding under our $45.0 million revolving credit facility, and we had no borrowings under such facility through October 31, 2024. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $5.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of September 30, 2024, we had $1.5 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $43.5 million.
The material terms of the Facilities are summarized in Note 7 — Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and under the heading “Liquidity and Capital Resources - Debt Profile” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2023 10-K. The First Lien Term Facility matures in 2026 and the Revolving Facility matures in 2025. Borrowings under the Facilities, at our option, bear interest at either (1) an adjusted eurocurrency rate or, the secured-overnight financing rate (“SOFR”), or (2) a base rate, in each case plus an applicable margin. The applicable margin is 3.75% with respect to eurocurrency borrowings or SOFR borrowings, as applicable, and 2.75% with respect to base rate borrowings, in each case assuming a first lien net leverage ratio of less than 5.00:1.00, subject to a leverage-based step-up to an applicable margin equal to 4.00% for eurocurrency borrowings and SOFR borrowings, as applicable, and 3.00% with respect to base rate borrowings. The interest rate for the First Lien Dollar Term Facility as of September 30, 2024 and December 31, 2023, was 9.05% and 9.44%, respectively. The interest rate for the First Lien Euro Term Facility as of September 30, 2024 and December 31, 2023, was 7.36% and 7.86%, respectively.
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

Cash Flows
The following table sets forth our summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$34.9	$23.0
Net cash used in investing activities	(24.7)	(32.0)
Net cash used in financing activities	(2.3)	(1.4)
Effect of Exchange Rate Changes on Cash	(0.4)	(0.3)
Net Increase (Decrease) in Cash and Cash Equivalents	7.5	(10.7)
Cash and Cash Equivalents, beginning of period	62.0	62.8
Cash and Cash Equivalents, end of period	$69.5	$52.1
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $34.9 million in the nine months ended September 30, 2024. Cash provided by operating activities was $23.0 million in the nine months ended September 30, 2023. The changes in operating cash flows are largely due to the decreased net loss for the current period compared with prior year, which was in part due to a patent litigation settlement of $16.1 million in the current period, and partially offset by increases in inventory, accounts receivable, and income tax receivables as of September 30, 2024.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $24.7 million in the nine months ended September 30, 2024 and reflects cash used for production of converter equipment and purchases of machinery and equipment, and an additional investment in Pickle of $4.8 million. We had cash inflows from investing activities of $5.4 million from the sale of two patents. Net cash used in investing activities was $32.0 million in the nine months ended September 30, 2023 and reflects cash used for production of converter equipment and leasehold improvements for our facilities in Connecticut and The Netherlands, net of $2.9 million in proceeds from the sale of our building and land located in Heerlen, The Netherlands.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $2.3 million in the nine months ended September 30, 2024 and reflects debt repayments, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and payments on our equipment financing arrangement. Net cash used in financing activities was $1.4 million in the nine months ended September 30, 2023 and reflects debt repayments, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and legal fees paid related to a modification of our debt facilities, partially offset by proceeds received from our equipment financing arrangement.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2024.
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
As of September 30, 2024, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived intangible assets were below their carrying values. As of September 30, 2024, there were no indicators of impairment present for long-lived assets that required us to test for recoverability.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $6.0 million impact on our cash interest expense for the nine months ended September 30, 2024. We use interest rate swap agreements to manage this exposure.
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
For the nine months ended September 30, 2024, net revenue denominated in currencies other than USD amounted to $154.0 million or 58.4% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the nine months ended September 30, 2024 to increase or decrease by approximately $15.4 million.
Commodity Price Risk
While our business is significantly impacted by price fluctuations related to the purchase, production and sale of paper products, we are typically not directly exposed to market price fluctuations in paper purchase or sale prices as we historically have negotiated prices with suppliers on an annual basis and negotiate prices with distributors reflecting competitive market terms. Our strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand. However, due to global inflation and other macroeconomic factors, we may be subject to significantly more commodity price volatility than we have historically experienced.
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
Remediation Plans
As previously described in Part II – Item 9A – Controls and Procedures of the 2023 10-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
The Company continues to make progress in its remediation of the material weaknesses described in the 2023 10-K. During the third quarter of fiscal 2024, management verified that changes were made to the design of certain controls that would be necessary for potential remediation. We assessed the design of these certain controls through detailed reviews of the process and related controls with process owners, who are responsible for implementing and monitoring our remediation plans. We have also taken the following actions, outlined below, in our effort to remediate our material weaknesses.
•Enhanced policies and procedures to improve our overall control environment and monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action, including senior management and the board of directors, as appropriate.
•Designed and implemented a continuous risk assessment process to identify and assess risks of material misstatement and ensure that the impacted financial reporting processes and related internal controls are properly designed and in place to respond to those risks in our financial reporting.
•Hired personnel for key positions within our technology, accounting, business operations and other support functions with appropriate qualified experience and ERP knowledge to enhance our risk assessment processes and internal control capabilities, allow for appropriate segregation of duties and change management, and provide appropriate oversight and reviews.
•Provided, and continue to provide, additional training and education programs for personnel responsible for the performance of key business processes throughout the Company to facilitate their understanding of the risks being addressed by the controls they are performing as well as educate them in the documentation requirements of the internal control framework.
•Enhanced user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties as well as controls supporting change management.
Although we have taken these actions, we have not remediated our material weaknesses as of September 30, 2024. For Management to consider a material weakness remediated the related controls are required to operate effectively as anticipated for a minimum period and we may not be able to demonstrate through testing that these controls have been operating effectively for a sufficient period of time to achieve remediation. As the Company continues executing its remediation plan in 2024, changes to the timing of remediation activities and delays may be experienced that could delay when the material weakness is considered remediated.
Changes in Internal Control Over Financial Reporting
In response to the material weaknesses described in the 2023 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Ranpak Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ranpak Holdings Corp.

Date:	October 31, 2024	By:	/s/ William Drew
William Drew
Executive Vice President and Chief Financial Officer