Form 10-K
period 2024-12-31
Ranpak Holdings Corp.
filed 2025-03-17
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number 001-38348
______________________________________________________
RANPAK HOLDINGS CORP.
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	98-1377160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7990 Auburn Road
Concord Township, Ohio 44077
(Address of principal executive offices) (Zip Code)
(440) 354-4445
Registrant’s telephone number, including area code
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PACK	New York Stock Exchange
______________________________________________________
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $297.7 million, based on the closing sale price of the registrant’s Class A common stock of $6.43 per share as reported on the New York Stock Exchange on June 30, 2024.
As of March 11, 2025, the registrant had 83,609,781 of its Class A common shares, $0.0001 par value per share, outstanding.
______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, to be held on May 22, 2025, are incorporated by reference into Part II and Part III of this Form 10-K.

Ranpak Holdings Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

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
•our reliance on third party suppliers;
•geopolitical conflicts and other social and political unrest or potential tariffs on the import of goods;
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
•the loss of certain customers;
•our failure to develop new products that meet our sales or margin expectations, or the failure of those products to achieve market acceptance;
•our ability to achieve our environmental, social and governance (“ESG”) goals and maintain the sustainable nature of our product portfolio and fulfill our obligations under evolving ESG standards;
•our ability to fulfill our obligations under new disclosure regimes relating to environmental, social and governance matters, such as the European Sustainability Disclosure Standards recently adopted by the European Union (“EU”) under the EU’s Corporate Sustainability Reporting Directive (“CSRD”);
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
We differentiate ourselves by our:
•Comprehensive Suite of Solutions. Ranpak provides a comprehensive suite of environmentally friendly end-of-line Protective Packaging, Automation, and Cold Chain solutions. Ranpak believes its ability to provide a broad array of value-added solutions to global customers is a key differentiator compared to our Protective Packaging competition and enables Ranpak to have deeper relationships with its end customers. Our business is global, with a strong presence in the U.S. and Europe along with an expanding footprint in Asia enabling us to serve multi-national customers across more than 50 countries.
•Distinct Business Model. Our paper-based Protective Packaging Solutions (“PPS”) business utilizes a razor/razor-blade model where our proprietary PPS systems are provided to our distributors and certain select end-users for a nominal user fee, charged on a per-unit basis, and are coupled with the sale of high-margin value-added paper consumables that work exclusively with our PPS systems. Use of other suppliers’ paper on our PPS systems increases the likelihood of negative operating consequences, such as jamming, ineffective yield, and/or other performance deficiencies. We retain ownership of most of our PPS systems and require end users to use our paper consumables exclusively with our owned systems.
•Environmentally Sustainable Product Portfolio. Our paper packaging materials are fiber-based, biodegradable, renewable, and curb-side recyclable to customers. Our paper packaging materials contain little or no plastic or other resin-based inputs. Additionally, a majority of our paper packaging materials are manufactured from entirely or partially recycled content. We believe that preference for environmentally sustainable packaging solutions will be a key driver of growth moving forward, particularly to the extent plastics and other resin-based solutions come under increasing public scrutiny and regulatory pressure.
•Attractive Financial Profile. In 2024, we generated net revenue of $368.9 million. Our revenues are geographically diverse, with approximately 44% of our 2024 net revenue generated in North America, approximately 48% generated in Europe, and approximately 8% generated in Asia and other locations. We historically have benefited from net revenue that is recurring in nature with attractive profit margins from our installed base, resulting in strong payback periods and returns on invested capital per PPS system.
•Diversified End-User Base. Through our extensive distributor network and select direct sales, we have over 140,000 installed systems serving over 30,000 end-users as of December 31, 2024. We have a full suite of paper-based PPS systems to meet the needs of diversified and growing end-user markets, from small businesses to global corporations. These end-users include leading e-commerce companies, as well as suppliers and sellers of automotive after-market parts, information technology (“IT”)/electronics, machinery, home goods, industrial, warehousing/transport services, healthcare, and other products.
•Well Established, Long-Term Distributor Relationships. We have arrangements with over 300 distributors globally, which enable us to reach thousands of small and medium-sized end-users. We have long-term, established relationships with our distributors and the continuity of these relationships evidences the strength of our business model, as well as the value proposition we provide for our distributors and end-users. Furthermore, the depth and longevity of these relationships have created a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to new and existing end-users. Moreover, substantially all of our net revenue from distributors is generated by those who have agreed to sell our products exclusively and not to sell or promote our competitors’ paper-based solutions.
•Reputation as a Reliable Leader in Comprehensive Fiber-Based Solutions. We believe our PPS systems are known for their reliability, speed, and total cost effectiveness. We, either directly or with our distributors, work with end-users to examine their end-of-line operations to maximize throughput, minimize cost and reduce breakage. Given our comprehensive solution offering and distribution network, we are able to provide solutions that meet the needs of a broad spectrum of end-users from a single unit for a low volume end-user or a highly-customized base of hundreds of units across multiple facilities for a high-volume end-user.
•Unique Approach to Automation. Our Automated Paper Solutions (“APS”) and Automated Solutions (“AS”) (collectively, “Automation”) product lines provide end-of-line automation systems that solve distinct challenges facing end-users of our products:
•Automated Dunnage Insertion. Our APS systems pair three-dimensional computer vision with Ranpak converters to automatically determine the optimal amount of void-fill or wrapping necessary to protect the product or products being shipped and then dispense that optimal amount into a box prior to its being sealed by our automated solution. These systems reduce the total cost of ownership for our end-users by reducing labor and dunnage costs.
•Automated Box-Sizing. Our AS systems include several automated box-sizing solutions and corrugated case erectors to tailor the size of the corrugated box to the size of the product or products being shipped. These systems allow our end-users to both reduce their dunnage needs and end of line labor costs while optimizing logistics costs with smaller boxes.
•Machine Vision Solutions. Our machine vision solutions combine a modular software architecture with the capability to perform machine learning-based machine vision inspections on greyscale or color 2D images and 3D point clouds. This capability enables both APS and AS customers to increase uptime of their automation machinery by performing an inspection of the boxes prior to being processed. It also helps improve quality and efficiency by performing an inspection of the finished carton to ensure proper sealing and that the package has the correct graphics and necessary labeling. Our machine vision solutions provide customers with insights into their business such as data on void-levels for compliance checks and improved packaging.
These solutions offer end-users numerous benefits including the reduction of shipping costs, waste, and labor, resulting in improved efficiency. They also provide data on throughput, error rates, and processed versus rejected packages to identity areas for improved efficiencies.
•Multiple Drivers of Growth. We believe that our business benefits from multiple factors that will drive our future growth:
•Growth of E-commerce. E-commerce is a significant growth driver in our business. Approximately 37% of our net revenue is derived from sales to e-commerce end-users. We continue to believe that global investment in e-commerce provides a significant opportunity for us as e-commerce continues to grow and outpaces growth in retail sales.
•Focus on Sustainability. Additionally, we believe both our end-users and consumers, generally, are demonstrating an increasing preference for environmentally sustainable solutions. We believe that these increasing preferences in favor of environmental sustainability will also be a significant driver of our continued growth. We believe our investments in paper innovations help close the price gap for sustainable solutions and provide an important tailwind for continued growth.
•Demand for Automation and Machine Vision. Our Automation and Machine Vision product lines provide significant improvements to end-of-line packaging speed, lower labor costs, and valuable data and statistics on end-of-line performance for many high-volume businesses. As businesses continue to focus on efficiency and automated solutions, we believe many will look for ways to improve production efficiencies and quality, driving further demand for our automated and machine vision product lines.
•Expansion into Cold Chain. We believe businesses and consumers are increasingly demonstrating preferences for environmentally sustainable cold chain solutions to keep food and beverages cold during transit. We have expanded our offering to include fiber-based liners and sustainable plant-based cool packs to keep perishable goods cool while they are being delivered to consumers.
•Expansion into Consumables. We believe there is a substantial opportunity to expand our consumable offering through environmentally friendly alternatives to traditional plastic mailers, such as Ranpak’s eco-friendly padded mailers.

•Continued Product Development and Innovation. We believe our ability to consistently innovate and add products to our portfolio through internal development and mergers and acquisitions (“M&A”) will provide us with additional growth opportunities.
•Geographic Expansion. Historically, geographic expansion has fueled our growth, and we believe further geographic expansion and penetration of existing markets will continue to drive our future growth.
•Keen Focus on Innovation and Strategic Investments. We believe we are a leading innovator in packaging material, packaging systems and manufacturing technologies. Our solutions deliver automation, productivity and sustainability enhancements to our end-users’ operations. Through our robust research and development (“R&D”) pipeline, we plan to continue to improve our value proposition by rolling-out next generation products to improve performance and efficiency as well as expanding product lines adapted to continuously evolving consumer and business preferences. We work to respond to customer needs and develop innovative products and solutions that improve supply chain performance, reduce costs and environmental impact, and deliver value. Our recent innovations include:
•The Cut’t!™ EVO Multi-Lid provides the ability to combine a universal box with different lids, so that a single packaging line process boxes with different visual appearances.
•The DecisionTower™ applies a unique combination of 2D and 3D AI-supported computer vision technology for a variety of insightful tasks, including quality control, order insights, and precision void-filling and measurement.
•Ranpak Precube’it!™ is used in conjunction with Ranpak’s Automation solutions, and uses historical site order data to simulate machine utilization and box fill rates for future scenarios, amongst its other capabilities. It also consolidates and optimizes the range of box sizes required to be maintained on site, reducing the amount of corrugated material required by choosing the right design and size boxes for each parcel.
•The naturemailer™ is a fully curbside recyclable mailer that utilizes honeycomb paper insulation.
•The RecyCold® Climaliner plus™ is a 100% paper-based recyclable liner replacement for EPS foam and other less sustainable cold chain options. It is a highly efficient paper-based sustainable thermal liner designed to support Cold Chain shipping needs across a variety of end markets, by ensuring that products stay within their ideal temperature range for up to 72 hours, while simultaneously ensuring recyclability and sustainability.
•Intellectual Property. We have a long history of continuous systems innovation and product development supported by our comprehensive patent portfolio. We have maintained an extensive patenting program since our inception for our PPS systems and accessories, processes and paper packaging materials. We maintain substantial trade secret knowledge regarding the utilization of our paper consumables in each model of our PPS systems product lines, which, together with the distributor contractual arrangements described above, prevent third-party paper from being used on our PPS systems. We hold over 880 U.S. and foreign patents and patent applications directed to various innovations related to our business, as well as more than 300 U.S. and foreign trademark registrations and trademark applications that protect our branding.
Our PPS Products
Our PPS products are designed to be flexible and responsive to the needs of our end-users. The flexibility and breadth of our full range of systems allows us to provide our end-users with the optimal protective solution to meet their specific needs and help ensure that their products reach their shipping destination in a cost-effective manner with minimal breakage. We derive the majority of our net revenue through the sale of high-margin paper consumables that work exclusively with our PPS systems. These PPS systems, which include the accompanying paper consumables, fall into three broad categories:
•Void-Fill. Our Void-Fill protective systems quickly and efficiently convert paper to fill empty spaces in secondary packages and protect objects, reducing object movement during shipping and potential damage sustained in transit. We sell our Void-Fill products under the brand name FillPak® and offer a variety of FillPak units. We have an installed base of approximately 85,700 FillPak units as of December 31, 2024. Our Void-Fill products generated $167.0 million in revenue in 2024, accounting for 45% of our total net revenue.
•Cushioning. Our Cushioning protective systems convert paper into cushioning pads by crimping paper to trap air between the layers so that objects are protected from external shocks and vibrations during shipping as well as to prevent movement of objects as they travel through the global supply chain. We sell our Cushioning products under the brand name PadPak® and offer a variety of PadPak units. We have an installed base of approximately

34,400 PadPak units as of December 31, 2024. Our Cushioning products generated $135.7 million in revenue in 2024 and accounted for 37% of our total net revenue.
•Wrapping. Our Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items from shock and surface damage sustained during the shipping and handling process. In addition to securely wrapping and protecting fragile items, our Wrapping systems are used to line boxes and provide separation when shipping multiple objects. We sell our Wrapping products under the brand names WrapPak®, Geami®, and ReadyRoll®. We offer a variety of WrapPak and Geami converter units. We offer both motorized Geami dispensing systems and manual systems, where the operator simply pulls the paired sheets against tension to expand the die-cut kraft paper.
Included within our Wrapping systems are our Cold Chain products, which are used to provide insulation for goods that require temperatures to be controlled during transport.
We have an installed base of approximately 22,600 Wrapping units, which were predominantly Geami converter units, as of December 31, 2024. Our Wrapping products generated $37.1 million in revenue in 2024, which accounted for 10% of our net revenue. Geami revenue includes sale of tissue rolls in addition to kraft paper.
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
Our Automation Products
Our AS products are comprised of configurable automated systems that fulfill the needs of end-of-line packaging automation for product distribution and shipping. We utilize a right-sizing technique that optimizes the size of corrugated boxes to fit the contents being shipped. In addition to optimizing box-size, our AS systems can be configured to automatically erect and form corrugated boxes, and apply glued lids to seal the box. Our systems allow end-users to minimize dunnage use, utilize sustainable dunnage, and improve the speed and efficiency of end-of-line packaging operations as well as help reduce product returns from damage during shipment.
Our APS systems utilize proven Ranpak paper converter technology and help end users automate the void-filling and box closure processes after product packing is complete. Using machine vision, these technologies dispense the proper amount of void-fill to protect products while minimizing labor requirements to pack and, depending on end-user need, can be configured to close the box, insert sustainable paper cushioning liners within boxes, and/or apply shipping labels. Our systems provide for the capability to insert void-fill and close multiple dimensions of box sizes to suit the end user needs. Our APS systems can be fully automated or semi-automated, depending on end-user business process requirements. These systems allow end-users to minimize labor, optimize their use of dunnage, improve protection for items being shipped, and make end-of-line packaging operations more efficient.
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
We have enhanced our Automation offering to include more digital tools to increase the benefits of our solutions. These tools enable the Automation equipment to perform at a higher level through increased throughput and to provide valuable insights and data to the customer. As the market for our Automation products is rapidly evolving, we have extended our Automation services to offer data subscriptions, extended service warranties beyond the initial warranty period, packaging line solutions, and the sale of spare parts and consumables. Our Automation products generated $29.1 million in revenue in 2024, which accounted for 8% of our net revenue.
Our Distribution Model
Distributors. We sell the vast majority of our paper packaging materials to an established network of over 300 distributors worldwide which, in turn, store, market and sell our products, including bundles and rolls, to end-users. These distributors vary in size and, generally, offer a broad suite of packaging and other warehousing products and services to the end-users they serve, including other protective packaging systems, such as plastic bubble wrap and air pillows. Substantially all of our net revenue from distributors is generated by those who have agreed to exclusivity with our products and not to sell or promote competitors’ paper-based solutions. Our sales and marketing teams, as well as our highly skilled engineers, work closely with distributors and ultimate end-users, on-site or remotely, to optimize the custom configuration and installation of our PPS systems and Automation products at the end-user’s facility. For each product, we set targets for minimum annual paper consumption in order to justify the capital deployed to that account.
We have built and maintained a well-established distributor network that is comprised primarily of long-term business relationships and the continuity of these relationships evidences the strength of our business model, as well as the value proposition for our distributors and end-users. Furthermore, the depth and longevity of these relationships result in a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to end-users. We believe that our distributor-based distribution model is particularly well suited to the highly fragmented nature of the protective packaging solution end-user market we seek to serve by enabling us to reach a broad range of end users across size, industry and geography while maintaining a lean internal sales force and capital base. In 2024, approximately 79% of our total net revenue was derived from sales to our distributors.
End-Users. In addition, we sell our PPS systems and Automation products directly to certain select end-users. Our end-users vary in size from extremely small specialty manufacturers or retailers to some of the largest global e-commerce companies. In some cases, these end-users operate some of the largest, most complex and sophisticated warehouse operations into which our PPS and Automation systems are integrated. Our engineering and other teams also assist our direct-sale end-users in ensuring the optimal customized installation of our products at their facilities. Direct sales to end-users accounted for approximately 21% of our net revenue in 2024.
Integrators. We also sell our Automated Solutions to end-customers through a network of warehouse automation integrators. Many end-customers utilize warehouse automation integrators to implement sophisticated and comprehensive warehouse automation and logistics solutions which can include end-of-line packaging needs.
Business Segments
Our business is global, with a strong presence in the U.S. and Europe along with an expanding footprint in Asia.
We have organized our business into two operating segments, North America and Europe/Asia which reflects the way we evaluate our business performance and manage our operations. Information on our net revenue is contained in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 7 — Segment Information.” The North America and Europe/Asia business segments each serve a similar customer base as discussed in “Our Markets” within this Item 1.
North America
The North America segment primarily consist of amounts earned from sales from our PPS and Automation products from our operations in Ohio, Missouri, Nevada, and Connecticut.
Europe/Asia
The Europe/Asia segment primarily consist of amounts earned from sales from our PPS and Automation products from our operations in the Netherlands, the Czech Republic and Malaysia.
Our Strategy
Our strategy for adding to our customer base includes investing in innovation, our sales force and distributor relationships across all end markets as well as expanding geographically. Beyond our leading position in paper-based Void-Fill and Cushioning protective packaging systems, we expect to also focus on other emerging applications, such as Wrapping, Automation, Cold Chain, and Consumables, for continued growth. While still relatively small, representing approximately 10% of our total net revenue in 2024, we believe our Wrapping product line can provide a platform for growth largely due to our Geami products, which provide a highly effective and environmentally friendly alternative to plastic bubble wrap, as well as an opportunity to expand our distribution channels into the retail and retail shipping segments. Our 2021 acquisition of Recycold helps us to provide a more comprehensive sustainable Cold Chain solution for customers. We also have invested in the development of alternative and more sustainable paper pulps and substrates through our investment in Creapaper.
Our Automation products represented only 8% of our net revenue in 2024, however, following development through acquisitions and organic growth, we believe it will serve as a platform for expansion to better serve end-users with higher volume requirements and more sophisticated end-of-line needs. In 2021, we created R Squared Robotics, a division of Ranpak, that uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions and we advanced our focus on Automation with a strategic investment in Pickle Robot Co. (“Pickle”). All of these efforts complement and expand our focus on our Automation products. We believe our Automation products provide us with an opportunity to increase our penetration with existing customers and broaden our customer base to include business segments that we have not historically served. We will also continue to identify additional product and service opportunities for our current and future end-user markets.

We have a global sales organization that works hand-in-hand with the sales representatives of our distributors to introduce our products and services to potential accounts. Our broad product portfolio allows us to serve any type of business with protective packaging needs across all end markets. We will also seek to broaden our customer base through geographic expansion by enhancing our regional capabilities in sales and marketing and expanding sales of our existing product lines in growth regions, such as Asia-Pacific (“APAC”), South America, and Central and Eastern Europe. We have recently established a full-service paper conversion facility in Malaysia, which became operational in the second half of 2024. We believe the Malaysia facility can improve our ability to serve customers in the region by shortening lead times as well as provide a more attractive cost profile to the APAC market than we have historically been able to offer. Combined with the localized presence and connection to Southeast Asia, we believe the Malaysia facility can bring favorable growth opportunities.
We seek to enhance our position as a leading global provider of innovative sustainable packaging solutions that our customers rely on to improve performance, cost competitiveness and automation to enhance productivity within their operations. In order to achieve these goals, we are focused on the following strategic priorities:
•Grow organically. We will continue to focus on offering innovative solutions that enable our end-users to meet their sustainability needs while growing their business, reducing their costs and mitigating the risks associated with ineffective and/or unreliable end-of-line systems. We will also continue to provide distributors with the tools to win new accounts through training programs such as our Ranpak Academy and collaboration with our sales and engineering teams. We plan on leveraging our position as a trusted provider of sustainable packaging solutions to leading e-commerce end-users and industrial business to business end-users and further align ourselves with these market leaders as they expand to new locations and geographies, as well as continue to serve small, high growth platforms. We also believe there are significant opportunities to increase penetration across end markets and existing geographies. For example, the APAC region has a large, well-developed parcel shipping business, but currently represents less than 10% of our net revenue in 2024. We believe that the new Malaysia facility can strengthen our performance in the APAC region. We believe that growing environmental awareness world-wide, combined with an increasing regulatory trend to limit the use of polymer-based foams and plastic films in many jurisdictions, present an opportunity for our paper-based protective packaging solutions in an ever-expanding number of geographies. We aim to grow beyond our current PPS systems by expanding our existing Wrapping, Automation and Consumables offerings into new end-markets. Finally, we believe our fiber-based wrapping systems offer a cost-competitive, environmentally friendly, and compelling alternative to plastic-based wrap and we expect them to gain share as the focus on environmental sustainability becomes increasingly ingrained in commerce.
•Drive innovation. We intend to maintain and extend our technological leadership, expertise and our environmentally sustainable value proposition through continuous improvement of our product and service offerings to bolster speed, improve efficacy, and decrease packing footprint, as well as by introducing new products that deliver the environmentally friendly solutions customers require for their business needs.
•Grow via partnerships and acquisitions. We believe that we are well-positioned to execute a growth strategy, targeting acquisitions or partnerships in our key areas of focus and adjacent business lines. In addition to our investment in Pickle and our acquisition of Recycold, in 2021, we made a strategic investment in Creapaper, the inventor of grasspaper and provider of grasspaper products, a natural paper substrate. Our investment and acquisition activity demonstrates our continued focus on growing the Company through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings. We expect to focus on identifying opportunities and executing an accretive M&A strategy to further solidify our position as a leader in environmentally sustainable solutions by enhancing growth in our key areas of focus and/or acquiring adjacent businesses to our product offering.
Industry
The global protective packaging industry is fragmented and competitive with market leaders accounting for a relatively small share of the market. This fragmentation is due primarily to the variety of product types and the myriad of applications in which they are used around the world. Historically, growth in the protective packaging industry has been positively impacted by trends such as expedited delivery of individualized packages, globalization of the supply chain, and increased focus on efficiency and reduced shipping costs. As national and local governments continue to legislate for consumer recycling requirements, we anticipate an increase in market demand for our products.
Our Market
Our end-user market consists of any business that sells and ships products requiring packaging. Accordingly, these end-users are highly dependent on their ability to obtain a cost-effective and efficient in-the-box packaging solution. Our end-

users operate in a variety of businesses, including e-commerce, the automotive after-market, electronics, machinery/manufacturing, home goods, pharmaceuticals, retail and others.
E-commerce. We believe changing consumer preferences and buying habits will drive continued e-commerce growth, both among pure-play e-commerce companies, as well as among historical brick-and-mortar companies seeking to expand their e-commerce presence. We further believe the critical necessity of brand owners to optimize supply chains and reduce capital spend drives the important trend in concentration of logistics through third-party logistics providers that in turn drives increasing needs for efficient packaging end-of-line solutions. The availability of a broader product selection on-line, faster delivery times, and increased in-store pickup options all drive significant growth in on-line sales. This expansion of e-commerce is a worldwide trend that we believe will continue to accelerate as on-line penetration grows in developed and emerging markets. Although some of our e-commerce end-users are focused on the responsible reduction of their need for void-fill material more broadly, they generally require protective packaging solutions that can be integrated into their existing supply and distribution infrastructures on a low-cost and efficient basis. Most commonly, our e-commerce end-users purchase our Void-Fill solutions, but many also use our Automation, Wrapping, and Cushioning systems. Sales to our e-commerce end-users, directly and through distributors accounted for approximately 37% of our net revenue in 2024.
Industrial Manufacturing. Our industrial manufacturing end market includes end users manufacturing products utilized for tools, construction supplies, energy and utilities, chemicals, paints, and metals. We believe demand in these sectors will increase as growing populations and expanding middle classes in developing countries generate more disposable income. Higher demand for advanced machines spurs increased spending on tools and robotics while higher demand for housing, infrastructure and commercial buildings benefits the tools and construction supplies sectors. Sales to industrial manufacturing end-users accounted for approximately 11% of our net revenue in 2024.
Automotive Aftermarket. The automotive after-market is driven by the need for replacement parts as automobiles age, as well as by the desire of consumers to customize vehicles to enhance performance and improve aesthetics. Increasing average age of vehicles and digitalization of component delivery sales and services, along with the advent of on-line portals distributing after-market components is expected to contribute to the continued growth of the automotive after-market industry. Our automotive after-market end-users require protective packaging solutions that have strong protective qualities, as the products they ship are often heavy, require greater care in handling, and have a higher individual per-unit value. Accordingly, these end-users most commonly purchase our Cushioning solutions. Our packaging solutions are typically designed to integrate into these end-users’ existing industrial processes for the production and distribution of automotive parts. Sales to our automotive after-market end-users accounted for approximately 8% of our net revenue in 2024.
Electronics. Widespread product innovation combined with an expanding working population, a corresponding growth in household formation and disposable incomes are key factors contributing to the growth of the global consumer electronics market. We believe this demand for electronics will continue to grow as innovation drives increased demand for the latest electronics hardware. Our electronics end-users customarily sell products such as computer hardware and electronics that are often already securely packaged in primary packages by the manufacturer and, as a result, require less robust protective packaging systems from us. Sales to our electronics end-users accounted for approximately 7% of our net revenue in 2024.
Industrial Machinery. We believe demand for industrial machinery and equipment used in sectors such as agriculture, construction, mining, packaging, and food processing will increase as economies expand, thus requiring additional infrastructure spend as well as increasing the need to feed growing middle-class populations across the globe. Sales to our machinery end-users accounted for approximately 6% of our net revenue in 2024.
Other. Our end-users also operate in many other industries, including Warehousing (approximately 6% of net revenue in 2024), Home Furnishings (approximately 4%), Food and Beverage (approximately 3%), medical supplies (approximately 2%), Printing and Business Services (approximately 2%), and other various industries (14%).
Our Paper Suppliers
We convert the vast majority of raw paper to create rolls and bundles of paper that integrate with our PPS systems and into direct or consumable products. Our PPS systems predominately use kraft paper of varying weights, sizes, and configurations.
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
In 2024, we purchased paper from approximately 27 paper suppliers, and our largest single source of paper supplies sold us approximately 73% and 39% of the paper supplies purchased in North America and globally, respectively. We typically negotiate supply and pricing arrangements with most of our paper suppliers quarterly or semi-annually, many of which we have long-standing relationships with, which helps us mitigate shorter term fluctuations in paper cost.
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
Commitment to Sustainability
In 2020, we committed to achieving the following sustainability targets by 2030:
•Reducing greenhouse gas emissions by 46%;
•Sourcing an aggregate paper supply consisting of at least 75% recycled pulp;
•Obtaining Forest Stewardship Council, Sustainable Forestry Initiative, or Programme for the Endorsement of Forest Certification for 100% of our paper packaging;
•Sourcing an aggregate paper supply consisting of at least 25% post-consumer waste (“PCW”) or alternative pulp
In 2022, we announced that we had already met our goal of sourcing an aggregate paper supply consisting of at least 25% PCW or alternative pulp by 2030.
Our progress towards our sourcing-related sustainability goals has continued. In 2024, approximately 62% of the pulp used to manufacture our global raw paper supply was either recycled Post-Industrial Waste or recycled Post-Consumer Waste. Moreover, in 2024, approximately 92% of our global raw paper supply was FSC-certified.
Additionally, in 2024, Ranpak was recognized by the 2024 Packaging Gateway Excellence Awards in the Innovation, Product Launches, and Environmental categories for our naturemailer product launch and our Cut’it! EVO Multi-Lid automated box sizing system. This recognition represents key areas of focus for Ranpak as we continue to introduce new products across our protective packaging and automated solutions portfolio without losing sight of environmental impact and recyclability.
Human Capital Resources
We are a global organization that values life experiences, ideas, and cultures that each of our employees bring to Ranpak, striving to create an atmosphere of acceptance and respect, facilitating an encouraging environment, and helping employees attain professional and educational goals. We utilize interview guides in our hiring processes to help identify different competencies and to ensure that new hires are developed in these areas. Additionally, we developed robust training to ensure that every potential candidate is given a fair and merit-based evaluation of their skills.
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

In Europe, most of our employees, including most of our employees in the Netherlands, are represented by either labor unions or workers councils and are covered by collective labor agreements that are generally renewable on an annual or bi-annual basis. As is the case with any negotiation, we may not be able to negotiate or renew acceptable collective labor agreements in such cases, which could result in strikes or work stoppages by affected workers. Renewal of collective labor agreements could also result in higher wages or benefits paid to employees. A disruption in operations or higher ongoing labor costs could materially adversely affect our business, financial condition or results of operations.
As of December 31, 2024, we had over 800 full time employees worldwide, approximately 300 of whom were located in the United States. We have approximately 150 employees who are covered by collective labor agreements, primarily located in European countries.
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
Seasonality
We estimate that over a third of our net revenue in 2024, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Our results tend to follow similar patterns, with the highest net revenue typically recorded in our fourth fiscal quarter and the slowest sales in our first fiscal quarter of each fiscal year. We expect this seasonality to continue in the future and, as a result, our results of operations between fiscal quarters in a given year may not be directly comparable.
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
Environmental Matters
We are subject to a number of federal, state, local and international environmental-related health and safety laws and regulations that govern, among other things, the manufacture and assembly of our products; the discharge or pollutants into the air, soil and water; the use, handling, transportation, storage and disposals of hazardous materials; and environmental remediation or reclamation activities. We are also required to hold various permits to conduct our operations. New and evolving ESG and climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs and expose our business to additional risk, including those under the Task Force on Climate Related Financial Disclosures (“TCFD”) and the Corporate Sustainability Reporting Directive (“CSRD”). We expect that, beginning in 2026, we will be required to disclose certain environmental, social and governance impacts, risks and opportunities for our fiscal year 2025 pursuant to CSRD. Compliance with, or liability under, these laws and regulations can require us to incur significant costs and have a material adverse effect on our capital expenditures, earnings, and competitive position.
Corporate Information
We maintain a website at www.ranpak.com. We make available, free of charge, on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the SEC. These reports are also available at the SEC’s website at www.sec.gov. Apart from SEC filings, we also use our website to publish information which may be important to investors, such as analyst and investor presentations. Any information on our website or obtained through our website is not part of this Report.
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
•We may be unable to secure a sufficient supply of paper to meet our production requirements given the limited number of suppliers that produce paper suitable for our products.
•Adverse changes in input costs, such as kraft paper, may negatively impact us.
•Our business is exposed to risks associated with our reliance on third-party suppliers to provide both the components used in our PPS systems as well as certain fully assembled PPS systems.
•Demand for our products could be adversely affected by changes in end-user or consumer preferences.
•The loss of end-users, particularly our e-commerce end-users, or a reduction in their production requirements, could have a significant adverse impact.
•Our investments in R&D may not yield the results expected.
•The global nature of our operations exposes us to numerous risks.
•A major loss of or disruption in our assembly and distribution operations could adversely affect us.
•Fluctuations between foreign currencies and USD could materially impact us.
•We could experience disruptions in operations and/or increased labor costs.
•If significant tariffs or other restrictions are placed on the import of Chinese goods, if China places tariffs or other restrictions on the import of U.S. goods, or if relations between China and the U.S. were to deteriorate as a result of tensions in the South China Sea, with respect to Taiwan or otherwise, we may be materially adversely affected.
•We are subject to taxation in multiple jurisdictions. As a result, any adverse development in the tax laws of any of these jurisdictions or any disagreement with our tax positions could have a material adverse effect.
•We are subject to a variety of evolving environmental and governmental regulations and product registration laws that expose us to potential financial liability and increased operating costs.
•We face risks associated with climate and sustainability matters, including climate change.
•If we are not able to protect or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from capitalizing on our trademarks.
•We are subject to anti-corruption and anti-money laundering laws with respect to both our domestic and international operations, and non-compliance with such laws can subject us to criminal and civil liability and harm our business.
•Product liability claims or regulatory actions could adversely affect us, our reputation or the value of our brands.
•Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect us.
•We are subject to litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact us.
•A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
•Certain of our stockholders, including JS Capital, own a significant portion of our outstanding voting stock.
•Provisions in our organizational documents may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
•Our organizational documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for substantially all disputes between the Company and our stockholders, to the fullest extent permitted by law, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes.
•The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•The price of our securities has been and may continue to be volatile.

•If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or adversely change their recommendations, the price and trading volume of our common stock could decline.
•Our level of outstanding indebtedness could adversely affect us and our ability to fulfill our obligations.
•Our debt financing may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
•We experience competition in the markets for our products and services.
•Unfavorable end-user responses to price increases could have a material adverse impact.
•Our performance, competitive position and prospects for future growth could be negatively impacted if new products we develop do not meet sales or margin expectations.
•Our efforts to expand beyond our core product offerings and into adjacent markets may not succeed.
•Uncertain global economic conditions, inflationary pressures, and geopolitical unrest have had and could continue to have an adverse effect.
•Cyber risk and the failure to maintain the integrity of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect.
•We may not be able to successfully implement our strategic transformation initiatives, including our enterprise resource planning (“ERP”) system implementation.
•Political and economic instability and risk of government actions affecting our business and our end-users or suppliers may adversely impact our business, results of operations and cash flows.
•We rely on third-party distributors to store, sell, market, service and distribute our products.
•We depend on third parties for transportation services.
•Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact us.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect us.
•We may record a significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.
•Our management has identified material weaknesses in our internal control over financial reporting, which could, if not promptly remediated, result in material misstatements in our future financial statements.
•We are dependent upon certain key personnel.
•Disruption and volatility of the financial and credit markets could affect our external liquidity sources.
•We may be unable to obtain additional financing to fund our operations or growth.
Risks Related to Our Business
We may be unable to secure a sufficient supply of paper to meet our production requirements given the limited number of suppliers that produce paper suitable for our products.
A limited number of paper mills produce paper that is suitable for use in our products in the markets in which we operate, and if they fail, experience interruptions in service, or are otherwise unable or unwilling to fill our purchase orders, we may not be able to produce enough of our paper consumables to meet our own production requirements. In addition, there are several grades or types of paper that we use in our products that we obtain from a single source due to the specificity of our requirements and limitations in the available paper products in a given market. For example, in 2024, we purchased approximately 73% and 39% of our raw paper requirements in North America and globally, respectively, from a single supplier, Smurfit WestRock Company (“Smurfit”). Increasing consolidation among our suppliers or the paper supply market more broadly may increase our reliance on existing suppliers or impact our ability to obtain alternative suppliers, if necessary. If Smurfit or one of our other major suppliers of paper in any of the markets in which we operate, fails or experiences an interruption or delay in service, there may be short-term or long-term disruption in our ability to secure paper from qualified sources and we may not have enough inventory to maintain our production schedule or continue to provide paper consumables to our distributors and end-users on a timely basis, or at all. For example, at most of our facilities, quantities of raw paper stored on-site represent approximately one to three weeks of paper consumables production at such facilities due to cost savings and storage limitations. Any such failure, interruption or delay may result in on-site paper storage at our paper consumable production facilities being depleted and, as a result, a reduction in the volume of production and sales of our paper consumables, which may have a material adverse effect on our business, results of operations and financial condition.
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
These risks include, but are not limited to:
•the risk that our supplier agreements will be terminated, or that we will not be able to renew our agreements on favorable economic terms, and as a result our cost of sales will increase;
•the risk that our suppliers, including those in China that supply a majority of the components and systems provided to our end-users, will experience operational delays or disruptions that will affect our ability to produce protective packaging systems or provide them to our distributors and end-users;
•the risk that our suppliers will fail, or will no longer be able to provide the components which we use to produce our protective packaging systems;
•the risk that our suppliers will not be able to meet an increase in demand for the components which we use to produce our protective packaging systems;
•the risk that our suppliers’ costs will increase, and that they will increase the prices of components or fully assembled protective packaging systems;
•the risk that suppliers of fully assembled protective packaging systems will increase their prices or will no longer be able to provide us with protective packaging systems; and
•the risk that our suppliers in China will be subject to increased trade barriers as a result of U.S.-Chinese trade measures, and such trade barriers will increase the costs of these components and systems or negatively impact our ability to purchase these components and systems.
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
We maintain production facilities in three countries and territories, and our products are distributed to over 50 countries and territories around the world. A substantial portion of our operations are located outside of the United States and 55.8% of our 2024 revenue was generated outside of North America. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our North American and European operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact our cash flows or operations in those areas. Risks inherent in our international operations include:
•foreign currency exchange controls and tax rates, and exchange rate fluctuations, including devaluations;
•the potential for changes in regional and local economic conditions, including regional or local inflationary pressures and/or regional or local energy disruptions or price increases;

•laws and regulations governing foreign investment, foreign trade and currency exchange, such as those on transfer or repatriation of funds, which may affect our ability to repatriate cash as dividends or otherwise and may limit our ability to convert foreign cash flows into USD;
•restrictive governmental actions such as those on trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;
•burdens and risks of complying with a number and variety of foreign laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “Foreign Corrupt Practices Act”);
•compliance with tax laws, or changes to such laws or the interpretation of such laws, affecting taxable income, tax deductions, or other attributes relating to our non-U.S. earnings or operations;
•difficulties of enforcing agreements and collecting receivables through certain foreign legal systems;
•difficulties of enforcement and variations in protection of intellectual property and other legal rights;
•more expansive legal rights of foreign unions or works councils, changes in labor conditions, and difficulties in staffing and managing international operations;
•import and export delays or major disruptions to international or domestic trade routes due to strikes, shortages, acts of terrorism or acts of war could cause a delay in our supply chain operations;
•geographic, language and cultural differences between personnel in different areas of the world; and
•political, social, legal and economic instability, civil unrest, war, catastrophic events, or acts of terrorism could impact our supply chain.
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
If significant tariffs or other restrictions are placed on the import or export of Chinese goods or if China places significant tariffs or other restrictions on the import of U.S. goods, our business, financial condition or results of operations may be materially adversely affected. For example, in September 2018, the U.S. government assessed a 10% tariff on thousands of categories of goods, including parts that we import from China to our domestic facilities to assemble our protective systems, and in February and March of 2025 the U.S. government assessed additional tariffs of 20%. Additionally, the U.S. government continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China and other countries from which we import goods. In addition, political tensions between the United States and China have escalated in recent years, including as a result of tensions in the South China Sea and with respect to Taiwan. Rising political tensions could reduce trade, investment, or other economic activities between the two major economies. If additional duties are imposed or increasingly retaliatory trade measures taken by either the United States or China, we could need to materially increase our capital expenditures relating to the assembly of our protective systems, which could require us to raise our prices and result in the loss of end-users and harm our operating performance. Alternatively, we may seek alternative supply sources outside of China which may result in significant costs and disruption to our operations. In any such event, our business could be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, the imposition of additional tariffs, or as a result of increased political tensions, any of which could cause us to raise prices or make changes to our operations, and could materially harm our business, financial condition or results of operations.
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
We are subject to a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the manufacture and assembly of our products, the discharge of pollutants into the air, soil and water and the use, handling, transportation, storage and disposal of hazardous materials. In addition, increasingly regulators are focusing on climate matters and related disclosures, and we are subject to changing rules and regulations.
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
In the United States, at the state level, in 2023 California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures; and requires companies that operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of such claims. There is also a risk of mismatch between U.S., EU, and U.K initiatives.
Outside of the U.S., U.K., and the EU, various government authorities have proposed or implemented carbon taxes, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, and mandatory TCFD-aligned reporting for public issuers and certain asset managers and private companies, among other requirements.
We cannot guarantee that our practices will meet future regulatory requirements, reporting frameworks, or best practices, increasing the risk of related enforcement, and compliance with new requirements may lead to increased management burden and related costs.
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
We face risks associated with climate and sustainability matters, including climate change
There has been an increased focus, including from investors, customers, regulators, and other stakeholders regarding climate and sustainability matters, including with respect to climate change; circular economy; packaging waste; sustainable supply chain practices; biodiversity, deforestation, land, energy, and water use. This increased awareness may result in more prescriptive reporting requirements, increased expectations with regards to transparency, and increased pressure to set targets and accountability with respect to meeting those targets.
We have established and publicly disclosed targets and other commitments related to climate and sustainability matters. All of our climate and sustainability targets and commitments are subject to a variety of assumptions, risks and uncertainties, many of which are outside our control. If we are unable to meet these targets or commitments on our projected timelines or at all, or if they are perceived negatively, including the perception that they are not sufficiently robust, or conversely, too costly, our reputation as well as our relationships with our investors, customers and other stakeholders could be harmed, which could adversely impact our business, financial condition or results of operations.

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
As of December 31, 2024, JS Capital held approximately 37% of our total outstanding shares.
In addition, on January 28, 2025, we entered into a transaction agreement with Amazon.com, Inc. (“Amazon”) under which, among other things, we agreed to issue to a wholly-owned affiliate of Amazon a warrant to acquire up to 18,716,456 shares of the Company’s Class A common stock (subject to customary anti-dilution adjustments) at an exercise price of $6.8308 per share on the terms and conditions set forth in the warrant. 1,871,646 shares issuable under the warrant vested on the date of the transaction agreement, and the remainder of the issuable shares are subject to vesting over time based on payments made to the Company by Amazon or on Amazon’s behalf under the current and any possible future commercial agreements with the Company, with all such shares vesting upon an aggregate spend of $400 million. The transaction agreement included customary registration rights relating to shares.
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
Our organizational documents provide that, to the fullest extent permitted by law, unless the Company consents to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of the Company;
•any action asserting a claim of breach of a fiduciary duty owed to the Company or the Company’s stockholders by any of the Company’s directors, officers or other employees;
•any action asserting a claim against the Company or any of the Company’s directors, officers or employees arising out of or relating to any provision of the DGCL or the proposed organizational documents; or
•any action asserting a claim against the Company or any of the Company’s directors, officers, stockholders or employees that is governed by the internal affairs doctrine of the Court of Chancery of the State of Delaware.
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
Our Class A common stock is listed on the NYSE. We cannot guarantee that our securities will remain listed on the NYSE. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;
•a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The price of our securities has been and may continue to be volatile.
The price of our securities can vary due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. During 2024 our Class A common shares traded between $3.85 and $9.04 per share. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. In an active market for our securities, the trading price of our securities has been and may continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our annual or quarterly financial results or the annual or quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the Company or the market in general;
•operating and stock price performance of other companies that investors deem comparable to the Company;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving the Company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of common stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of common stock by our directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
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
We have outstanding debt, and the outstanding indebtedness may:
•adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;
•require us to dedicate a substantial portion of our cash flow to payment of principal and interest on our debt and fees on our letters of credit, which reduces the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
•subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including our outstanding borrowings;
•increase the possibility of an event of default under the financial and operating covenants contained in our existing debt instruments; and
•limit our ability to adjust to rapidly changing market conditions, reduce our ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions of our business than their competitors with less debt.
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
We are a borrower under senior secured credit facilities. Our senior secured credit facilities, impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities which may adversely affect our ability to finance capital expenditures, acquisitions, debt service requirements or to engage in new business activities or otherwise adversely affect our ability to execute our business strategy compared to our competitors who have less debt. In some cases, these restrictions require us to comply with or maintain certain financial tests and ratios. Subject to certain exceptions, such agreements restrict our ability to, among other things:
•incur additional indebtedness, issue disqualified stock and make guarantees;
•incur liens on assets;
•engage in mergers or consolidations or fundamental changes or asset sales;
•pay dividends and distributions or repurchase capital stock;
•make investments, loans and advances, including acquisitions
•amend or otherwise alter organizational documents and other material agreements;
•enter into certain agreements that would restrict the ability to incur liens on assets or restrict our ability to pay dividends, make loans or transfer assets among our subsidiaries
•prepay, redeem or purchase certain junior indebtedness;
•enter into sale-leaseback transactions;
•engage in transactions with affiliates; and
•in the case of our subsidiary Ranger Pledgor LLC, engage in activities other than passively holding the equity interests in the borrowers and their subsidiaries.
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
We have undertaken several projects to enhance productivity and performance, increase efficiency, and deliver cost savings throughout our business, which may not be achieved on the anticipated timelines, or at all. For example, during 2022, we implemented a new enterprise resource planning (“ERP”) system that is used to manage our business and summarize our operating results. The implementation of the new ERP system required the investment of significant financial and human capital resources. In addition, the implementation of the new ERP system affected operations, including scheduled downtime, processing and shipping inefficiencies, and the delay of pricing increases. Moreover, the implementation of our new ERP negatively impacted our internal control over financial reporting leading management to conclude that our internal control over financial reporting and our disclosure controls and procedures were ineffective at December 31, 2023. As disclosed in “Item 9A. Controls and Procedures” of this Report, while we have successfully remediated the material weaknesses related to our ERP system, our internal control over financial reporting and our disclosure controls and procedures continued to be ineffective at December 31, 2024, and there can be no assurances as to the time frame as to when these material weaknesses will be remediated.
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
We rely on our network of third-party distributors to store, sell (in the case of paper consumables), market, service and distribute our protective packaging systems and paper consumables to a majority of our end-users. Because we rely on third-party distributors, we are subject to a number of risks, including:
•the risk that distributors may terminate or decline to renew their contractual relationship with us;
•the risk that we may not be able to renew our contracts with distributors on the same contractual terms;
•the risk that distributors, or the services that they rely on, will fail, or will be unable to deliver our protective packaging systems and paper-based products in a timely manner;
•the risk that distributors will be otherwise unable or unwilling to sell, market, service and distribute our products to end-users at the same rate they have historically, or at all; and
•the risk that end-users will increasingly seek to purchase consumables directly from suppliers, which would require us to alter our business model in order to accommodate direct-to-consumer sales.
If we fail to maintain our relationships with our distributors, or if our distributors do not meet the sales, marketing and service expectations of our end-users, our business, financial condition or results of operations could be materially adversely affected.
We depend on third parties for transportation services.
We rely primarily on third parties for delivery of our raw materials, as well as for transportation to certain select end-users to which we directly sell our products. In particular, a significant portion of the raw materials we use are transported by ship, railroad or trucks, which modes of transportation are highly regulated. If any of our third-party transportation providers were to fail to deliver raw materials to us in a timely manner, or fail to deliver our products to our direct end-users in a timely manner, we might be unable to manufacture our products in response to end-user demand. For example, at most of our facilities, quantities of raw paper stored on-site represent approximately five days of paper consumables production at such facilities due to cost savings and storage limitations. In addition, if any of these third parties were to cease operations or cease doing business with us, we might be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively impact our end-user relationships and have a material adverse effect on our financial condition or results of operations.
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
We are subject to income and other taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
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
In the course of its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that gives rise to a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. These material weaknesses are described in more detail in this Report under “Item 9A. Controls and Procedures.” As a result of these material weaknesses, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective at December 31, 2024.
Although we have developed and have taken steps to implement plans to remediate the material weaknesses that led to the ineffectiveness of our internal control over financial reporting at December 31, 2023, there can be no assurance as to when our remediation plan related to our 2024 material weaknesses will be fully developed, when we will be able to fully implement it or the cost of such implementation. Until we fully implement our remediation plan, our management will continue to devote significant time and attention to these efforts. If we are unable to complete the remediation of all of our material weaknesses in a timely manner, or at all, or if our remediation plan is inadequate, we will continue to be subject to higher risk of failure to detect material errors in our future consolidated financial statements and the inability to timely file future periodic reports with the SEC, which in turn could materially and adversely affect investor confidence, our ability to raise new capital and the market price of our securities.
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
ITEM 2. PROPERTIES
The following table provides our primary locations and their various functions:

Function
Location	Business Segment	PPS System Assembly	Paper Consumables	Automation	Sales/ Administrative
Concord Township, Ohio[1]	North America	✓	✓	—	✓
Eygelshoven, The Netherlands[2]	Europe/Asia	✓	✓	✓	✓
Shelton, Connecticut	North America	—	—	✓	✓
Kansas City, Missouri	North America	—	✓	—	—
Nyrany, Czech Republic	Europe/Asia	✓	✓	—	—
Krimice, Czech Republic	Europe/Asia	✓	—	—	✓
Reno, Nevada	North America	—	✓	—	—
Singapore [2]	Europe/Asia	—	—	—	✓
Malaysia, Johor Bahru	Europe/Asia	—	✓	—	—
________________________________________________________________________
[1] Global headquarters
[2] Regional headquarters

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
Holders of Record
As of March 11, 2025, there were 15 holders of record of our Class A Common Shares. The actual number of holders is greater than the number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.
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
The graph below compares the cumulative total return of our common stock from December 31, 2019 through December 31, 2024, with the comparable cumulative return of two indices, the Russell 2000 Index (“RTY”) and the Dow Jones U.S. Containers and Packaging Index (“DJUSCP”).
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
Key Performance Indicators and Other Factors Affecting Performance
We use the following key performance indicators and other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:

PPS Systems Base. We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023	Change	% Change
PPS systems	(in thousands)
Cushioning	34.4	34.8	(0.4)	(1.1)
Void-Fill	85.7	83.7	2.0	2.4
Wrapping	22.6	22.7	(0.1)	(0.4)
Total	142.7	141.2	1.5	1.1
Paper and Other Costs. Paper is a key component of our cost of product sales and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we historically have negotiated supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including inflationary pressures, supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy, and chemicals. For example, energy prices in Europe have experienced recent increased volatility, and such volatility has, in the past, increased the cost of paper. The market for our solutions is competitive and it may be difficult to pass on increases in paper and other commodity prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. Although we look to pass increased market costs on to our customers to mitigate the impact of these costs, we are unable to predict our ability to pass these costs on to our customers and how much of these increases we will be able to pass on to our customers. As such, we expect some continued pressure on our gross margin in the medium term relative to our historical margin profile.
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
In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our Consolidated Statements of Operations and Comprehensive Income (Loss). In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
We hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 12 — Derivative Instruments to the consolidated financial statements included elsewhere in this Report for additional information. Significant currency fluctuations could impact the comparability of our results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Quantitative and Qualitative Disclosures About Market Risk.”
Inflationary Pressures and Other Costs. We have continued to experience inflationary pressures in 2024, which have adversely impacted some of our end-users, such as automotive companies; distributors; electronic manufacturers; machinery manufacturers; e-commerce and mail-order fulfillment firms; and other end-users that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. Higher costs due to inflation were partially offset by price increases, which mitigated the impact on our operating results. However, our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for net revenue, an unwillingness by our customers to accept price increases or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated increases in interest rates and borrowing costs may also impact the ability of some of our end-users or suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows as well as our end-users.
Non-GAAP Measures
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA (“AEBITDA”)
Our consolidated financial statements are prepared in accordance with U.S. GAAP. We also present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted EBITDA (“AEBITDA”), which are non-GAAP financial measures, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and AEBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. We believe that EBITDA and AEBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
EBITDA is a non-GAAP financial measure that we calculate as net loss, adjusted to exclude: benefit from (provision for) income taxes; interest expense; and depreciation and amortization.
AEBITDA is a non-GAAP financial measure that we calculate as net loss, adjusted to exclude: benefit from (provision for) income taxes; interest expense; depreciation and amortization; stock-based compensation expense; foreign currency (gain) loss; amortization of cloud-based software implementation costs; and, in certain periods, other income and expense items.
We reconcile this data to our U.S. GAAP data for the same periods presented.
Constant Currency
We operate globally, and a substantial portion of our net revenue and operations is denominated in foreign currencies, primarily the Euro. We calculate the year over-year impact of foreign currency movements using prior period foreign currency rates applied to current year results. These “constant currency” change amounts are non-GAAP measures and are not in accordance with, or an alternative to, measures prepared in accordance with U.S. GAAP. In addition, constant currency change measures are not based on any established set of accounting rules or principles.
We are changing our presentation of supplemental non-GAAP constant currency metrics, beginning with our 2024 results, to no longer utilize an exchange rate of 1 Euro to 1.15 USD when calculating and discussing these metrics. In calculating the Constant Currency (Non-GAAP) % Change, the current year is translated at the average exchange rate for the comparable prior year period, when comparing the current year to the prior year. We believe that our Constant Currency (Non-GAAP) % Change presentation provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Cautionary Notice Regarding Non-GAAP Measures
Non-GAAP measures, such as EBITDA, AEBITDA, and constant currency change, have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. In particular, non-GAAP financial measures should not be viewed as substitutes for, or superior to, net loss prepared in accordance with U.S. GAAP as a measure of profitability or liquidity. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and AEBITDA do not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and AEBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•EBITDA and AEBITDA do not reflect the impact of the recording or release of valuation allowances or tax payments that may represent a reduction in cash available to us;
•AEBITDA does not consider the potentially dilutive impact of stock-based compensation, and in certain periods, other income and expense items, such as restructuring and integration costs;

•constant currency change measures exclude the foreign currency exchange rate impact on our foreign operations; and
•other companies, including companies in our industry, may calculate EBITDA, AEBITDA, and constant currency change differently, which reduces their usefulness as comparative measures.
Consolidated Results of Operations
The following tables set forth our consolidated results of operations for 2024 and 2023, presented in millions of dollars.
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for 2024 and 2023. This data is based on our historical financial statements included elsewhere in this Report. Refer to “Non-GAAP Measures” and “Reconciliation of U.S. GAAP to Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net loss under U.S. GAAP.
Comparison of 2024 to 2023

	Year Ended December 31,				Constant Currency (Non-GAAP) % Change (1)
	2024	2023	$ Change	% Change
Net revenue	$368.9	$336.3	$32.6	9.7	9.7
Cost of sales	229.1	213.0	16.1	7.6	7.5
Gross profit	139.8	123.3	16.5	13.4	13.4
Selling, general and administrative expenses	111.9	91.8	20.1	21.9
Depreciation and amortization expense	35.1	33.8	1.3	3.8
Other operating expense, net	5.6	5.2	0.4	7.7
Loss from operations	(12.8)	(7.5)	(5.3)	70.7
Interest expense	28.6	24.3	4.3	17.7
Foreign currency gain	(1.6)	(0.3)	(1.3)	433.3
Loss on extinguishment of debt	4.8	—	4.8	NM
Other non-operating income, net	(20.9)	(0.2)	(20.7)	NM
Loss before income tax benefit	(23.7)	(31.3)	7.6	(24.3)
Income tax benefit(2)	(2.2)	(4.2)	2.0	(47.6)
Net loss(2)	$(21.5)	$(27.1)	$5.6	(20.7)	(30.6)

Non-GAAP
EBITDA	$70.2	$62.6	$7.6	12.1	12.0
AEBITDA	$83.8	$73.4	$10.4	14.2	14.3

(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0818 USD. Refer to further discussion in "Non-GAAP Measures."

(2) Note that as a result of our annual closing process, the presentation of income tax benefit and net loss for the year ended December 31, 2024 in this Annual Report on Form 10-K, including in the financial statements contained herein, differs from the presentation of the preliminary amounts for such line items in our press release dated March 6, 2025, furnished to the SEC on Form 8-K dated March 6, 2025.

Net Revenue
The following table and the discussion that follows compares our net revenue by product line for 2024 and 2023 on a U.S. GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Year Ended December 31,				Constant Currency (Non-GAAP) % Change (1)
	2024	2023	$ Change	% Change
Cushioning	$135.7	$145.8	$(10.1)	(6.9)	(7.1)
Void-Fill	167.0	133.9	33.1	24.7	24.9
Wrapping	37.1	36.0	1.1	3.1	3.1
Other	29.1	20.6	8.5	41.3	41.3
Net revenue	$368.9	$336.3	$32.6	9.7	9.7

(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0818 USD. Refer to further discussion in "Non-GAAP Measures."
Net revenue for 2024 was $368.9 million compared to net revenue of $336.3 million in 2023, an increase of $32.6 million or 9.7%. Net revenue was positively impacted by increases in void-fill, wrapping, and other revenue, partially offset by a decrease in cushioning. Cushioning decreased $10.1 million, or 6.9% (7.1% at constant currency), to $135.7 million from $145.8 million; void-fill increased $33.1 million, or 24.7% (24.9% at constant currency), to $167.0 million from $133.9 million; wrapping increased $1.1 million, or 3.1%, to $37.1 million from $36.0 million; and other net revenue increased $8.5 million, or 41.3%, to $29.1 million from $20.6 million, for 2024 compared to 2023. The increase in void-fill was primarily due to increased volume from e-commerce activity in North America as we see more companies shifting from plastic to paper solutions. The increase in net revenue is quantified by an increase in the volume of our paper consumable products of approximately 10.2% and a 2.5% increase in sales of automated box sizing equipment, partially offset by a 3.1% decrease in the price/mix of our paper consumable products.
Cost of Sales
Cost of sales for 2024 totaled $229.1 million, an increase of $16.1 million, or 7.6% (7.5% at constant currency), compared to $213.0 million in 2023. We have quantified the change in cost of sales as follows:

Volume/product mix	10.0%
Production costs	(2.4)%
Total	7.6%
The increase in cost of sales was primarily related to increased sales volume/product mix and increased labor and overhead costs, partially offset by lower material costs. Production costs include costs from materials, labor and overhead.
Operating expenses
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for 2024 were $111.9 million, an increase of $20.1 million, or 21.9%, from $91.8 million in 2023. The change in SG&A was largely due to an increase in stock-based compensation expense of $16.5 million compared to 2023, driven by the reversal of expense of $19.5 million related to our 2021 LTIP PRSUs in 2023. Employee compensation increased by $6.1 million from increases in headcount, partially offset by a decrease in professional service fees of $1.7 million and a decrease in facility and maintenance costs of $1.1 million.
Depreciation and Amortization. Depreciation and amortization expenses for 2024 were $35.1 million, an increase of $1.3 million, or 3.8%, from $33.8 million in 2023. The increase in depreciation and amortization was primarily due to an increase of $0.7 million of amortization related to our finance leases.
Other Operating Expense, Net. Other operating expense, net for 2024 was $5.6 million, an increase of $0.4 million, or 7.7%, from $5.2 million in 2023. The increase in other operating expense, net was primarily due to a $0.7 million increase in research and development costs, partially offset by a decrease in loss on disposal of assets of $0.2 million in 2024 compared to 2023.

Interest Expense
Interest expense for 2024 was $28.6 million, an increase of $4.3 million, or 17.7%, from $24.3 million in 2023. The increase was primarily due to the effects of the expiration of our interest rate swap in June of 2024 and additional expense of $0.6 million from deferred financing costs during 2024 compared to 2023.
Loss on Extinguishment of Debt
In December 2024, we entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). Proceeds from the 2024 Credit Agreement were used to repay amounts outstanding under the Company’s previously outstanding senior secured credit facilities. We recorded a loss on extinguishment of debt of $4.8 million in 2024, comprised primarily of the write-off of unamortized debt issuance costs.
Foreign Currency Gain
Foreign currency gain for 2024 was $1.6 million, a change of $1.3 million, or 433.3%, from a foreign currency gain of $0.3 million in 2023 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Income, Net
Other non-operating income, net was $20.9 million in 2024 and primarily represents $16.1 million in litigation proceeds and a $5.4 million gain on the sale of patents, partially offset by a $0.4 million unrealized loss on our strategic investment in Pickle. Other non-operating income, net was $0.2 million in 2023 and was comprised of insignificant items.
Income Tax Benefit
Income tax benefit for 2024 was $2.2 million, or an effective tax rate of 9.4%. Income tax benefit was $4.2 million in 2023, or an effective tax rate of 13.4%. The fluctuation in the effective tax rate between periods, and the difference between the effective tax rate and the U.S. federal statutory rate, was primarily attributable to stock-based compensation adjustments that were made in 2023 and did not reoccur in 2024 and stock-based compensation in foreign jurisdictions that is non-deductible.
Note that as a result of our annual closing process, the presentation of income tax benefit and net loss for the year ended December 31, 2024 in this Annual Report on Form 10-K, including in the financial statements contained herein, differs from the presentation of the preliminary amounts for such line items in our press release dated March 6, 2025, furnished to the SEC on Form 8-K dated March 6, 2025.
EBITDA and AEBITDA
EBITDA and AEBITDA are Non-GAAP measures. Refer to the section “Presentation and Reconciliation of U.S. GAAP to Non-GAAP Measures” for important information. EBITDA for 2024 was $70.2 million, an increase of $7.6 million, or 12.1%, compared to $62.6 million in 2023. AEBITDA for 2024 and 2023 totaled $83.8 million and $73.4 million, respectively, an increase of $10.4 million, or 14.2% year over year (14.3% increase at constant currency).
Segment Results of Operations — 2024 and 2023
We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and EBITDA by geographic region. The following tables set forth our net revenue by segment for 2024 and 2023, presented in millions of dollars:

	North America
	Year Ended December 31,
	2024	2023	$ Change	% Change
Cushioning	$39.0	$42.7	$(3.7)	(8.7)
Void-Fill	97.2	69.8	27.4	39.3
Wrapping	19.8	20.3	(0.5)	(2.5)
Other	7.2	4.5	2.7	60.0
Net revenue	$163.2	$137.3	$25.9	18.9

Net revenue in North America for 2024 totaled $163.2 million compared to net revenue in North America of $137.3 million in 2023. The increase of $25.9 million, or 18.9%, was attributable to an increase in void-fill sales of $27.4 million, or 39.3%, and an increase in other net revenue of $2.7 million, or 60.0%, partially offset by a decrease in cushioning sales of $3.7 million and a decrease in wrapping sales of $0.5 million. The change in net revenue for North America can be quantified by an increase in volume of 21.6% and a 2.0% increase from increase from sales of automated box sizing equipment, partially offset by a 4.8% decrease in in the price/mix of our paper consumable products.

	Europe/Asia
	Year Ended December 31,
	2024	2023	$ Change	% Change
Cushioning	$96.7	$103.1	$(6.4)	(6.2)
Void-Fill	69.8	64.1	5.7	8.9
Wrapping	17.3	15.7	1.6	10.2
Other	21.9	16.1	5.8	36.0
Net revenue	$205.7	$199.0	$6.7	3.4
Net revenue in Europe/Asia for 2024 totaled $205.7 million compared to net revenue in Europe/Asia of $199.0 million in 2023. The increase of $6.7 million, or 3.4%, was driven by increases in void-fill of $5.7 million, wrapping of $1.6 million, and other net revenue of $5.8 million, partially offset by a decrease in cushioning net revenue of $6.4 million. The increase in net revenue for Europe/Asia can be quantified as a 4.7% increase in volume and a 2.9% increase from sales of automated box sizing equipment, partially offset by a decrease of 4.3% in the price/mix of our paper consumable products.
The following table sets forth segment EBITDA, presented in millions of dollars:

	Year Ended December 31,
	2024	2023	$ Change	% Change
North America	$28.7	$36.0	$(7.3)	(20.3)
Europe/Asia	$41.5	$26.6	$14.9	56.0
Segment EBITDA for North America and Europe/Asia includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $24.0 million for 2024 and $18.8 million for 2023, which eliminates between the segments on a consolidated basis.
Segment EBITDA for North America was $28.7 million for 2024 compared to $36.0 million in 2023, a decrease of $7.3 million, or 20.3%. The decrease was primarily due to the adjustment of stock-based compensation expense related to the 2021 LTIP awards during 2023 which resulted in a $13.3 million year over year increase of expense compared to 2023 and a loss on debt extinguishment costs of $4.1 million attributable to the North America segment, partially offset by a $5.4 million gain on the sale of patents, and an increase of $5.2 million in intersegment royalty charges to Europe/Asia compared to 2023.
Segment EBITDA for Europe/Asia was $41.5 million for 2024 compared to $26.6 million in 2023, an increase of $14.9 million, or 56.0%. The increase was primarily related to increased sales of $6.7 million and a gain on the settlement of litigation of $16.1 million, partially offset by an increase of $3.2 million in stock-based compensation expense due to the adjustment related to 2021 LTIP awards during 2023 and increased intersegment royalty charges of $5.2 million from North America.
Consolidated Results of Operations — 2023 and 2022
The following tables set forth our consolidated results of operations for 2023 and 2022, presented in millions of dollars.
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for 2023 and 2022. This data is based on our historical financial statements included elsewhere in this Report. Refer to “Non-GAAP Measures” and “Reconciliation of U.S. GAAP to Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net loss under U.S. GAAP.

Comparison of 2023 to 2022

	Year Ended December 31,				Constant Currency (Non-GAAP) % Change (1)
	2023	2022	$ Change	% Change
Net revenue	$336.3	$326.5	$9.8	3.0	1.4
Cost of sales	213.0	226.9	(13.9)	(6.1)	(7.5)
Gross profit	123.3	99.6	23.7	23.8	21.8
Selling, general and administrative expenses	91.8	105.5	(13.7)	(13.0)
Depreciation and amortization expense	33.8	32.1	1.7	5.3
Other operating expense, net	5.2	4.5	0.7	15.6
Loss from operations	(7.5)	(42.5)	35.0	(82.4)
Interest expense	24.3	20.7	3.6	17.4
Foreign currency gain	(0.3)	(2.2)	1.9	(86.4)
Other non-operating income, net	(0.2)	(4.3)	4.1	(95.3)
Loss before income tax benefit	(31.3)	(56.7)	25.4	(44.8)
Income tax benefit	(4.2)	(15.3)	11.1	(72.5)
Net loss	$(27.1)	$(41.4)	$14.3	(34.5)	(35.3)

Non-GAAP
EBITDA	$62.6	$32.9	$29.7	90.3	87.8
AEBITDA	$73.4	$62.5	$10.9	17.4	15.4

(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0535 USD. Refer to further discussion in "Non-GAAP Measures."

Net Revenue
The following table and the discussion that follows compares our net revenue by product line for 2023 and 2022 on a U.S. GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Year Ended December 31,				Constant Currency (Non-GAAP) % Change (1)
	2023	2022	$ Change	% Change
Cushioning	$145.8	$140.3	$5.5	3.9	1.8
Void-Fill machines	133.9	130.6	3.3	2.5	1.5
Wrapping machines	36.0	40.5	(4.5)	(11.1)	(11.9)
Other	20.6	15.1	5.5	36.4	33.8
Net revenue	$336.3	$326.5	$9.8	3.0	1.4

(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0535 USD. Refer to further discussion in "Non-GAAP Measures."

Net revenue for 2023 was $336.3 million compared to net revenue of $326.5 million in 2022, an increase of $9.8 million or 3.0%. Net revenue was positively impacted by increases in cushioning, void-fill, and other revenue, partially offset by decreases in wrapping. Revenue continued to improve year over year on a consolidated basis driven by increased placement of packaging systems with end users, partially offset by the current consumer spend preferring experience over discretionary goods and the impact of inflationary and interest rate pressures on consumer and corporate spend. Cushioning increased $5.5 million, or 3.9% (1.8% at constant currency), to $145.8 million from $140.3 million. Void-fill increased $3.3 million, or 2.5% (1.5% at constant currency), to $133.9 million from $130.6 million. Wrapping decreased $4.5 million, or 11.1% (11.9% at constant currency), to $36.0 million from $40.5 million. Other net revenue, which includes sales of automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories, increased $5.5 million, or 36.4% (33.8% at constant currency), to $20.6 million from $15.1 million, for 2023 compared to 2022.
The increase in net revenue is quantified by an increase in the volume of our paper consumable products of approximately 1.9% and a 1.3% increase in the sales of automated box sizing equipment, partially offset by a 1.7% decrease in the price or mix of our paper consumable products. Net revenue was also positively impacted by currency tailwinds. Void-fill increased $1.7 million, or 1.2%, to $138.3 million from $136.6 million. Wrapping decreased $4.7 million, or 11.2%, to $37.1 million from $41.8 million. Other net revenue increased $5.1 million, or 30.9%, to $21.6 million from $16.5 million, for 2023 compared to 2022.
Cost of Sales
Cost of sales for 2023 totaled $213.0 million, a decrease of $13.9 million, or 6.1%, compared to $226.9 million in 2022. We have quantified the change in cost of sales as follows:

Volume/product mix	0.4%
Production costs	(7.8)%
Foreign currency impacts	1.3%
Total	(6.1)%
The decrease in cost of sales was primarily related to lower production costs due to lower material costs, partially offset by higher labor and overhead costs. Production costs include costs from materials, labor and overhead.
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
Foreign Currency Gain
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
Segment Results of Operations — 2023 and 2022
The following tables set forth our results of net revenue by segment for 2023 and 2022, presented in millions of dollars:

	North America
	Year Ended December 31,
	2023	2022	$ Change	% Change
Cushioning	$42.7	$42.6	$0.1	0.2
Void-Fill	69.8	65.1	4.7	7.2
Wrapping	20.3	25.6	(5.3)	(20.7)
Other	4.5	1.4	3.1	221.4
Net revenue	$137.3	$134.7	$2.6	1.9
Net revenue in North America for 2023 totaled $137.3 million compared to net revenue in North America of $134.7 million in 2022. The increase of $2.6 million, or 1.9%, was attributable to an increase in cushioning sales of $0.1 million, an increase in void-fill sales of $4.7 million, and an increase in other net revenue of $3.1 million, partially offset by a decrease in wrapping sales of $5.3 million.

	Europe/Asia
	Year Ended December 31,
	2023	2022	$ Change	% Change
Cushioning	$103.1	$97.7	$5.4	5.5
Void-Fill	64.1	65.5	(1.4)	(2.1)
Wrapping	15.7	14.9	0.8	5.4
Other	16.1	13.7	2.4	17.5
Net revenue	$199.0	$191.8	$7.2	3.8
Net revenue in Europe/Asia for 2023 totaled $199.0 million compared to net revenue in Europe/Asia of $191.8 million in 2022. The increase of $7.2 million, or 3.8%, was driven by favorable currency exchange rates of the Euro to the U.S. dollar, as well as increases in cushioning sales of $5.4 million, wrapping sales of $0.8 million, and other net revenue of $2.4 million, partially offset by a decrease of $1.4 million in void-fill sales.
The following table sets forth segment EBITDA, presented in millions of dollars:

	Year Ended December 31,
	2023	2022	$ Change	% Change
North America	$36.0	$18.5	$17.5	94.6
Europe/Asia	$26.6	$14.5	$12.1	83.4
Segment EBITDA for North America and Europe/Asia includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $18.8 million for 2023 and $17.2 million for 2022, which eliminates between the segments on a consolidated basis.
Segment EBITDA for North America was $36.0 million in 2023 compared to $18.5 million in 2022, an increase of $17.5 million or 94.6%. The increase in Segment EBITDA for North America was primarily from a year over year decrease in stock-based compensation of $22.0 million from a downward adjustment of stock-based compensation expense related to the 2021 LTIP PRSUs from evaluations on their performance criteria.
Segment EBITDA for Europe/Asia was $26.6 million for 2023 compared to $14.5 million in 2022, an increase of $12.1 million, or 83.4%. The increase was primarily related to increased sales of $7.2 million, a year over year decrease in stock-based compensation of $6.5 million and lower cost of goods sold of $12.4 million, partially offset by an increase in compensation expense of $8.7 million and increased professional service fees of $2.4 million.

Reconciliation of U.S. GAAP to Non-GAAP Measures
As noted above, we believe that in order to better understand the performance of the Company, providing non-GAAP financial measures to users of our financial information is helpful. We believe presentation of these non-GAAP measures is useful because they are many of the key measures that allow management to evaluate more effectively our operating performance and compare the results of our operations from period to period and against peers without regard to financing methods or capital structure. Management does not consider these non-GAAP measures in isolation or as an alternative to similar financial measures determined in accordance with U.S. GAAP. The computations of EBITDA, AEBITDA and Constant Currency (Non-GAAP) % Change may not be comparable to other similarly titled measures of other companies. These non-GAAP financial measures should not be considered as alternatives to, or more meaningful than, measures of financial performance as determined in accordance with U.S. GAAP or as indicators of operating performance.
The following tables and related notes reconcile certain non-GAAP measures to U.S. GAAP information presented in this Report for 2024 and 2023:

	Non-GAAP Measures				Constant Currency (Non-GAAP) % Change (6)
	Year Ended December 31,		$ Change	% Change
	2024	2023
Net loss	$(21.5)	$(27.1)	$5.6	(20.7)	(20.3)
Depreciation and amortization expense – COS	30.2	35.8	(5.6)	(15.6)
Depreciation and amortization expense – D&A	35.1	33.8	1.3	3.8
Interest expense	28.6	24.3	4.3	17.7
Income tax benefit	(2.2)	(4.2)	2.0	(47.6)
EBITDA(1)	70.2	62.6	7.6	12.1	12.1

Adjustments(2):
Foreign currency gain	(1.6)	(0.3)	(1.3)	433.3
Non-cash impairment losses	1.2	1.5	(0.3)	(20.0)
M&A, restructuring, severance	8.3	5.8	2.5	43.1
Stock-based compensation expense	6.3	(10.2)	16.5	(161.8)
Amortization of cloud-based software implementation costs(3)	3.6	3.0	0.6	20.0
Cloud-based software implementation costs(4)	2.3	4.3	(2.0)	(46.5)
SOX remediation costs	5.4	4.2	1.2	28.6
Loss on extinguishment of debt	4.8	—	4.8	NM
Gain on sale of patents	(5.4)	—	(5.4)	NM
Patent litigation settlement	(16.1)	—	(16.1)	NM
Unrealized loss on strategic investments	0.4	—	0.4	NM
Other adjustments(5)	4.4	2.5	1.9	76.0
AEBITDA(1)	$83.8	$73.4	$10.4	14.2	14.3
(see subsequent footnotes)
(1)Reconciliations of EBITDA and AEBITDA for each period presented are to net loss, the nearest U.S. GAAP equivalent.
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
(3)Represents amortization of capitalized costs primarily related to the implementation of the global ERP system, which are included in SG&A.
(4)Third-party professional services and consulting fees related to post-implementation system remediation.

(5)In 2024, Other adjustments includes $1.8 million related to non-recurring costs incurred from the outsourcing of paper conversion services. Other adjustments also includes $0.8 million for legal expenses and fees primarily related to the Company’s patent litigation, which was settled in the second quarter of 2024. The remaining $1.8 million is comprised of individually insignificant items. In 2023, Other adjustments are largely comprised of $1.6 million in legal expenses and fees, primarily related to the Company’s patent litigation, which was settled in the second quarter of 2024. The remaining $0.9 million of Other adjustments is comprised of individually insignificant items.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0818 USD. Refer to further discussion in “Non-GAAP Measures.”
The following tables and related notes reconcile certain non-GAAP measures to U.S. GAAP information presented in this Report for 2023 and 2022:

	Non-GAAP Measures				Constant Currency (Non-GAAP) % Change (6)
	Year Ended December 31,		$ Change	% Change
	2023	2022
Net loss	$(27.1)	$(41.4)	$14.3	(34.5)	(35.3)
Depreciation and amortization expense – COS	35.8	36.8	(1.0)	(2.7)
Depreciation and amortization expense – D&A	33.8	32.1	1.7	5.3
Interest expense	24.3	20.7	3.6	17.4
Income tax benefit	(4.2)	(15.3)	11.1	(72.5)
EBITDA(1)	62.6	32.9	29.7	90.3	87.8

Adjustments(2):
Foreign currency gain	(0.3)	(2.3)	2.0	(87.0)
Non-cash impairment losses	1.5	1.0	0.5	50.0
M&A, restructuring, severance	5.8	2.0	3.8	190.0
Stock-based compensation expense	(10.2)	18.3	(28.5)	(155.7)
Amortization of cloud-based software implementation costs(3)	3.0	2.8	0.2	7.1
Cloud-based software implementation costs(4)	4.3	7.4	(3.1)	(41.9)
SOX remediation costs	4.2	—	4.2	NM
Unrealized loss on strategic investments	—	(3.9)	3.9	NM
Other adjustments(5)	2.5	4.3	(1.8)	(41.9)
AEBITDA(1)	$73.4	$62.5	$10.9	17.4	15.4
(see subsequent footnotes)
(1)Reconciliations of EBITDA and AEBITDA for each period presented are to net loss, the nearest U.S. GAAP equivalent.
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
(3)Represents amortization of capitalized costs primarily related to the implementation of the global ERP system, which are included in SG&A.
(4)Third-party professional services and consulting fees related to post-implementation system remediation.
(5)In 2023, Other adjustments are largely comprised of $1.6 million in legal expenses and fees, primarily related to the Company’s patent litigation, which was settled in the second quarter of 2024. The remaining $0.9 million of Other adjustments is comprised of individually insignificant items.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0535 USD. Refer to further discussion in “Non-GAAP Measures.”

Liquidity and Capital Resources
We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our cash and cash equivalents of $76.1 million as of December 31, 2024 and cash flow from operations, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements.
Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of PPS systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. Our AS and APS businesses are for the sale of capital goods and we do not require significant capital expenditures for production equipment to support growth. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. We continue to evaluate our inventory requirements and adjust according to our volume forecasts. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets from macroeconomic factors could make obtaining new equity or debt financing more difficult or expensive.
Including finance lease liabilities and equipment financing and excluding deferred financing costs, we had $415.7 million in debt, $5.6 million of which was classified as short-term, as of December 31, 2024, compared to $407.4 million in debt, $2.5 million of which was classified as short-term, as of December 31, 2023. At December 31, 2024, we did not have amounts outstanding under our $50.0 million revolving credit facility, and we had no borrowings under such facility through March 17, 2025.
Debt Profile
The material terms of our debt are summarized in Note 11 — Long-Term Debt to the consolidated financial statements included elsewhere in this Report.
On December 19, 2024, the Company entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowing and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of December 31, 2024, was 8.85% and the effective interest rate was 9.30%.
Proceeds from the 2024 Credit Agreement were used to repay amounts outstanding under the Company’s previously outstanding senior secured credit facilities.
As of December 31, 2024, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit reduces the amount available under the revolving facility. As of December 31, 2024, we had $1.2 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $48.8 million.
The Facilities provide the Company with the option to increase commitments under the Facilities in an aggregate amount not to exceed the greater of $85.0 million and 100% of Consolidated Adjusted EBITDA (as defined in the 2024 Credit Agreement), plus certain voluntary prepayments (and in the case of the Revolving Facility, to the extent such voluntary prepayments are accompanied by permanent commitment reductions under the Revolving Facility), plus unlimited amounts subject to the relevant net leverage ratio tests and certain other conditions.
The obligations of (i) Ranpak Corp. (the “U.S. Borrower”) under the 2024 Credit Facilities and certain of its obligations under hedging arrangements and cash management arrangements are guaranteed by Ranger Pledgor LLC (“Holdings”) and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S.-organized restricted subsidiary of the U.S. Borrower (together with Holdings, the “ U.S. Guarantors”) and (ii) Ranpak B.V. (the “Dutch Borrower”) under the 2024 Credit Facilities are unconditionally guaranteed by the U.S. Borrower, the U.S. Guarantors and each existing and subsequently acquired or organized direct or indirect wholly-owned Dutch-organized restricted subsidiary of the U.S. Borrower (the “Dutch Guarantors”, and together with the U.S. Guarantors, the “Guarantors” or the “Borrowers”), in each case, other than certain excluded subsidiaries. The 2024 Credit Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that obligations of the U.S. Borrower and U.S. Guarantors under the 2024 Credit Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.
The Facilities are secured by substantially all of the assets of the Company. No mandatory prepayments were required as of December 31, 2024, and the Company was in compliance with all debt covenants.
Cash Flows
The following table sets forth our summary cash flow information for the periods indicated:

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$41.4	$52.6
Net cash used in investing activities	(32.5)	(52.4)
Net cash provided by (used in) financing activities	1.8	(1.8)
Effect of exchange rate changes on cash and cash equivalents	3.4	0.8
Net increase (decrease) in cash and cash equivalents	14.1	(0.8)
Cash and Cash Equivalents, beginning of period	62.0	62.8
Cash and Cash Equivalents, end of period	$76.1	$62.0
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $41.4 million in 2024. Cash provided by operating activities was $52.6 million in 2023. The decrease in cash provided by operating activities was primarily due to changes in working capital, in particular significant increases in accounts receivable and inventories in the current year compared to prior year balances. These increases were partially offset by decreased net loss in the current year period, in part due to a patent litigation settlement of $16.1 million, partially offset by loss on debt extinguishment of $4.8 million, and related non-cash adjustments.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $32.5 million in 2024 and reflects cash used for production of converter equipment and purchases of machinery and equipment, and an additional investment in Pickle of $4.8 million, partially offset by proceeds from sale of patents of $5.4 million. Net cash used in investing activities was $52.4 million in 2023 and reflects cash used for production of converter equipment and leasehold improvements for our facilities in Connecticut and The Netherlands, net of $2.9 million in proceeds from the sale of our building and land located in Heerlen, The Netherlands.
Cash Flows Provided by (Used In) Financing Activities
Net cash provided by financing activities was $1.8 million in 2024 and reflects the proceeds from the 2024 Credit Agreement, partially offset by repayments of our prior debt facilities and related exit costs, payments for financing costs related to our 2024 Credit Agreement, payments on finance lease liabilities, net repayments on our equipment financing arrangement, and tax payments for withholdings on stock-based compensation. Net cash used in financing activities was $1.8 million in 2023 and reflects debt repayments, payments on finance lease liabilities, tax payments for withholdings on stock-based compensation, and legal fees paid related to a modification of our debt facilities, partially offset by net proceeds received from our equipment financing arrangement.
Contractual Obligations and Other Commitments
We have cash obligations under our leases for facilities and automobiles and under our Term Facility, which are described in more detail in Note 17 — Leases and in Note 11 — Long-Term Debt in the Notes to our Consolidated Financial Statements. We have various contractual obligations and commercial commitments that are recorded as liabilities in our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2024.
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
In paper consumables sales for both distributor agreements and direct agreements, we have determined the contract to be a combination of the master service agreement (“MSA”) and purchase order (“PO”). The MSA contains general terms and conditions which govern the agreement, including general payment terms. Individual POs must be placed underneath the terms of the MSA to order specific paper products which we promise to deliver. The PO contains relevant details of the contract including the type of paper, quantity, unit price, total price, as well as payment terms and estimated delivery date. Under the MSA, multiple POs for one customer may be placed at or near the same time. In situations where there are multiple POs issued at or near the same time to the same customer, we treat each PO in combination with the MSA as a separate contract for revenue recognition purposes.
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
We determine the standalone selling price for a performance obligation sold on a standalone basis for our paper products. We offer rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and our efforts to provide consumables. We allocate a percentage of PPS paper revenue to machine lease revenue using the residual approach to estimate the standalone selling price of our PPS systems to customers. The allocation is performed based on the number of PPS systems in the field. We do not sell or transfer ownership of our PPS systems to our customers. Our lease agreements with customer for PPS systems are for one year or less and renew annually.
We have forms of variable consideration present in our contracts with customers, including rebates on volume and other discounts. Charges for rebates and other allowances were approximately 10%, 12%, and 10% of net revenue in 2024, 2023, and 2022, respectively. For all contracts that contain a form of variable consideration, we estimate at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determine how much consideration is payable to the customer or how much consideration we would be able to recover from the customer based on the structure of the type of variable consideration, using either the expected value method or the most likely amount method. In most cases, the variable consideration in contracts with customers results in amounts payable to the customer by the Company. We adjust the contract transaction price based on any changes in estimates each reporting period and perform an inception to date cumulative adjustment to the amount of revenue previously recognized. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
We recognize incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, we generally expense sales commissions when incurred because the contract term is less than one year. These costs are recorded within selling, general and administrative (“SG&A”) expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). We elected to account for shipping and handling costs as fulfillment activities.
Sales, value-added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Impairment of Goodwill, Indefinite-Lived Intangible Assets, and Long-Lived Assets. Goodwill is not subject to amortization but is tested for impairment annually at a reporting unit level as of October 1st and between annual tests if events and circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
The assumptions that have the most significant effect on the fair values of our North America reporting unit based on the Discounted Cash Flow Method are (i) the expected revenue growth rate, (ii) gross margin, (iii) projected operating expense, (iv) the weighted average cost of capital (“WACC”), (v) the residual growth rate, and (vi) capital expenditures. A hypothetical decrease in the expected long-term revenue growth rate by approximately 1.2%, a hypothetical decrease in the long-term gross profit assumption of approximately 2.1%, a hypothetical increase in the long-term operating expense assumption of 2.1%, or a hypothetical decrease in the residual growth rate of 1.2%, would have resulted in an impairment charge. Separately, a hypothetical increase in the WACC of approximately 0.6% would have resulted in an impairment charge in the North America reporting unit.
The assumptions that have the most significant effect on the fair values of our Europe/Asia reporting unit based on the Discounted Cash Flow Method are (i) the expected revenue growth rate, (ii) gross margin, (iii) projected operating expense, and (iv) the WACC. A hypothetical decrease in the expected long-term revenue growth rate by approximately 2.7%, a hypothetical decrease in the long-term gross profit assumption of approximately 4.9%, a hypothetical increase in the long-term operating expense assumption of 4.9%, or a hypothetical increase in the WACC by approximately 4.3% would have resulted in an impairment charge in the Europe/Asia reporting unit.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash and cash equivalents and the amount of interest expense we pay on borrowings under the floating rate portions of our outstanding senior secured credit facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates would have resulted in a $9.9 million impact on our interest expense under our outstanding senior secured credit facilities for 2024.
Refer to Note 11 — Long-Term Debt to the Notes to consolidated financial statements included elsewhere in this Report for additional information on our indebtedness.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our reporting currency. See “Effect of Currency Fluctuations” in Item 7 previously for more information about our foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 12 — Derivative Instruments to the Notes to consolidated financial statements included elsewhere in this Report for additional information.
For 2024, net revenue denominated in currencies other than USD amounted to $205.7 million or 55.8% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to USD would have caused our reported net revenue for 2024 to increase or decrease by approximately $20.6 million.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ranpak Holdings Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of the North America and Europe/Asia reporting units
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company had a goodwill balance of $443.7 million as of December 31, 2024. Goodwill is tested for possible impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. Management conducted their annual testing for goodwill impairment as of October 1, 2024. The Company used a combination of the discounted cash flow and guideline public company methods to estimate the fair value of its reporting units. Upon completion of this testing, the Company concluded that goodwill was not impaired.
We identified the evaluation of the estimated fair value of the North America and Europe/Asia reporting units as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the forecasted revenue, cost of sales, and operating expenses, and discount rate assumptions used in the discounted cash flow method, as the fair value of each reporting unit was sensitive to changes to these assumptions. Additionally, the use of valuation professionals with specialized skills and knowledge was required to evaluate the discount rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s estimation of the fair value of each reporting unit, including controls related to the development of the forecasted revenue, cost of sales, and operating expenses and discount rate assumptions. We evaluated the reasonableness of the Company’s forecasted revenue for each reporting unit by comparing it to historical operating results and third-party market data, which included macroeconomic forecasts and industry reports. We evaluated the reasonableness of the Company’s forecasted cost of sales and operating expenses for each reporting unit by comparing them to historical operating results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate for each reporting unit by comparing it against a discount rate range that was independently developed using economic data and publicly available market data for comparable entities.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Cleveland, Ohio
March 17, 2025

Ranpak Holdings Corp.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net product revenue	$315.5	$284.8	$276.4
Machine lease revenue	53.4	51.5	50.1
Net revenue	368.9	336.3	326.5
Cost of product sales	202.9	181.3	192.6
Cost of leased machines	26.2	31.7	34.3
Gross profit	139.8	123.3	99.6
Selling, general and administrative expenses	111.9	91.8	105.5
Depreciation and amortization expense	35.1	33.8	32.1
Other operating expense, net	5.6	5.2	4.5
Loss from operations	(12.8)	(7.5)	(42.5)
Interest expense	28.6	24.3	20.7
Foreign currency gain	(1.6)	(0.3)	(2.2)
Loss on extinguishment of debt	4.8	—	—
Other non-operating income, net	(20.9)	(0.2)	(4.3)
Loss before income tax benefit	(23.7)	(31.3)	(56.7)
Income tax benefit	(2.2)	(4.2)	(15.3)
Net loss	$(21.5)	$(27.1)	$(41.4)

Basic and diluted loss per share	$(0.26)	$(0.33)	$(0.51)

Weighted average number of shares outstanding – Class A and C – basic and diluted	83,059,187	82,374,605	81,877,334

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(4.2)	$2.0	$(7.2)
Interest rate swap adjustments	(3.4)	(7.9)	14.1
Total other comprehensive income (loss), before tax	(7.6)	(5.9)	6.9
Provision (benefit) for income taxes related to other comprehensive income (loss)	0.7	(2.8)	4.3
Total other comprehensive income (loss), net of tax	(8.3)	(3.1)	2.6
Comprehensive loss, net of tax	$(29.8)	$(30.2)	$(38.8)
________________________________________________________________________
See notes to consolidated financial statements.

Ranpak Holdings Corp.
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$76.1	$62.0
Accounts receivable, net	43.9	31.6
Inventories	21.7	17.3
Income tax receivable	1.8	0.9
Prepaid expenses and other current assets	7.7	13.1
Total current assets	151.2	124.9
Property, plant, and equipment, net	137.6	142.1
Operating lease right-of-use assets, net	20.9	23.7
Goodwill	443.7	450.1
Intangible assets, net	312.2	345.4
Deferred tax assets	0.1	0.1
Other assets	38.5	36.4
Total assets	$1,104.2	$1,122.7
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$26.9	$17.6
Accrued liabilities and other	28.5	22.1
Current portion of long-term debt	5.6	2.5
Operating lease liabilities, current	4.0	3.8
Deferred revenue	3.4	2.0
Total current liabilities	68.4	48.0
Long-term debt	400.8	397.8
Deferred tax liabilities	62.0	71.6
Derivative instruments	1.3	6.3
Operating lease liabilities, non-current	20.8	24.7
Other liabilities	2.8	2.3
Total liabilities	556.1	550.7
Commitments and contingencies – Note 18
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at December 31, 2024 and 2023; shares issued and outstanding: 83,267,367 and 79,684,170 at December 31, 2024 and 2023, respectively	—	—
Convertible Class C common stock, $0.0001 par, 200,000,000 shares authorized at December 31, 2024 and 2023; shares issued and outstanding: 0 and 2,921,099 at December 31, 2024 and 2023	—	—
Additional paid-in capital	699.6	693.7
Accumulated deficit	(145.3)	(123.8)
Accumulated other comprehensive income (loss)	(6.2)	2.1
Total shareholders' equity	548.1	572.0
Total liabilities and shareholders' equity	$1,104.2	$1,122.7
________________________________________________________________________
See notes to consolidated financial statements.

Ranpak Holdings Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	78,482,024	$—	2,921,099	$—	$688.9	$(55.3)	$2.6	$636.2
Stock-based awards vested and distributed	533,572	—	—	—	(2.9)	—	—	(2.9)
Director shares issued	70,776	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	18.3	—	—	18.3
Net loss	—	—	—	—	—	(41.4)	—	(41.4)
Other comprehensive income	—	—	—	—	—	—	2.6	2.6
Balance at December 31, 2022	79,086,372	$—	2,921,099	$—	$704.3	$(96.7)	$5.2	$612.8
Stock-based awards vested and distributed	476,534	—	—	—	(0.4)	—	—	(0.4)
Director shares issued	121,264	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	(10.2)	—	—	(10.2)
Net loss	—	—	—	—	—	(27.1)	—	(27.1)
Other comprehensive loss	—	—	—	—	—	—	(3.1)	(3.1)
Balance at December 31, 2023	79,684,170	$—	2,921,099	$—	$693.7	$(123.8)	$2.1	$572.0
Conversion of shares of Class C common stock into shares of Class A common stock	2,921,099	—	(2,921,099)	—	—	—	—	—
Stock-based awards vested and distributed	393,242	—	—	—	(0.4)	—	—	(0.4)
Director shares issued	268,856	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	6.3	—	—	6.3
Net loss	—	—	—	—	—	(21.5)	—	(21.5)
Other comprehensive loss	—	—	—	—	—	—	(8.3)	(8.3)
Balance at December 31, 2024	83,267,367	$—	—	$—	$699.6	$(145.3)	$(6.2)	$548.1
________________________________________________________________________
See notes to consolidated financial statements.

Ranpak Holdings Corp.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net loss	$(21.5)	$(27.1)	$(41.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65.3	69.6	69.0
Amortization of deferred financing costs	2.8	2.2	1.5
Loss on disposal of property, plant, and equipment	1.2	1.4	1.1
Loss on extinguishment of debt	4.8	—	—
Gain on sale of patents	(5.4)	—	—
Deferred income taxes	(6.9)	(5.9)	(19.7)
Amortization of initial value of interest rate swap	(1.2)	(2.4)	(0.8)
Foreign currency gain	(1.6)	(0.3)	(2.2)
Stock-based compensation expense	6.3	(10.2)	18.3
Amortization of cloud-based software implementation costs	3.6	3.0	2.8
Unrealized (gain) loss on strategic investments	0.4	—	(3.9)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11.6)	6.9	9.1
(Increase) decrease in inventories	(4.8)	5.3	7.6
(Increase) decrease in income tax receivable	(1.0)	0.4	0.6
(Increase) decrease in prepaid expenses and other current assets	0.6	(2.3)	(1.6)
Increase (decrease) in accounts payable	9.1	(0.7)	(12.4)
Increase (decrease) in accrued liabilities and other	7.8	6.6	(14.4)
Change in other assets and liabilities	(6.5)	6.1	(12.5)
Net cash provided by operating activities	41.4	52.6	1.1
Cash Flows from Investing Activities
Purchases of converter equipment	(28.3)	(31.4)	(31.6)
Purchases of other property, plant, and equipment	(4.8)	(23.9)	(13.2)
Proceeds from sale of patents	5.4	—	—
Proceeds from sale of property, plant, and equipment	—	2.9	—
Cash paid for strategic investments	(4.8)	—	(2.1)
Cash inflow from settlement of net investment hedges	—	—	10.0
Patent and trademark expenditures	—	—	(1.0)
Net cash used in investing activities	(32.5)	(52.4)	(37.9)
Cash Flows from Financing Activities
Proceeds from debt facilities	410.0	—	—
Principal payments on term loans	(390.9)	(1.9)	(1.1)
Payment of exit costs related to debt facilities	(4.3)	—	—
Financing costs of debt facilities	(10.4)	(1.0)	—
Proceeds from equipment financing	0.7	3.2	—
Payments on equipment financing	(1.5)	(0.5)	—
Payments on finance lease liabilities	(1.4)	(1.1)	(0.9)
Tax payments for withholdings on stock-based awards distributed	(0.4)	(0.5)	(2.5)
Net cash provided by (used in) financing activities	1.8	(1.8)	(4.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.4	0.8	0.2
Net Increase (Decrease) in Cash and Cash Equivalents	14.1	(0.8)	(41.1)
Cash and Cash Equivalents, beginning of period	62.0	62.8	103.9
Cash and Cash Equivalents, end of period	$76.1	$62.0	$62.8
________________________________________________________________________
See notes to consolidated financial statements.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Note 1 — Nature of Operations
We are a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. Through our proprietary protective packaging solutions (“PPS”) systems and paper consumables, we offer a full suite of protective packaging solutions. Our business is global, with a strong presence in the United States, Europe, and Asia.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and with instructions to Form 10-K and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to annual financial information.
Throughout this report, when we refer to “Ranpak,” the “Company,” “we,” “our,” or “us,” we are referring to Ranpak Holdings Corp. and all of our subsidiaries, except where the context indicates otherwise. Ranpak Holdings Corp. and Ranger Intermediate LLC do not have any material assets, liabilities, revenues or operations of any kind other than the equity interests in Ranpak Corp. and Ranpak B.V.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. All amounts are in millions, except share and per share amounts.
Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include, among other items, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives of long-lived assets, and assumptions used in our assessment of goodwill and trade name for impairment, costs for incentive and stock-based compensation, and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the consolidated financial statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates and such differences could be material.
Foreign Currency — The Company is subject to currency translation exposure because the operations of its subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in foreign currency (gains) losses in our Consolidated Statements of Operations and Comprehensive Income (Loss). In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period-end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
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
In paper consumables sales for both distributor agreements and direct agreements, we have determined the contract to be a combination of the master service agreement (“MSA”) and purchase order (“PO”). The MSA contains general terms and conditions which govern the agreement, including general payment terms. Individual POs must be placed underneath the terms of the MSA to order specific paper products which we promise to deliver. The PO contains relevant details of the contract including the type of paper, quantity, unit price, total price, as well as payment terms and estimated delivery date. Under the MSA, multiple POs for one customer may be placed at or near the same time. In situations where there are multiple POs issued at or near the same time to the same customer, we treat each PO in combination with the MSA as a separate contract for revenue recognition purposes.
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
We determine the standalone selling price for a performance obligation sold on a standalone basis for our paper products. We offer rebates to customers in their contracts that are related to the amount of consumables purchased. We believe that this form of variable consideration should only be allocated to consumables because the entire amount of variable consideration relates to the customer’s purchase of and our efforts to provide consumables. We allocate a percentage of PPS paper revenue to machine lease revenue using the residual approach to estimate the standalone selling price of our PPS systems to customers. The allocation is performed based on the number of PPS systems in the field. We do not sell or transfer ownership of our PPS systems to our customers. Our lease agreements with customer for PPS systems are for one year or less and renew annually.
We have forms of variable consideration present in our contracts with customers, including rebates on volume and other discounts. Charges for rebates and other allowances were approximately 10%, 12%, and 10% of net revenue in 2024, 2023, and 2022, respectively. For all contracts that contain a form of variable consideration, we estimate at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determine how much consideration is payable to the customer or how much consideration we would be able to recover from the customer based on the structure of the type of variable consideration, using either the expected value method or the most likely amount method. In most cases, the variable consideration in contracts with customers results in amounts payable to the customer by the Company. We adjust the contract transaction price based on any changes in estimates each reporting period and perform an inception to date cumulative adjustment to the amount of revenue previously recognized. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
To provide Automation solution goods and services, a proposal contract for automation machines with separate proposals for related goods and services is documented and agreed to between Ranpak and the customer. Typically, machines have their own proposal, and other related goods and services such as preventative maintenance, and spare parts have a separate proposal with these goods and services all detailed. These written agreements outline the terms and conditions for respective transactions between us and our customers and represent contracts with enforceable rights.
We recognize revenue from each Automation product separately, on a contract-by-contract basis (i.e., by individual machine). Each contract represents its own unit of account. Our Automation machines are highly customized to customer specific needs and termination is only allowed in the case of breach of contract. As such, we are entitled to all consideration from the production of the machine. We cannot sell the machine to another customer due to the level of customization, and as such, there is not an alternative use for the product produced. Because of these factors, we recognize machine revenue over time on a contract-by-contract basis using an input method, based on the percentage of costs and effort incurred to complete the construction of the machine. We also sell extended warranties, preventative maintenance services, spare parts and spare part packages related to our sale of Automation products. We recognize revenue on maintenance contracts and spare parts separately from their Automation products. Revenue for the sale of spare parts is recognized based on shipping terms, which is the point in time the customer obtains control of the promised goods.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Maintenance revenue is based on a fixed fee that is recognized straight-line on the basis that the level of effort is consistent over the term of the contract.
We recognize incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, we generally expense sales commissions when incurred because the contract term is less than one year. These costs are recorded within selling, general and administrative (“SG&A”) expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). We elected to account for shipping and handling costs as fulfillment activities.
Sales, value-added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Advertising Costs — Advertising cost includes cost associated with trade shows. We expense advertising costs as incurred within selling, general and administrative (“SG&A”) expense. Advertising costs totaled $1.0 million, $1.1 million, and $1.1 million in 2024, 2023, and 2022, respectively.
R&D Costs — We expense research and development (“R&D”) costs as incurred. R&D expense and is included within other operating expense, net and collectively totaled $4.4 million, $3.7 million, and $3.6 million in 2024, 2023, and 2022, respectively.
Cash and Cash Equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market account, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market account was approximately $40.9 million and $17.6 million at December 31, 2024 and 2023, respectively. The fair value of money market account is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.
Accounts Receivable — We provide credit in the normal course of business to our customers and do not require collateral. Trade receivables, less allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. We maintain an allowance against accounts receivable for the estimated probable losses on uncollectible accounts and sales returns and allowances. The valuation reserve is based upon geographic historical loss experience, current economic conditions within the industries we serve as well as determination of the specific risk related to certain customers. Accounts receivable are charged off against the reserve when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or, if later, as prescribed by statutory regulations.
Inventories — Inventories consist of unprocessed and finished paper, as well as materials to produce automation machines. Inventories are stated at the lower of cost or net realizable value. Cost for all inventories is determined using a weighted average cost method applied on a consistent basis. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. Refer to Note 4 — Inventories for further detail.
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
Capitalized Cloud-Based Software Implementation Costs — We are engaged with third party software service providers for cloud computing hosting arrangements for various functions across our business, including our enterprise resource planning system, human resources information system, and customer relationship management system. In these arrangements, we do not take possession of the software, rather the software resides on the service providers’ hardware and we access it remotely. Costs associated with implementation of cloud-based software are capitalized into other assets, then amortized over seven years into SG&A expenses. The net balance of capitalized cloud-based software implementation costs was $16.7 million and $19.2 million at December 31, 2024 and 2023, respectively. Amortization expense of capitalized cloud-based software implementation costs was $3.6 million, $3.0 million, and $2.8 million in 2024, 2023, and 2022, respectively.
Leases — We determine if an arrangement is a lease at contract inception and exercise judgment and apply certain assumptions when determining the discount rate, lease term, and lease payments. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, current portion of long-term debt, and long-term debt in our Consolidated Balance Sheets.
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
Long-Lived Assets Other than Goodwill — We review our long-lived assets, including definite-lived intangible assets and property, plant, and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the carrying value of the asset group. If indicators exist, the loss is measured as the excess of carrying value over the asset group’s fair value, as determined based on discounted future cash flows, asset appraisals or market values of similar assets.
Derivative Instruments — We use derivatives as part of the normal business operations to manage our exposure to fluctuations in interest rates associated with variable interest rate debt and adverse fluctuations in foreign currency

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
translation associated with our global presence. We have established policies and procedures that govern the risk management of these exposures.
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
We record stock-based compensation at fair value on the date of grant and record the expense for these awards in SG&A expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss) on a ratable basis over the requisite employee service period. Stock-based compensation expense includes actual forfeitures incurred. For performance-based awards, including performance-based restricted stock units (“PRSUs”) and our 2021 LTIP PRSUs, we reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when achievement of the performance condition is probable.
Income Taxes — We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Our policy is to utilize an item-by-item approach to release income tax effects from accumulated other comprehensive income (loss).
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

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Comprehensive Income (Loss) — Comprehensive income (loss) includes net loss and other comprehensive income (loss) amounts attributable to foreign currency translation adjustments and the effect of our cross-currency swap agreement, net of tax, as applicable.
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
Supplemental Cash Flow Information and Non-Cash Investing Activities — Supplemental cash flow information is as follows:

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information
Interest paid	$29.8	$26.0	$20.5
Income taxes paid	$2.2	$2.8	$2.7

Non-cash investing activities
Capital expenditures in accounts payable	$1.2	$0.5	$0.1

Revision of Cost of Sales Presentation — Prior periods have been revised to correct an immaterial presentation error in the Company’s historical financial statements by presenting cost of sales related to each separately presented net revenue line in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Recently Adopted Accounting Standards —In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280). This ASU is intended to improve financial reporting by providing additional disclosures regarding a company’s segment expenses and more detailed and timely segment information reporting throughout the fiscal period. The amendment requires companies to disclose, on an interim and annual basis, significant segment expenses that are regularly provided to the Chief Operating Decision Making (“CODM”), report an “other segment items” category which represents the difference between segment revenue less the significant expenses along with a description of composition, clarify if the CODM uses more than one measure of a segment’s profit or loss, and disclose the title and position of the CODM along with an explanation of how the CODM uses the reported measures. All annual disclosures required by Topic 280, Segment Reporting, will also be required for all interim periods. The amendment does not change how a company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. We adopted the ASU as of December 31, 2024. Refer to Note 7 — Segment Information.
Recently Issued Accounting Standards — In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires additional disclosures of specific expense categories in the notes of the financial statements on an annual and interim basis. ASU 2024-03 will become effective for us for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027 on a retrospective or prospective basis. We are in the process of evaluating the impact of future adoption of this standard on our consolidated financial statements.
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

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Note 3 — Accounts Receivable, net — The components of accounts receivable, net were as follows:

	December 31, 2024	December 31, 2023
Accounts receivable	$44.4	$32.2
Allowance for doubtful accounts	(0.5)	(0.6)
Accounts receivable, net	$43.9	$31.6
At December 31, 2024 and 2023, we had one customer with an accounts receivable balance that represented 33.5% and 16.9% of our accounts receivable balance, respectively.
Note 4 — Inventories — The components of inventories were as follows:

	December 31, 2024	December 31, 2023
Raw materials	$12.5	$11.5
Work-in-process	—	1.4
Finished goods	9.2	4.4
Inventories	$21.7	$17.3
Note 5 — Property, Plant, and Equipment, net — The following table details our property, plant, and equipment, net:

	December 31, 2024	December 31, 2023
Land	$2.4	$2.4
Buildings and improvements	12.5	12.3
Leasehold improvements	20.7	20.7
Machinery and equipment	39.6	30.9
Computer and office equipment	18.7	16.8
Converting machines	222.0	216.6
Total property, plant, and equipment	315.9	299.7
Accumulated depreciation	(178.3)	(157.6)
Property, plant, and equipment, net	$137.6	$142.1
We did not capitalize any interest in the periods presented. Depreciation expense recorded in cost of sales and depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$30.2	$35.8	$36.8
Depreciation and amortization expense	6.1	4.4	3.4
Total depreciation expense	$36.3	$40.2	$40.2

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Note 6 – Accrued Liabilities and Other — The components of accrued liabilities and other were as follows:

	December 31, 2024	December 31, 2023
Employee compensation	$4.7	$3.8
Taxes	7.9	2.5
Professional fees	2.2	3.3
Bonus	8.0	4.6
Interest	1.2	3.0
Warranty reserve	0.9	0.8
Amounts owed to customers	1.0	1.5
Other	2.6	2.6
Accrued liabilities and other	$28.5	$22.1
Note 7 — Segment Information
Our business is organized on a geographic basis. We have separate Managing Directors by region that are responsible for the day-to-day operations of our PPS business for North America, Europe, and Asia and our APS business is managed globally by a separate Managing Director. We have identified two operating segments, North America and Europe/Asia, based on geographical region. North America and Europe/Asia are also our reportable segments. The combination of these segments represent our total consolidated operations. The North America segment and Europe/Asia segments both generate revenue from our PPS, APS, and AS products and share similar types of customers, production, and distribution. The segments may, at times, be impacted differently by fluctuations in paper costs within the regions from which our paper supply is sourced. No production assets are shared between our reportable segments. The North America segment includes our corporate costs, which are primarily costs for global service functions. Allocation of costs and intercompany sales between our reportable segments are insignificant for the periods presented.
Our Chief Operating Decision Maker, or “CODM,” is Omar Asali, Chairman and Chief Executive officer. Mr. Asali is responsible for making decisions related to budgeting, the allocation of resources, and evaluating performance.
We define our measure of segment profit or loss as earnings before interest, taxes, depreciation and amortization, or “EBITDA.” EBITDA is the key measure used by our CODM to understand and evaluate our operating performance and trends. As we continue to focus on improving our leverage ratio and cash generation, adjusting for non-cash items, such as amortization and depreciation expense, is helpful to our CODM in evaluating the performance of the business. Performance metrics related to working capital, such as days sales outstanding and inventory turnover, are provided to our CODM in monitoring the cash management of the business but no asset balances are reported to or regularly reviewed by our CODM.
The following tables present segment operating results by reportable segment:

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)

	Year Ended December 31, 2024
	North America	Europe/Asia	Consolidated
Net product revenue	$138.3	$177.2	$315.5
Machine lease revenue	24.9	28.5	53.4
Net revenue	$163.2	$205.7	$368.9
Less:
Cost of sales excluding depreciation and amortization	97.2	101.7
Compensation expense(1)	50.3	52.7
Professional fees	9.0	3.9
Stock-based compensation	4.7	1.6
Other operating expense, net	4.8	0.8
Foreign currency (gain) loss	0.7	(2.3)
Other (income) expense, net(2)	(28.9)	8.0
Other segment items(3)	(3.3)	(2.2)
Segment profit	$28.7	$41.5	$70.2

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			30.2
Depreciation and amortization expense			35.1
Interest expense			28.6
Loss before income tax benefit			$(23.7)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $24.0 million, which eliminates between the segments on a consolidated basis. In addition, in North America, includes non-operating income comprised primarily of a $5.4 million gain on sale of patents, partially offset by a $0.4 million loss on investment in Pickle, and in Europe/Asia, includes non-operating income comprised primarily of a $16.1 million gain on the settlement of litigation.

(3) Includes labor and overhead allocation to cost of sales, refurbishment costs, information technology maintenance costs, amortization of cloud-based software, freight, travel, loss on debt extinguishment and other insignificant items.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)

	Year Ended December 31, 2023
	North America	Europe/Asia	Consolidated
Net product revenue	$113.9	$170.9	$284.8
Machine lease revenue	23.4	28.1	51.5
Net revenue	137.3	199.0	336.3
Less:
Cost of sales excluding depreciation and amortization	72.3	104.9
Compensation expense(1)	41.8	47.5
Professional fees	10.7	3.8
Stock-based compensation	(8.6)	(1.6)
Other operating expense, net	4.4	0.8
Foreign currency (gain) loss	0.6	(0.9)
Other (income) expense, net(2)	(18.8)	18.6
Other segment items(3)	(1.1)	(0.7)
Segment profit	$36.0	$26.6	$62.6

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			35.8
Depreciation and amortization expense			33.8
Interest expense			24.3
Loss before income tax benefit			$(31.3)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $18.8 million in addition to other insignificant non-operating items. The intersegment royalty charge eliminates between the segments on a consolidated basis.

(3) Includes labor and overhead allocation to cost of sales, refurbishment costs, information technology maintenance costs, amortization of cloud-based software, facility costs, travel, and other insignificant items.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)

	Year Ended December 31, 2022
	North America	Europe/Asia	Consolidated
Net product revenue	$111.0	$165.4	$276.4
Machine lease revenue	23.7	26.4	50.1
Net revenue	134.7	191.8	326.5
Less:
Cost of sales excluding depreciation and amortization	74.8	115.3
Compensation expense(1)	39.9	38.9
Professional fees	10.6	1.4
Stock-based compensation	13.4	4.9
Other operating expense, net	3.4	1.1
Foreign currency (gain) loss	(4.5)	2.3
Other (income) expense, net(2)	(21.5)	17.2
Other segment items(3)	—	(3.7)
Segment profit	$18.6	$14.4	$33.0

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			36.9
Depreciation and amortization expense			32.1
Interest expense			20.7
Loss before income tax benefit			$(56.7)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $17.2 million, which eliminates between the segments on a consolidated basis. In addition, in North America, includes a $3.9 million gain on our investment in Pickle.

(3) Includes labor and overhead allocation to cost of sales, refurbishment costs, information technology maintenance costs, amortization of cloud-based software, facility costs, travel, and other insignificant items.

The following tables present our long-lived assets and capital expenditures by segment:

	December 31, 2024	December 31, 2023
North America	$80.1	$87.5
Europe/Asia	78.4	78.3
Total long-lived assets	$158.5	$165.8

	Year Ended December 31,
	2024	2023	2022
North America	$12.9	$32.9	$23.3
Europe/Asia	20.2	22.4	21.5
Capital expenditures for property, plant, and equipment	$33.1	$55.3	$44.8
Note 8 — Contracts with Customers
Deferred Revenue and Contract Balances — Deferred revenue primarily represents contractual amounts received from customers that exceed revenue recognized for automation equipment sales. Our enforceable contractual obligations have

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
durations of less than one year and are included in current liabilities on the Consolidated Balance Sheets. The following table presents our contract assets and contract liabilities:

	December 31, 2024	December 31, 2023
Contract Assets	$2.1	$1.4
Contract Liabilities	$3.4	$2.0
The contract liability balance represents deferred revenue related to our automation contracts. Deferred revenue from our automation projects is recognized within twelve months.
During 2024, one customer comprised 10.2% of our net revenue. During 2023 and 2022, no customers exceeded 10% of net revenue.
Note 9 — Goodwill and Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment:

	North America	Europe /Asia	Total
Balance at December 31, 2022	$338.8	$107.9	$446.7
Currency translation	—	3.4	3.4
Balance at December 31, 2023	$338.8	$111.3	$450.1
Currency translation	—	(6.4)	(6.4)
Balance at December 31, 2024	$338.8	$104.9	$443.7
Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

		December 31, 2024
	Remaining Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	9	$192.5	$(71.5)	$121.0
Patented/unpatented technology	6	171.5	(86.7)	84.8
Intellectual property	6	0.5	(0.3)	0.2
Total definite-lived intangible assets	8	364.5	(158.5)	206.0
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$470.7	$(158.5)	$312.2

		December 31, 2023
	Remaining Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	10	$198.8	$(60.6)	$138.2
Patented/unpatented technology	7	171.7	(70.9)	100.8
Intellectual property	7	0.5	(0.3)	0.2
Total definite-lived intangible assets	9	371.0	(131.8)	239.2
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$477.2	$(131.8)	$345.4

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at December 31, 2024:

Year	Amount
2025	$28.3
2026	27.9
2027	27.7
2028	27.7
2029	24.3
Thereafter	70.1
$206.0
Amortization expense was $29.0 million, $29.4 million, and $28.8 million in 2024, 2023, and 2022, respectively.
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
During 2024, we invested $4.3 million in cash in exchange for preferred shares in Pickle and $0.5 million in the form of a convertible note. As a result of observable price changes, we recorded a $0.4 million unrealized loss in Pickle for the year ended December 31, 2024, which was recognized in other non-operating income, net in our Consolidated Statements of Operations and Comprehensive Income (Loss). There were no adjustments recognized in 2023. In 2022, we recorded an unrealized gain of $3.9 million, which was recorded in other non-operating income, net in our Consolidated Statements of Operations and Comprehensive Income (Loss), as a result of our additional $2.1 million investment in Pickle.
As of December 31, 2024, the carrying value of our investments in Pickle and Creapapaper were $13.8 million and $4.5 million, respectively.
Note 11 — Long-Term Debt
On December 19, 2024, the Company entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of December 31, 2024, was 8.85% and the effective interest rate was 9.30%.
At December 31, 2024 and 2023, our term debt had an estimated fair value of $410.5 million and $398.2 million, based on Level 2 inputs.
Proceeds from the 2024 Credit Agreement were used to repay amounts outstanding under the Company’s previously outstanding senior secured credit facilities. The Company recorded a loss on extinguishment of debt of $4.8 million, comprised primarily of the write-off of unamortized debt issuance costs.
As of December 31, 2024, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
reduce the amount available under the Revolving Facility. As of December 31, 2024, we had $1.2 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $48.8 million.
The Facilities provide the Company with the option to increase commitments under the Facilities in an aggregate amount not to exceed the greater of $85.0 million and 100% of Consolidated Adjusted EBITDA (as defined in the 2024 Credit Agreement), plus certain voluntary prepayments (and in the case of the Revolving Facility, to the extent such voluntary prepayments are accompanied by permanent commitment reductions under the Revolving Facility), plus unlimited amounts subject to the relevant net leverage ratio tests and certain other conditions.
The obligations of (i) Ranpak Corp. (the “U.S. Borrower”) under the 2024 Credit Facilities and certain of its obligations under hedging arrangements and cash management arrangements are guaranteed by Ranger Pledgor LLC (“Holdings”), a wholly owned subsidiary of Ranpak Holdings Corp., and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S.-organized restricted subsidiary of the U.S. Borrower (together with Holdings, the “ U.S. Guarantors”) and (ii) Ranpak B.V. (the “Dutch Borrower”) under the 2024 Credit Facilities are unconditionally guaranteed by the U.S. Borrower, the U.S. Guarantors and each existing and subsequently acquired or organized direct or indirect wholly-owned Dutch-organized restricted subsidiary of the U.S. Borrower (the “Dutch Guarantors”, and together with the U.S. Guarantors, the “Guarantors” or the “Borrowers”), in each case, other than certain excluded subsidiaries. The 2024 Credit Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that obligations of the U.S. Borrower and U.S. Guarantors under the 2024 Credit Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.
The Revolving Facility requires the Borrowers to maintain a maximum First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) at a level equal to 7.65:1.00. This “springing” financial covenant will be tested on the last day of each fiscal quarter, commencing with March 31, 2025, but only if on such date the sum of (i) the principal amount of outstanding revolving loans under the Revolving Facility and (ii) unreimbursed drawings on letters of credit under the Revolving Facility, net of certain unrestricted cash amounts, exceeds 40% of the total revolving commitments under the Revolving Facility.
The 2024 Credit Agreement also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Borrowers, their restricted subsidiaries, and where applicable, Holdings, to: (i) incur additional indebtedness, issued disqualified stock and make guarantees; (ii) incur liens on assets; (iii) engage in mergers or consolidations or fundamental changes or asset sales; (v) pay dividends and distributions or repurchase capital stock; (vii) make investments, loans and advances, including acquisitions; (viii) amend or otherwise alter organizational documents and other material agreements; (ix) enter into certain agreements that would restrict the ability to incur liens on assets or restrict our ability to pay dividends, make loans or transfer assets among the Company’s subsidiaries; (x) prepay, redeem or purchase certain junior indebtedness; and (xi) enter into sale-leaseback transactions. The aforementioned restrictions are subject to certain exceptions, including customary exceptions that grant the Borrower continued flexibility to operate and develop its businesses. The 2024 Credit Agreement also contains certain customary representations and warranties, events of default and affirmative covenants, including covenants governing transactions with affiliates and permitted activities of the direct parent holding company of the US Borrower other than passively holding the equity interest in the U.S. Borrower, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of December 31, 2024.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Long-term debt consisted of the following:

	December 31, 2024	December 31, 2023
Term Facility	$410.0	$—
First Lien Dollar Term Facility	—	250.0
First Lien Dollar Term Facility exit fees payable	—	2.5
First Lien Euro Term Facility	—	148.8
First Lien Euro Term Facility exit fees payable	—	1.5
Finance lease liabilities	4.3	1.9
Equipment financing	1.4	2.7
Deferred financing costs, net	(9.3)	(7.1)
Total debt	$406.4	$400.3
Less: current portion of long-term debt	(4.0)	(1.6)
Less: current portion of finance lease liabilities	(1.6)	(0.9)
Long-term debt	$400.8	$397.8
Maturities of the Term Facility at December 31, 2024 are as follows:

Year Ended	Amount
2025	$4.1
2026	4.1
2027	4.1
2028	4.1
2029	4.1
Thereafter	389.5
Total	$410.0
Deferred financing costs represent costs incurred in connection with the issuance or amendment of our debt agreements. Deferred financing costs are amortized over the terms of the related debt and recognized as a component of interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Deferred financing costs related to our term loans are included in long-term debt on the Consolidated Balance Sheets. Deferred financing costs related to our revolving facilities are included in other assets.
The following table presents deferred financing costs as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred financing costs included in debt	$9.3	$16.1
Accumulated amortization included in debt	—	(9.0)
Deferred financing costs related to term loans, net	9.3	7.1
Deferred financing costs included in prepaid and other current assets	0.2	0.3
Deferred financing costs included in noncurrent other assets	0.9	1.9
Accumulated amortization included in noncurrent other assets	—	(1.5)
Deferred financing costs related to revolving credit facility, net	1.1	0.7
Deferred financing costs, total	$10.4	$7.8

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
Cross Currency Swap Agreements
In November 2022, we entered into a fixed-to-fixed cross-currency rate swap contract between the Euro and U.S. dollar to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates and that we designated as a hedge and accounted for as a net investment hedge (the “November 2022 Swap”). At the spot exchange rate of 1.0205, we converted notional amounts of approximately $80.0 million at 5.84% for €78.4 million at 3.95%. In May 2024, we entered into a fixed-for-fixed cross currency swap in a transaction commonly referred to as a “blend-and-extend, ” whereby the November 2022 Swap was effectively terminated and voluntarily de-designated, and the modified swap (the “May 2024 Swap”) converted notional amounts of $80.0 million at 5.84% for €78.4 million at 4.54%. The May 2024 Swap is designated as a hedge and accounted for as a net investment hedge.
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
The following table summarizes the total fair values of derivative assets and liabilities (based on Level 2 inputs, as further discussed in Note 14 — Fair Value Measurement) and the respective classification in the Consolidated Balance Sheets as of December 31, 2024 and 2023:

		Assets (Liabilities)
	Balance Sheet Classification	December 31, 2024	December 31, 2023
Interest Rate Swap
Designated as cash flow hedge	Prepaid expenses and other current assets	$—	$3.2
Cross-Currency Swap
Designated as net investment hedge	Derivative instruments	$(1.3)	$(6.3)
The following table presents the effect of our derivative financial instruments on our Consolidated Statements of Operations and Comprehensive Income (Loss). The income effects of our derivative activities are reflected in interest (income) expense, net:

	Year Ended December 31,
	2024	2023	2022
Interest rate swap designated as cash flow hedge	$(4.0)	$(8.5)	$(0.1)
Cross-currency swap designated as net investment hedge, amounts excluded from effectiveness testing	$(0.1)	$1.3	$(1.2)

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Note 13 — Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is a separate line within the Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net loss. The components of accumulated other comprehensive income (loss) at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(12.8)	$—	$(12.8)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized gain on cross-currency swap	(1.3)	0.3	(1.0)
Total	$(4.1)	$(2.1)	$(6.2)

	December 31, 2023
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(3.6)	$—	$(3.6)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(6.3)	1.6	(4.7)
Total foreign currency translation	0.1	(0.8)	(0.7)
Unrealized gain on interest rate swaps	3.4	(0.6)	2.8
Total	$3.5	$(1.4)	$2.1
The following tables present the changes in accumulated other comprehensive income (loss) by component for 2024 and 2023:

	Year Ended December 31, 2024
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(0.7)	$2.8	$2.1
Other comprehensive income (loss) before reclassifications	(4.1)	1.8	(2.3)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	(4.0)	(4.1)
Tax effects	(1.3)	(0.6)	(1.9)
Ending balance	$(6.2)	$—	$(6.2)

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

Note 14 — Fair Value Measurement
The carrying values of our assets and liabilities, other than term debt and derivative instruments, approximate their fair values due to the short-term nature of these instruments as of December 31, 2024 and 2023.
Our derivative instruments, which at December 31, 2024 was comprised of a cross-currency swap, and at December 31, 2023 was comprised of an interest rate swap and a cross currency swap, are valued utilizing forward and spot prices for currencies and secured overnight financing rate (“SOFR”) forward curves, as applicable, which are considered Level 2 inputs.
We estimate the fair value of our strategic investments in unconsolidated affiliates when there is an observable price change. The estimated fair value of our strategic investments were calculated using valuation techniques that included both observable (Level 2) and unobservable (Level 3) inputs.
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of December 31, 2024 and 2023:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2024
Money market account	$40.9	$40.9	$—	$—
Term Facility	410.0	—	410.5	—
Cross-currency swap agreement	1.3	—	1.3	—
December 31, 2023
Money market account	$17.6	$17.6	$—	$—
Current and long-term debt	407.4	—	398.2	—
Interest rate swap agreements	3.2	—	3.2	—
Cross-currency swap agreement	6.3	—	6.3	—
Note 15 — Employee Benefit Plans
Defined Contribution Plan. We maintain a 401(k) defined contribution savings and retirement plan (the “Plan”) for substantially all of our U.S. employees. Subject to Internal Revenue Code limitations, an employee may elect to contribute an amount up to 25% of compensation during each plan year. The Plan provides for matching contributions of 50% of each employee’s voluntary contributions up to a maximum matching contribution of 3% of the employee’s compensation. The Plan also permits unmatched employee after-tax contributions subject to certain limitations. Total employer contributions made under the Plan were approximately $0.9 million, $0.6 million, and $0.5 million for 2024, 2023, and 2022, respectively.
Multiemployer Benefit Plan. We maintain and participate in multiemployer benefit plans in various European countries. The largest of these is the Corporate Pension Fund for Cardboard and Flexible Packaging Business (the “B.V. Plan”), a multiemployer benefit plan in the Netherlands, which provides retirement benefits to all Ranpak B.V. employees. In accordance with the collective labor agreements and Dutch laws, employee and employer contributions are paid to a third-

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
party retirement fund administrator. Per Dutch laws, the retirement plans are required to be fully funded. Employer contributions into these various European multiemployer plans were approximately $3.0 million, $3.5 million, and $1.2 million for 2024, 2023, and 2022, respectively.
Note 16 — Income Taxes
The components of earnings and loss before income tax expense (benefit) were as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$(32.0)	$(24.7)	$(40.0)
Foreign	8.3	(6.6)	(16.7)
Total	$(23.7)	$(31.3)	$(56.7)
The components of our income tax expense (benefit) were as follows:

	Year Ended December 31,
	2024	2023	2022
Current tax expense
Federal	$1.9	$1.1	$0.2
State	0.6	0.6	0.5
Foreign	2.2	—	3.7
Total current tax expense	4.7	1.7	4.4
Deferred tax expense (benefit)
Federal	(8.1)	(5.9)	(9.7)
State	(2.0)	(0.1)	(2.1)
Foreign	3.2	0.1	(7.9)
Total deferred tax benefit	(6.9)	(5.9)	(19.7)
Total income tax benefit	$(2.2)	$(4.2)	$(15.3)
The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax benefit at statutory rate	$(5.0)	$(6.6)	$(11.9)
U.S. state income taxes	(1.1)	0.3	(1.7)
Tax related to foreign activities	3.1	0.6	(0.9)
U.S. federal tax credits	(0.2)	(0.3)	(0.1)
Return to provision adjustments	—	(0.2)	(0.4)
Global Intangible Low-Taxed Income (GILTI)	0.3	—	—
Stock-based compensation windfall	0.3	1.0	(0.8)
Non-deductible compensation	0.2	—	0.2
Uncertain tax positions	(0.7)	—	0.1
Valuation allowance	0.7	0.9	—
Other, net	0.2	0.1	0.2
Income tax benefit	$(2.2)	$(4.2)	$(15.3)

Effective tax rate	9.4%	13.4%	27.3%

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future.
Deferred tax assets (liabilities) consisted of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets
Unrealized foreign currency exchange	$1.3	$1.6
Stock-based compensation	1.5	4.1
Net operating losses and credits	1.9	3.9
Derivative instruments	2.8	0.9
Non-deductible interest carryforward	18.6	14.2
Other	2.4	1.2
Total deferred tax assets	28.5	25.9
Valuation allowance	(1.7)	(1.7)
Deferred tax assets, net of valuation allowance	26.8	24.2
Deferred tax liabilities
Depreciation	(10.5)	(9.2)
Amortization	(75.5)	(84.1)
Unrealized foreign currency exchange	(1.6)	(1.2)
Other	(1.2)	(1.5)
Total deferred tax liabilities	(88.8)	(96.0)
Deferred tax liabilities, net before unrecognized tax benefits	(62.0)	(71.8)
Deferred tax impact of unrecognized tax benefits	—	0.2
Deferred tax liabilities, net after unrecognized tax benefits	$(62.0)	$(71.6)
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
As of December 31, 2024 and 2023, we had $0.3 million and $0.6 million, respectively, in federal net operating loss carryforwards that expire in 2033 through 2039; $0.2 million and $0.2 million, respectively, of tax benefits related to state net operating loss carryforwards, a portion of which expire in 2025 through 2044, with the remainder subject to an indefinite carryforward period; and $5.6 million and $12.6 million, respectively, of foreign net operating loss carryforwards, with an indefinite carryforward period. Management does not believe it is more likely than not that a portion of the foreign net operating losses will be utilized. In recognition of this risk, we have provided a valuation allowance at December 31, 2024 and 2023 of $1.7 million and $1.7 million, respectively, which was recorded through income tax expense.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2024 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2024, the amount of undistributed earnings and profits associated with indefinitely reinvested foreign earnings was approximately $80.5 million. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.
We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of December 31, 2024, tax years 2018 through 2024 are subject to examination by the tax authorities.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
The components of our unrecognized tax benefits, which would impact the effective tax rate if recognized, were as follows:

	Year Ended December 31,
	2024	2023	2022
Unrecognized income tax benefits at the beginning of the period	$2.0	$1.9	$1.8
Decreases related to current year tax positions	(0.8)	—	—
Increases related to current year tax positions	0.1	0.1	0.2
Foreign currency impact	—	—	(0.1)
Unrecognized income tax benefits at the end of the period	$1.3	$2.0	$1.9
As of December 31, 2024 and 2023, we had accrued interest and penalties of $0.6 million and $0.5 million. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included in accrued liabilities and other in the Consolidated Balance Sheets. As of each balance sheet date, we assess our uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.
Note 17 — Leases
We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from less than one year to 13 years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.
Supplemental balance sheet information related to leases was as follows:

	Classification	December 31, 2024	December 31, 2023
Lease assets
Operating lease right-of-use assets, net	Assets	$20.9	$23.7
Finance lease right of use assets, net	Property, plant, and equipment, net	4.1	1.9
Total lease assets		$25.0	$25.6
Lease liabilities
Operating lease liabilities, current	Current liabilities	$4.0	$3.8
Operating lease liabilities, non-current	Non-current liabilities	20.8	24.7
Finance lease liabilities, current	Current portion of long-term debt	1.6	0.9
Finance lease liabilities, non-current	Long-term debt	2.7	1.0
Total lease liabilities		$29.1	$30.4
The components of lease expense included in our Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating leases
Operating lease costs	$6.4	$5.3	$3.2
Variable lease costs	0.9	0.3	0.2
Short-term lease costs	0.6	0.2	—
Total operating lease costs	$7.9	$5.8	$3.4
Finance leases
Amortization of right-of-use asset	$1.7	$1.0	$0.8
Interest on finance lease liabilities	0.3	0.1	0.1
Total finance lease costs	$2.0	$1.1	$0.9

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Maturities of lease liabilities as of December 31, 2024 are as follows:

	Operating	Finance	Total
2025	$6.1	$2.0	$8.1
2026	4.6	1.7	6.3
2027	3.3	0.9	4.2
2028	2.9	0.1	3.0
2029	2.9	0.1	3.0
Thereafter	19.6	0.1	19.7
Total lease payments	39.4	4.9	44.3
Less lease interest	(14.6)	(0.6)	(15.2)
Total lease liabilities	$24.8	$4.3	$29.1
Additional information related to leases is presented as follows:

	December 31, 2024	December 31, 2023
Operating leases
Weighted average remaining lease term	10.0 years	10.3 years
Weighted average discount rate	10.0%	10.0%
Finance leases
Weighted average remaining lease term	2.8 years	2.4 years
Weighted average discount rate	9.6%	7.2%
Supplemental cash flow information related to leases is presented as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.4	$5.3	$3.0
Operating cash flows from finance leases	0.3	0.1	—
Financing cash flows from finance leases	1.4	1.1	0.9
Total cash paid	$8.1	$6.5	$3.9
Leased assets obtained in exchange for new operating lease liabilities	$0.5	$24.9	$1.8
Leased assets obtained in exchange for new finance lease liabilities	3.6	1.0	0.6
Right-of-use assets obtained in exchange for lease liabilities	$4.1	$25.9	$2.4
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

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Litigation
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these consolidated financial statements related to contingencies for 2024 and 2023.
In April 2024, we entered into a settlement agreement (“the Settlement Agreement”) with a competitor (the “Defendant”) in connection with a patent infringement action we filed against the Defendant regarding a patented feature on some of our machines. Pursuant to the Settlement Agreement, in April 2024, we received a cash payment in the amount of €15 million (approximately $16.1 million USD), and a second cash payment of €5 million (approximately $5.4 million USD) related to the sale of two patents, both of which were recorded in other non-operating income, net in our Consolidated Statements of Operations and Comprehensive Income (Loss). The patents sold were never used in a commercial product or arrangement and the combined carrying value at the time of sale was insignificant.
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
Note 19 — Stock-Based Compensation
The table below summarizes stock-based compensation expense:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense	$6.3	$(10.2)	$18.3
Tax effect on stock-based compensation	1.2	(2.5)	0.7
Stock-based compensation expense, net of tax	$5.1	$(7.7)	$19.0
As of December 31, 2024, there were approximately 6.5 million shares remaining for issuance under the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time).
2021 LTIP PRSUs — As appropriate, the Company evaluates both its long- and short-term operating plan, and, as part of that evaluation, the likelihood of attaining performance criteria related to management’s variable compensation arrangements. In 2023, management’s assessment of the Company’s attainment of certain performance metrics primarily related to the 2021 LTIP PRSUs resulted in a reduction in expense of approximately $19.5 million which was recorded to 2023 stock-based compensation expense, which is included within SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Director Stock Units — The Directors may elect to receive their quarterly retainer fees in the form of Class A common shares that are covered by an active shelf registration statement. The retainers are paid quarterly, in arrears in the form of cash or stock at the Director’s election, and vest upon issuance. These shares are priced at the closing price of the last business day of the calendar quarter. Additionally, Directors are granted an annual award of RSUs of $0.1 million on the date of the annual shareholder meeting. The number of RSUs is determined by the closing price of our stock on that date. These RSUs vest at the earlier of the (i) anniversary of the grant date or (ii) the following annual shareholder meeting. As

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
of December 31, 2024, there were 109,375 outstanding director stock units with a weighted average grant date fair value of $6.40 outstanding and expected to vest. Director stock units are included in the RSUs in the table below.
Activity related to our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,165,501	$5.62	3,289,213	$16.44
Granted	1,177,873	$5.60	644,582	$4.52
Released	(457,746)	$5.51	(274,629)	$15.87
Forfeited	(97,171)	$6.23	(1,681,652)	$13.05
Outstanding at December 31, 2024	1,788,457	$5.60	1,977,514	$15.51
The total fair value of awards vested during the years ended December 31, 2024, 2023, and 2022 was $6.9 million, $4.0 million and $15.1 million, respectively. The weighted average fair value of awards granted during the years ended December 31, 2024, 2023, and 2022 was $5.22, $5.77, and $20.19, respectively. We measure the fair value of grants of performance share units and restricted stock units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants.
As of December 31, 2024, unrecognized compensation cost related to RSUs and PRSUs was $5.4 million and $1.7 million, which we expect to recognize over a weighted average remaining period of 1.0 year and 1.5 years, respectively. The aggregate intrinsic value of outstanding RSUs and PRSUs as of December 31, 2024 was $12.3 million and $13.6 million, respectively, based on the closing price of the Company’s common stock on December 31, 2024.
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
On December 30, 2024, all of the outstanding 2,921,099 shares of Class C common stock were converted by the holder on a 1:1 basis into 2,921,099 shares of Class A common stock, consistent with the original terms of the Class C stock, and there are no shares of Class C common stock outstanding as of December 31, 2024.
Preferred Shares — Our charter authorizes 1.0 million shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series. The Directors are authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Directors are able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of December 31, 2024, we had no preferred stock outstanding.
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
As of December 31, 2024, we have not issued any instruments that were considered to be participating securities. Weighted average shares of Class A and Class C common stock have been combined in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights. The following tables set forth the computation of our loss per share:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(21.5)	$(27.1)	$(41.4)
Net loss attributable to common stockholders for basic and diluted EPS	$(21.5)	$(27.1)	$(41.4)
Denominator:
Basic and diluted weighted average common shares outstanding	83,059,187	82,374,605	81,877,334
Two-class method:
Basic and diluted loss per share	$(0.26)	$(0.33)	$(0.51)
Class A Common Stock:
Basic and diluted weighted average common shares outstanding	80,150,060	79,453,506	78,956,235
Proportionate share of net loss	$(20.7)	$(26.1)	$(39.9)
Basic and diluted loss per share	$(0.26)	$(0.33)	$(0.51)
Class C Common Stock:
Basic and diluted weighted average common shares outstanding	2,909,127	2,921,099	2,921,099
Proportionate share of net loss	$(0.8)	$(1.0)	$(1.5)
Basic and diluted loss per share	$(0.26)	$(0.34)	$(0.51)
The number of dilutive shares for 2024 was insignificant and would not have been factored into the determination of diluted EPS as we are in a loss position. The dilutive effect of 0.6 million, and 0.8 million shares in 2023, and 2022, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. In addition, 2.2 million, 1.3 million, and 3.1 million shares issuable subject to RSUs and PRSUs were not included in the computation of diluted shares outstanding for the years ended December 31, 2024, 2023, and 2022, respectively, because the effect would be anti-dilutive or because milestones were not yet achieved for awards contingent on the achievement of performance milestones.
Note 22 — Transactions with Related Parties
In 2019, the Company entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to the Company. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires the Company to indemnify the Sponsor in connection with the services provided by the Sponsor to the Company. Total fees under the

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Shares Services Agreement amounted to approximately $0.2 million, $0.3 million, and $0.3 million for 2024, 2023, and 2022, respectively.
Note 23 — Subsequent Events
We have evaluated for subsequent events and have concluded no subsequent events have occurred that require disclosure, except for those referenced below.
Amazon Warrant Transaction
On January 28, 2025, Ranpak Holdings Corp. (“Ranpak” or the “Company”) and Amazon.com, Inc. (“Parent”) entered into a Transaction Agreement (the “Transaction Agreement”), under which, among other things, Ranpak agreed to issue to a wholly-owned affiliate of Parent (the “Warrantholder”) a warrant (the “Warrant”) to acquire up to 18,716,456 shares (the “Warrant Shares”) of the Company’s common stock (“Common Stock”) at an exercise price of $6.8308 per share, and on the terms and conditions set forth in the Warrant. 1,871,646 Warrant Shares vested on the date of the Transaction Agreement. The remainder of the Warrant Shares are subject to vesting over time based on payments made by Parent or on Parent’s behalf under the current and any possible future commercial agreement with the Company, with all Warrant Shares vesting upon an aggregate spend of $400 million.
The total fair value of the Warrant Shares on the grant date was $60.5 million, based on a grant date fair value of $3.23 per warrant share.

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
Our management, under the supervision and with the participation of our CEO (our principal executive officer) and CFO (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our CEO and CFO have each concluded that such disclosure controls and procedures were not effective as of December 31, 2024, because of material weaknesses in internal control over financial reporting described below.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management, under the supervision and with the participation of our CEO and CFO, and under the oversight of the Audit Committee, assessed the Company’s internal control over financial reporting as of December 31, 2024, based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management, including our CEO and CFO, concluded that, as of December 31, 2024, our internal control over financial reporting was not effective because of the material weaknesses described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2024:
–The Company did not effectively design, implement, or operate process-level control activities related to its automation and machine lease revenue processes, its accounting for existence of and depreciation expense for its converting machines, income taxes, and its manual journal entry process.
These material weaknesses were primarily due to an ineffective control environment that resulted in ineffective risk assessment, information and communication and monitoring activities. Specifically:

–The Company did not have a sufficient number of trained resources with expertise in and responsibility and accountability for the design, implementation, operation and documentation of internal control over financial reporting
–The Company did not have an effective risk assessment process related to internal control over financial reporting that defined clear financial reporting objectives and evaluated risks, including risks resulting from changes in the external environment and business operations and potential fraud, at a sufficient level of detail to identify certain relevant risks of material misstatement to the consolidated financial statements.
–The Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting.
–The Company did not have effective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.
The Company’s independent registered public accounting firm, KPMG LLP (“KPMG”), who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG’s report appears beginning on page 86 of this Annual Report on Form 10-K.
Remediation Activities
Management with oversight from the Audit Committee of the Board of Directors, continued to implement a remediation plan to address the material weaknesses identified in 2023. The deficiencies are not considered remediated until the applicable controls operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company made progress during 2024 in its remediation of the material weaknesses described in the 2023 10-K, as further described below:
–The Company determined that the general information technology controls (“GITCs”) were effective that support the consistent operation of the Company’s information technology (“IT”) systems, including its enterprise resource planning system which was implemented in January 2022. As a result, the Company was able to place reliance on automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from those IT systems.
–The Company effectively designed process-level control activities related to its financial reporting processes, except for its automation and machine lease revenue processes, accounting for existence of and depreciation expense for its converting machines, income taxes, and its manual journal entry process.
The Company implemented the following changes during 2024 that contributed to the remediation of certain of the material weaknesses that were present at December 31, 2023:
–Evaluated and hired as appropriate, personnel for key positions within our technology, accounting, business operations and other support functions with appropriate qualified experience and ERP knowledge to enhance our risk assessment processes and internal control capabilities, allow for appropriate segregation of duties and change management, and provide appropriate oversight and reviews. While the Company has made significant progress to hire and train new qualified personnel during 2024 to remediate certain of the material weaknesses that were present at December 31, 2023, the Company is still evaluating the need for additional training for existing personnel and for incremental qualified personnel to fully address the remediation of the remaining material weaknesses
–Implemented user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties as well as controls supporting change management related to IT systems
–Provided additional training and education programs for personnel responsible for the performance of key business processes throughout the Company to facilitate their understanding of the risks being addressed by the controls they are performing as well as educate them in the documentation requirements of the internal control framework.
–Effectively communicated relevant information about roles and responsibilities to existing and new control owners related to internal control over financial reporting
–The Company engaged third-party specialists to assist with process mapping and design internal control processes
In 2025, we expect to continue our internal control over financial reporting remediation efforts related to our automation and machine lease revenue processes, existence of and depreciation for our converting machines, income taxes, and our manual journal entry process. Management has and will continue with the following activities to enhance its internal control over financial reporting:
–Performing continuous risk assessment to identify and assess risks of material misstatement and ensure that the impacted financial reporting processes and related internal controls are properly designed and implemented, including information used in controls, to respond to those risks in our financial reporting processes
–Implementation of policies and procedures to improve our monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action
Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate the material weaknesses described above. We may discover additional material weaknesses that require additional time and resources to remediate, and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.
Changes in Internal Control over Financial Reporting
The Company has implemented changes to its internal control over financial reporting to remediate certain of the material weaknesses that were present as of December 31, 2023 . Except for these changes, which are summarized above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Ranpak Holdings Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Ranpak Holdings Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 17, 2025 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to the automation and machine lease revenue processes, the accounting for existence of and depreciation expense for converting machines, income taxes, and the manual journal entry process. The process level material weaknesses were caused by an ineffective control environment that resulted in ineffective risk assessment, information and communication, and monitoring activities, and have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
March 17, 2025
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is set forth under the headings “Corporate Governance,” “Directors,” “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” and “Delinquent Section 16(a) Reports,” in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1)Consolidated Financial Statements – See “Index to Consolidated Financial Statements” at “Item 8. Consolidated Financial Statements and Supplementary Data” herein.
2)Exhibits – The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.
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

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.3
Warrant to Purchase Common Stock of Ranpak Holdings Corp. by and between Ranpak Holdings Corp. and Amazon.com NV Investment Holdings LLC, dated as of January 28, 2025 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 29, 2025)

10.1
Second Amendment, dated May 13, 2019, to the Securities Subscription Agreement, dated July 18, 2017, as amended on December 1, 2017, by and between One Madison Corporation and One Madison Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.2
Consent of Holders of Class B Shares, dated May 13, 2019, among certain holders of Class B Shares (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.4
Offer Letter Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Omar Asali (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.5
Offer Letter Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Michael A. Jones (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.6*	Form of Performance Restricted Stock Unit Award Agreement

10.7	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.8	Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (No. 333-233154), filed with the SEC on August 8, 2019)

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

10.12*	Form of Time-Vesting Restricted Stock Unit Agreement

10.13
Amended and Restated Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.14
Form of Long-Term Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.15
Separation and Release of Claims Agreement by and between the Company and Michael A. Jones dated November 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on November 29, 2022)

10.16
First Lien Credit Agreement, dated December 19, 2024, among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC, the financial institutions from time to time party thereto and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 19, 2024)

10.17
Transaction Agreement, by and between Ranpak Holdings Corp. and Amazon.com, Inc., dated as of January 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 29, 2025)

19.1*	Insider Trading Policy (As Amended May 2, 2023)

21.1*	List of Subsidiaries of Ranpak Holdings Corp.

23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP

24.1*	Power of Attorney (included on Signatures page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents*

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________________________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ranpak Holdings Corp.

Date:	March 17, 2025	By:	/s/ William Drew
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

Name	Title	Date

/s/ Omar M. Asali	Chairman and Chief Executive Officer	March 17, 2025
Omar M. Asali	(principal executive officer)

/s/ William Drew	Executive Vice President and Chief Financial Officer	March 17, 2025
William Drew	(principal financial and accounting officer)

/s/ Thomas F. Corley	Director	March 17, 2025
Thomas F. Corley

/s/ Victoria L. Dolan	Director	March 17, 2025
Victoria L. Dolan

/s/ Pamela El	Director	March 17, 2025
Pamela El

/s/ Michael Gliedman	Director	March 17, 2025
Michael Gliedman

/s/ Michael A. Jones	Director	March 17, 2025
Michael A. Jones

/s/ Robert C. King	Director	March 17, 2025
Robert C. King

/s/ Salil Seshadri	Director	March 17, 2025
Salil Seshadri

/s/ Alicia Tranen	Director	March 17, 2025
Alicia Tranen

/s/ Kurt Zumwalt	Director	March 17, 2025
Kurt Zumwalt