Form 10-Q
period 2025-03-31
Ranpak Holdings Corp.
filed 2025-05-06
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 84,233,144 of its Class A common shares, $0.0001 par value per share, outstanding.

1

Ranpak Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2025
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements
Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 and 2024

Unaudited Condensed Consolidated Balance Sheets – March 31, 2025 and December 31, 2024

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2025 and 2024

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(in millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net product revenue	$77.6	$72.5
Machine lease revenue	13.6	12.8
Net revenue	91.2	85.3
Cost of product sales	54.8	45.7
Cost of leased machines	5.5	7.3
Gross profit	30.9	32.3
Selling, general and administrative expenses	28.9	27.9
Depreciation and amortization expense	9.0	8.4
Other operating expense, net	1.0	0.8
Loss from operations	(8.0)	(4.8)
Interest expense	8.7	6.2
Foreign currency gain	(2.6)	(1.4)
Loss before income tax benefit	(14.1)	(9.6)
Income tax benefit	(3.2)	(1.5)
Net loss	$(10.9)	$(8.1)

Basic and diluted loss per share	$(0.13)	$(0.10)

Weighted average number of shares outstanding – basic and diluted	83,697,897	82,682,308

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(2.6)	$(2.1)
Interest rate swap adjustments	—	(2.6)
Cross currency swap adjustments	(0.6)	—
Total other comprehensive income (loss), before tax	(3.2)	(4.7)
Provision (benefit) for income taxes related to other comprehensive income (loss)	(2.4)	0.1
Total other comprehensive income (loss), net of tax	(0.8)	(4.8)
Comprehensive loss, net of tax	$(11.7)	$(12.9)
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$65.5	$76.1
Accounts receivable, net	43.0	43.9
Inventories	35.3	21.7
Income tax receivable	2.9	1.8
Prepaid expenses and other current assets	9.8	7.7
Total current assets	156.5	151.2
Property, plant and equipment, net	140.4	137.6
Operating lease right-of-use assets, net	21.6	20.9
Goodwill	448.0	443.7
Intangible assets, net	307.7	312.2
Deferred tax assets	0.1	0.1
Other assets	45.2	38.5
Total assets	$1,119.5	$1,104.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$37.1	$26.9
Accrued liabilities and other	37.5	28.5
Current portion of long-term debt	5.7	5.6
Operating lease liabilities, current	4.1	4.0
Deferred revenue	3.3	3.4
Total current liabilities	87.7	68.4
Long-term debt	399.5	400.8
Deferred tax liabilities	59.3	62.0
Derivative instruments	6.1	1.3
Operating lease liabilities, non-current	21.5	20.8
Other liabilities	1.3	2.8
Total liabilities	575.4	556.1
Commitments and contingencies – Note 13
Shareholders’ equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; shares issued and outstanding: 84,222,329 and 83,267,367 at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	707.3	699.6
Accumulated deficit	(156.2)	(145.3)
Accumulated other comprehensive loss	(7.0)	(6.2)
Total shareholders’ equity	544.1	548.1
Total liabilities and shareholders’ equity	$1,119.5	$1,104.2
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A
	Shares	Amount
Balance at December 31, 2024	83,267,367	$—	$699.6	$(145.3)	$(6.2)	$548.1
Stock-based awards vested and distributed	943,902	—	(1.2)	—	—	(1.2)
Director shares issued	11,060	—	—	—	—	—
Amortization of restricted stock units	—	—	2.1	—	—	2.1
Initial vesting of common stock warrants	—	—	6.0	—	—	6.0
Provision for common stock warrants	—	—	0.8	—	—	0.8
Net loss	—	—	—	(10.9)	—	(10.9)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance at March 31, 2025	84,222,329	$—	$707.3	$(156.2)	$(7.0)	$544.1

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	79,684,170	$—	2,921,099	$—	$693.7	$(123.8)	$2.1	$572.0
Stock-based awards vested and distributed	353,622	—	—	—	(0.4)	—	—	(0.4)
Director shares issued	16,110	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	(8.1)	—	(8.1)
Other comprehensive income	—	—	—	—	—	—	(4.8)	(4.8)
Balance at March 31, 2024	80,053,902	$—	2,921,099	$—	$694.6	$(131.9)	$(2.7)	$560.0
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(10.9)	$(8.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15.1	18.8
Amortization of deferred financing costs	0.3	0.7
Loss on disposal of property, plant, and equipment	—	0.4
Deferred income taxes	(1.1)	0.2
Amortization of initial value of interest rate swap	—	(0.7)
Foreign currency gain	(2.6)	(1.4)
Stock-based compensation expense	2.1	1.3
Provision for common stock warrants	0.8	—
Amortization of cloud-based software implementation costs	0.9	0.9
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2.3	(2.3)
Increase in inventories	(13.3)	(2.2)
Increase in income tax receivable	(1.1)	(3.9)
Increase in prepaid expenses and other current assets	(2.4)	(0.9)
Increase in accounts payable	8.9	3.4
Increase in accrued liabilities and other	1.6	1.3
Change in other assets and liabilities	(1.9)	(2.3)
Net cash provided by (used in) operating activities	(1.3)	5.2
Cash Flows from Investing Activities
Purchases of converter equipment	(7.3)	(7.5)
Purchases of other property, plant, and equipment	(0.2)	(2.3)
Cash paid for strategic investments	—	(0.5)
Net cash used in investing activities	(7.5)	(10.3)
Cash Flows from Financing Activities
Principal payments on term loans	(1.0)	(0.4)
Payments on equipment financing	(0.1)	(0.2)
Payments on finance lease liabilities	(0.5)	(0.3)
Tax payments for withholdings on stock-based awards distributed	(1.2)	(0.4)
Net cash used in financing activities	(2.8)	(1.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	(0.5)
Net Decrease in Cash and Cash Equivalents	(10.6)	(6.9)
Cash and Cash Equivalents, beginning of period	76.1	62.0
Cash and Cash Equivalents, end of period	$65.5	$55.1
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
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2024, 2023, and 2022, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 10-K”). The three months ended March 31, 2025 may be further referred to herein as the “first quarter of 2025.” The three months ended March 31, 2024 may be further referred to herein as the “first quarter of 2024.”
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
Foreign Currency — The Company is subject to currency translation exposure because the operations of its subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in foreign currency (gains) losses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period-end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
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

We have forms of variable consideration present in our contracts with customers, including rebates on volume and other discounts. Charges for rebates and other allowances were approximately 11% and 12% of net revenue in the three months ended March 31, 2025 and 2024, respectively. For all contracts that contain a form of variable consideration, we estimate at contract inception, and periodically throughout the term of the contract, what volume of goods and/or services the customer will purchase in a given period and determine how much consideration is payable to the customer or how much consideration we would be able to recover from the customer based on the structure of the type of variable consideration, using either the expected value method or the most likely amount method. In most cases, the variable consideration in contracts with customers results in amounts payable to the customer by the Company. We adjust the contract transaction price based on any changes in estimates each reporting period and perform an inception to date cumulative adjustment to the amount of revenue previously recognized. We include in the transaction price some or all of an amount of variable consideration estimated to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

We recognize incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset that otherwise would have been recognized is one year or less. For example, we generally expense sales commissions when incurred because the contract term is less than one year. These costs are recorded within selling, general and administrative (“SG&A”) expenses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We elected to account for shipping and handling costs as fulfillment activities.

Sales, value-added, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of March 31, 2025, there were no indicators to suggest that it is more likely than not that the fair value of our reporting units and indefinite-lived assets were below their carrying values.
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
In December 31, 2024, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require us to provide a tabular rate reconciliation that reconciles income tax attributable to continuing operations to the statutory federal income tax applied to our pre-tax income from continuing operations, including the nature and amount of significant reconciling items, and will require disclosure of additional disaggregated information on income taxes paid. ASU 2023-09 will become effective for us for annual periods beginning after December 15, 2024. Early adoption is permitted. We are in the process of evaluating the impact of future adoption of this standard on our consolidated financial statements.
Note 3 — Supplemental Balance Sheet Data and Cash Flow Information
Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market account, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market account was approximately $39.0 million and $40.9 million at March 31, 2025 and December 31, 2024, respectively. The fair value of our money market account is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Accounts Receivable, net — The components of accounts receivable, net were as follows:

	March 31, 2025	December 31, 2024
Accounts receivable	$43.6	$44.4
Allowance for doubtful accounts	(0.6)	(0.5)
Accounts receivable, net	$43.0	$43.9
One customer’s accounts receivable balance represented 26.7% and 33.5% of our accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively.
Inventories — The components of inventories were as follows:

	March 31, 2025	December 31, 2024
Raw materials	$17.5	$12.5
Work-in-process	3.4	—
Finished goods	14.4	9.2
Inventories	$35.3	$21.7
Property, Plant, and Equipment, net — The following table details our property, plant, and equipment, net:

	March 31, 2025	December 31, 2024
Land	$2.4	$2.4
Buildings and improvements	12.7	12.5
Leasehold improvements	21.4	20.7
Machinery and equipment	40.3	39.6
Computer and office equipment	19.1	18.7
Converting machines	232.1	222.0
Total property, plant, and equipment	328.0	315.9
Accumulated depreciation	(187.6)	(178.3)
Property, plant, and equipment, net	$140.4	$137.6
We did not capitalize any interest in the periods presented. Depreciation expense recorded in cost of sales and depreciation and amortization in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Three Months Ended March 31,
	2025	2024
Cost of sales	$6.1	$10.4
Depreciation and amortization expense	1.7	1.2
Total depreciation expense	$7.8	$11.6

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	March 31, 2025	December 31, 2024
Employee compensation	$8.3	$4.7
Taxes	10.7	7.9
Professional fees	3.5	2.2
Bonus	3.4	8.0
Interest	0.1	1.2
Warranty reserve	0.8	0.9
Amounts owed to customers	0.3	1.0
Current portion of cross currency swaps	6.5	—
Other	3.9	2.6
Accrued liabilities and other	$37.5	$28.5
Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Interest paid	$10.3	$6.0
Income taxes paid	$—	$0.4
Non-cash investing activities
Capital expenditures in accounts payable	$2.1	$0.6
Note 4 — Segment Information
Our business is organized on a geographic basis. We have identified two operating segments, North America and Europe/Asia, based on geographical region. North America and Europe/Asia are also our reportable segments. The combination of these segments represent our total consolidated operations. Our measure of segment profit or loss is earnings before interest, taxes, depreciation and amortization, or “EBITDA.”
The following tables present segment operating results by reportable segment:

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Three Months Ended March 31, 2025
	North America	Europe/Asia	Consolidated
Net product revenue	$36.2	$41.4	$77.6
Machine lease revenue	6.4	7.2	13.6
Net revenue	42.6	48.6	91.2
Less:
Cost of sales excluding depreciation and amortization	28.2	26.0
Compensation expense(1)	13.3	13.1
Professional fees	2.1	0.9
Stock-based compensation	1.6	0.5
Other operating expense, net	1.0	—
Foreign currency gain	(2.2)	(0.4)
Other (income) expense, net(2)	(5.2)	5.2
Other segment items(3)	(1.3)	(1.3)
Segment profit	$5.1	$4.6	$9.7

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			6.1
Depreciation and amortization expense			9.0
Interest expense			8.7
Loss before income tax benefit			$(14.1)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $5.2 million, which eliminates between the segments on a consolidated basis.
(3) Includes labor and overhead allocation to cost of sales, information technology maintenance costs, amortization of cloud-based software, travel, and other insignificant items.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Three Months Ended March 31, 2024
	North America	Europe/Asia	Consolidated
Net product revenue	$26.2	$46.3	$72.5
Machine lease revenue	5.7	7.1	12.8
Net revenue	31.9	53.4	85.3
Less:
Cost of sales excluding depreciation and amortization	17.0	25.6
Compensation expense(1)	12.2	13.3
Professional fees	2.5	1.0
Stock-based compensation	0.9	0.4
Other operating (income) expense, net	0.9	(0.1)
Foreign currency gain	—	(1.4)
Other (income) expense, net(2)	(3.6)	3.6
Other segment items(3)	(1.5)	(0.9)
Segment profit	$3.5	$11.9	$15.4

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			10.4
Depreciation and amortization expense			8.4
Interest expense			6.2
Loss before income tax benefit			$(9.6)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $3.6 million, which eliminates between the segments on a consolidated basis.
(3) Includes labor and overhead allocation to cost of sales, information technology maintenance costs, amortization of cloud-based software, travel, and other insignificant items.
The following table presents our long-lived assets by segment:

	March 31, 2025	December 31, 2024
North America	$79.4	$80.1
Europe/Asia	82.6	78.4
Total long-lived assets	$162.0	$158.5
The following table presents our capital expenditures by segment:

	Three Months Ended March 31,
	2025	2024
North America	$3.0	$5.3
Europe/Asia	4.5	4.5
Capital expenditures for property, plant, and equipment	$7.5	$9.8

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Note 5 — Contracts with Customers
During the three months ended March 31, 2025, one customer comprised 10.5% of our total net revenue. During the three months ended March 31, 2024, no customers exceeded 10% of net revenue.
Warrant Agreement with a Customer — On January 28, 2025, the Company entered into an equity agreement with a customer for the grant of non-voting common stock warrants that vest based on aggregate payments received on the sale of goods and services. In accordance with ASC 606, the Company considers the fair value of the warrants as consideration paid to the customer, which is recorded as a reduction of revenue ratably over the term of the agreement based on sales under the agreement. On January 28, 2025 the Company recorded an asset of $6.0 million related to warrants that immediately vested under the agreement, of which $5.5 million was recorded in Other assets on the Unaudited Condensed Consolidated Balance Sheets. The Company recognized reductions to revenue of $0.1 million from the warrant asset balance during the three months ended March 31, 2025 under this agreement. See additional discussion in Note 17.
Automation Product Sales Deferred revenue and Contract balances — Deferred revenue primarily represents contractual amounts received from customers that exceed revenue recognized for automation product sales. Our enforceable contractual obligations related to automation product sales have durations of less than one year and are included in current liabilities on the Unaudited Condensed Consolidated Balance Sheets, as it is expected to be recognized within twelve months. The following table presents our contract assets and contract liabilities related to automation product sales:

	March 31, 2025	December 31, 2024
Contract Assets	$2.3	$2.1
Contract Liabilities	$3.3	$3.4
Note 6 — Goodwill and Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment:

	North America	Europe/Asia	Total
Balance at December 31, 2024	$338.8	$104.9	$443.7
Currency translation	—	4.3	4.3
Balance at March 31, 2025	$338.8	$109.2	$448.0
Intangible Assets, net
Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	March 31, 2025
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	9	$196.7	$(76.3)	$120.4
Patented/unpatented technology	6	171.6	(90.7)	80.9
Intellectual property	6	0.5	(0.3)	0.2
Total definite-lived intangible assets	8	368.8	(167.3)	201.5
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$475.0	$(167.3)	$307.7

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	December 31, 2024
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	9	$192.5	$(71.5)	$121.0
Patented/unpatented technology	6	171.5	(86.7)	84.8
Intellectual property	6	0.5	(0.3)	0.2
Total definite-lived intangible assets	8	364.5	(158.5)	206.0
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$470.7	$(158.5)	$312.2
The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at March 31, 2025:

Year	Amount
2025 (Remaining nine months)	$21.4
2026	28.1
2027	28.0
2028	28.0
2029	24.6
Thereafter	71.4
$201.5
Amortization expense was $7.3 million and $7.2 million in the first quarter of 2025 and 2024, respectively.
Note 7 — Long-Term Debt
On December 19, 2024, the Company entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of March 31, 2025 and December 31, 2024 was 8.85% and the effective interest rate was 9.30%.
As of March 31, 2025, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of March 31, 2025, we had $1.7 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $48.3 million.
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
The 2024 Credit Agreement also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Borrowers, their restricted subsidiaries, and where applicable, Holdings, to: (i) incur additional indebtedness, issued disqualified stock and make guarantees; (ii) incur liens on assets; (iii) engage in mergers or consolidations or fundamental changes or asset sales; (v) pay dividends and distributions or repurchase capital stock; (vii) make investments, loans and advances, including acquisitions; (viii) amend or otherwise alter organizational documents and other material agreements; (ix) enter into certain agreements that would restrict the ability to incur liens on assets or restrict our ability to pay dividends, make loans or transfer assets among the Company’s subsidiaries; (x) prepay, redeem or purchase certain junior indebtedness; and (xi) enter into sale-leaseback transactions. The aforementioned restrictions are subject to certain exceptions, including customary exceptions that grant the Borrower continued flexibility to operate and develop its businesses. The 2024 Credit Agreement also contains certain customary representations and warranties, events of default and affirmative covenants, including covenants governing transactions with affiliates and permitted activities of the direct parent holding company of the US Borrower other than passively holding the equity interest in the U.S. Borrower, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of March 31, 2025.
Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
Term Facility	$409.0	$410.0
Finance lease liabilities	4.1	4.3
Equipment financing	1.2	1.4
Deferred financing costs, net	(9.1)	(9.3)
Total debt	405.2	406.4
Less: current portion of long-term debt	(4.0)	(4.0)
Less: current portion of finance lease liabilities	(1.7)	(1.6)
Long-term debt	$399.5	$400.8
Deferred financing costs represent costs incurred in connection with the issuance or amendment of our debt agreements, and are amortized over the terms of the related debt and recognized as a component of interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Deferred financing costs related to our term loans are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets. Deferred financing costs related to our revolving facilities are included in other assets.
Note 8 — Derivative Instruments
We use derivatives as part of the normal business operations to manage our exposure to fluctuations in foreign currency rates on USD denominated debt held by subsidiaries with a functional currency other than USD and fluctuations in foreign currency translation associated with our global business presence.
Net Investment Hedges
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
On January 15, 2025, we entered into a variable-for-variable cross currency swap contract between the Euro and U.S. Dollar to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, with notional amounts of approximately $80.0 million and €77.9 million, respectively, and that we designated as a hedge and accounted for as a net investment hedge (the “January 2025 Swap”). The January 2025 swap is settled monthly at floating rates based on SOFR plus 4.5% and EURIBOR plus 4.69%, respectively, on the first of every month. The January 2025 swap is designated as a hedge and accounted for as a net investment hedge.
The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period, with changes in fair value recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss). Components of the May 2024 Swap and the January 2025 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of these swaps to maturity on June 1, 2025 and February 1, 2028, respectively.
Fair Value Hedge
On January 24, 2025, we entered into a variable-to-variable cross-currency swap contract to reduce the effects of changes in foreign currency from Euro to U.S. Dollar on the portion of the term loan held by the Dutch Borrower. The cross-currency swap contract has notional amounts of $50.0 million and €47.8 million. The swap is settled monthly at floating rates based on SOFR plus 4.5% and EURIBOR plus 4.69%, respectively. We apply fair value hedge accounting and we consider market factors other than the change in the spot exchange rate on the notional amount of the swap to be excluded components.
The foreign currency gains and losses on the portion of the term loan held by the Dutch Borrower are driven by changes in foreign exchange rates and are economically partly offset by movements in the fair value of our cross-currency swap contracts. Fair value of the swap is calculated each period, with the impact of changes in foreign currency spot rates on the cross-currency swap notional amount reported in foreign currency (gain)/loss each period, while all other changes are reported in other comprehensive income. The components of the swap that are excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of the swap to maturity on February 1, 2028.
The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10 — Fair Value Measurement:

		Assets (Liabilities)
	Balance Sheet Classification	March 31, 2025	December 31, 2024
Cross-Currency Swaps
Designated as fair value hedge	Accrued liabilities and other	$(0.7)	$—
Designated as net investment hedges	Accrued liabilities and other	$(5.8)	$—
Designated as fair value hedge	Derivative instruments	$(1.6)	$—
Designated as net investment hedges	Derivative instruments	$(4.5)	$(1.3)

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table presents the effect of our derivative financial instruments on our Unaudited Condensed Consolidated Statements of Operations. The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended March 31,
	2025	2024
Interest rate swap designated as cash flow hedge	$—	$(2.4)
Cross-currency swaps designated as net investment hedges, amounts excluded from effectiveness testing	$(0.4)	$0.4
Income effects of our cross-currency swap designated as a fair value hedge were not significant for the three months ended March 31, 2025.
Note 9 — Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is a separate line within the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net loss. The components of accumulated other comprehensive income (loss) at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(6.4)	$—	$(6.4)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swaps	(10.3)	2.5	(7.8)
Total foreign currency translation	(6.7)	0.1	(6.6)
Unrealized loss on cross currency fair value hedge	(0.6)	0.2	(0.4)
Total	$(7.3)	$0.3	$(7.0)

	December 31, 2024
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(12.8)	$—	$(12.8)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(1.3)	0.3	(1.0)
Total	$(4.1)	$(2.1)	$(6.2)

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Foreign currency translation	Fair value hedge adjustments	Total
Beginning balance	$(6.2)	$—	$(6.2)
Other comprehensive loss before reclassifications	(2.6)	(0.6)	(3.2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Tax effects	2.2	0.2	2.4
Ending balance	$(6.6)	$(0.4)	$(7.0)

	Three Months Ended March 31, 2024
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(0.7)	$2.8	$2.1
Other comprehensive loss before reclassifications	(1.5)	(1.2)	(2.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.4	(2.4)	(2.0)
Tax effects	(0.6)	0.5	(0.1)
Ending balance	$(2.4)	$(0.3)	$(2.7)
Note 10 — Fair Value Measurement
The carrying value of our assets and liabilities, other than term debt and derivative instruments, approximate their fair values due to the short-term nature of these instruments as of March 31, 2025 and December 31, 2024.
Our derivative instruments, which at March 31, 2025 were comprised of cross currency swaps and are valued utilizing forward and spot prices for currencies and SOFR forward curves, as applicable, which are considered Level 2 inputs.
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of March 31, 2025 and December 31, 2024:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2025
Money market fund	$39.0	$39.0	$—	$—
Current and long-term Term debt	$409.0	$—	$403.4	$—
Cross currency swap agreement - Fair value hedge	2.3	—	2.3	—
Cross-currency swap agreements - Net investment hedges	$10.3	$—	$10.3	$—

December 31, 2024
Money market fund	$40.9	$40.9	$—	$—
Current and long-term Term debt	$410.0	$—	$410.5	$—
Cross-currency swap agreement	$1.3	$—	$1.3	$—
Note 11 — Income Taxes
For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended March 31,
	2025	2024
Effective tax rate	22.6%	15.8%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to a tax benefit of $0.1 million and tax expense of $0.7 million related to stock-based compensation windfall and shortfall recognized for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate is higher than the U.S. federal statutory rate due primarily to stock-based compensation adjustments.
Note 12 — Leases
We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from less than one year to 13 years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Supplemental balance sheet information related to leases is as follows:

	Classification	March 31, 2025	December 31, 2024
Lease assets
Operating lease right-of-use assets, net	Assets	$21.6	$20.9
Finance lease right of use assets, net	Property, plant, and equipment, net	4.0	4.1
Total lease assets		$25.6	$25.0
Lease liabilities
Operating lease liabilities, current	Current liabilities	$4.1	$4.0
Operating lease liabilities, non-current	Non-current liabilities	21.5	20.8
Finance lease liabilities, current	Current portion of long-term debt	1.7	1.6
Finance lease liabilities, non-current	Long-term debt	2.4	2.7
Total lease liabilities		$29.7	$29.1
The components of lease costs included in our Unaudited Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
	2025	2024
Operating leases
Operating lease costs	$1.5	$1.3
Variable lease costs	0.3	0.2
Total operating lease costs	$1.8	$1.5
Finance leases
Amortization of right-of-use asset	$0.5	$0.6
Total finance lease costs	$0.5	$0.6
Maturities of lease liabilities as of March 31, 2025 are as follows:

	Operating	Finance	Total
2025 (Remaining nine months)	$4.8	$1.5	$6.3
2026	5.2	1.8	7.0
2027	3.8	1.0	4.8
2028	3.2	0.2	3.4
2029	3.0	0.1	3.1
2030 and thereafter	20.2	0.1	20.3
Total lease payments	40.2	4.7	44.9
Less lease interest	(14.6)	(0.6)	(15.2)
Total lease liabilities	$25.6	$4.1	$29.7

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Additional information related to leases is presented as follows:

	March 31, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term	9.7 years	10.0 years
Weighted average discount rate	10.0%	10.0%
Finance leases
Weighted average remaining lease term	2.7 years	2.8 years
Weighted average discount rate	9.4%	9.6%

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.7	$1.7
Financing cash flows from finance leases	0.5	0.3
Total cash paid	$2.2	$2.0
Right-of-use assets obtained in exchange for lease liabilities
Leased assets obtained in exchange for new operating lease liabilities	$1.1	$0.1
Leased assets obtained in exchange for new finance lease liabilities	0.2	0.3
Right-of-use assets obtained in exchange for lease liabilities	$1.3	$0.4
Note 13 — Commitments and Contingencies
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
Litigation
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three months ended March 31, 2025.
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
The table below summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$2.1	$1.3
Tax effect on stock-based compensation	0.4	0.3
Stock-based compensation expense, net of tax	$1.7	$1.0
As of March 31, 2025, there were approximately 6.1 million shares remaining for issuance under the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time).
Activity related to our restricted stock units (“RSUs”) and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	1,788,457	$5.60	1,977,514	$15.51
Granted	641,039	$6.28	629,986	$6.27
Vested	(849,120)	$5.60	(293,913)	$4.95
Forfeited	(6,511)	$4.68	(596,789)	$22.52
Outstanding, March 31, 2025	1,573,865	$5.88	1,716,798	$11.49
Note 15 — Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential shares represent outstanding warrants and unvested RSUs and PRSUs. If there is a net loss in any period, basic and diluted EPS are computed in the same manner.
In December 2024, outstanding shares of the Company’s Class C common stock were converted into shares of the Company’s Class A common stock. Prior to the conversion, weighted average shares of Class A common stock and Class C common shares were combined in in the denominator of basic and diluted earnings (loss) per share because they have equivalent economic rights, and we had not issued any instruments that were considered to be participating securities.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(10.9)	$(8.1)
Net loss attributable to common stockholders for basic and diluted EPS	$(10.9)	$(8.1)
Denominator:
Basic and diluted weighted average common shares outstanding	83,697,897	82,682,308

Basic and diluted loss per share	$(0.13)	$(0.10)
The dilutive effect of 0.8 million and 0.9 million shares in the three months ended March 31, 2025 and 2024, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. In addition, 3.1 million and 3.5 million shares issuable subject to warrants, RSUs, and PRSUs were not included in the computation of diluted shares outstanding for the three months ended March 31, 2025 and 2024, respectively, because the effect would be anti-dilutive.
Note 16 — Transactions with Related Parties
In 2019, the Company entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to the Company. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires the Company to indemnify the Sponsor in connection with the services provided by the Sponsor to the Company. Total fees under the agreement were not significant for the first quarter of 2025 and 2024.
Note 17 — Shareholders’ Equity
Share Repurchase Program
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
Warrant Agreement with a Customer
On January 28, 2025, Ranpak Holdings Corp. (“Ranpak” or the “Company”) and Amazon.com, Inc. (“Parent”) entered into a Transaction Agreement (the “Transaction Agreement”), under which, among other things, Ranpak agreed to issue to a wholly-owned affiliate of Parent (the “Warrantholder”) a warrant (the “Warrant”) to acquire up to 18,716,456 shares (the “Warrant Shares”) of the Company’s Class A common stock (“Common Stock”) at an exercise price of $6.8308 per share, and on the terms and conditions set forth in the Warrant, 1,871,646 Warrant Shares vested on the date of the Transaction Agreement. The remainder of the Warrant Shares are subject to vesting over time based on payments made by Parent or on Parent’s behalf under the current and any possible future commercial agreement with the Company, with all Warrant Shares vesting upon an aggregate spend of $400 million. The Warrant allows for cashless exercise in part or in full at the Warrantholder’s discretion and expires January 28, 2033. So long as the Warrant is unexercised, the Warrant does not entitle the Warrantholder to any voting rights or any other common stockholder rights. The exercise price and the number of Warrant Shares are subject to customary anti-dilution adjustments.
Immediately prior to the consummation of certain change of control transactions, as defined in the Transaction Agreement, the unvested portion of shares will become immediately vested and exercisable.
We valued the Warrant Shares using a Black-Scholes model on the January 28, 2025 grant date. The total fair value of the Warrant Shares on the grant date was $60.5 million based on a grant date fair value of $3.23 per Warrant Share and was

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
determined to be an equity classified instrument. We used a blended volatility based on our historical stock price and the historical stock price of our peer companies with a 50/50 weighting. A blended volatility is more indicative of our expected future volatility given the heightened volatility of our stock price from 2021 through 2022 during the COVID pandemic that we do not expect to reoccur in future periods. Additionally, the length of time our historical stock price has been available is less than the term of the agreement. The assumptions used in the Black-Scholes model are summarized in the following table:

Stock price	$5.74
Exercise price	$6.83
Risk-free interest rate	4.42%
Blended volatility	50.00%
Expected term	8 years
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
There were no adjustments recognized in the three months ended March 31, 2025. As of March 31, 2025, the carrying value of our investments in Pickle and Creapaper were $13.8 million and $4.6 million, respectively.

Cautionary Notice Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q (“Quarterly Report”), including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward-looking statements.”. When used in this Quarterly Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” and similar expressions, as they relate to us or our management, identify forward-looking statements.
Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
The forward-looking statements contained in this Quarterly Report and the Exhibits attached hereto are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to:
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
There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled, “Risk Factors” included elsewhere in this Quarterly Report. Except as required by law, we are not undertaking any obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. You should not take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future. Accordingly, you should not put undue reliance on these statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Forward-Looking Statements,” and our financial statements and related notes included in this Quarterly Report as well as the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Ranpak included in our 2024 10-K, filed with the SEC on March 17, 2025. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report.
The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of the Company's control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.
Overview
Ranpak is a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. Since our inception in 1972, we have delivered high quality protective packaging solutions, while maintaining commitment to environmental sustainability. We provide our paper-based Protective Packaging Solutions (“ PPS”) systems and paper consumables to distributors and certain select end-users. We operate manufacturing facilities in the United States, Europe and Asia. For our Automation product lines, we currently have dedicated facilities in Shelton, Connecticut and the Netherlands. R Squared Robotics, a division of Ranpak, uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions. We are a global business that generated approximately 56% of our 2024 net revenue outside of the United States.
As of March 31, 2025, we had an installed base of approximately 143.8 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $91.2 million and $85.3 million in the three months ended March 31, 2025 and 2024, respectively.
Key Performance Indicators and Other Factors Affecting Performance
We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.
PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024	Change	% Change
PPS Systems	(in thousands)
Cushioning	34.4	34.7	(0.3)	(0.9)
Void-Fill	86.4	83.4	3.0	3.6
Wrapping	23.0	22.7	0.3	1.3
Total	143.8	140.8	3.0	2.1
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
Effect of Currency Fluctuations. As a result of the geographic diversity of our operations, we are exposed to the effects of currency translation, which has affected the comparability of our results of operations between the periods presented in this Quarterly Report and may affect the comparability of our results of operations in future periods. Currency transaction exposure results when we generate net revenue in one currency at one time and incur expenses in another currency at another time, or when we realize gain or loss on intercompany transfers. While we seek to limit currency transaction exposure by matching the currencies in which we incur sales and expenses, we may not always be able to do so.
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
We hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 8 — Derivative Instruments to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information. Significant currency fluctuations could impact the comparability of results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Quantitative and Qualitative Disclosures About Market Risk.”
Inflationary Pressures and Other Costs. We have continued to experience inflationary pressures in 2025, which have adversely impacted some of our end-users, such as automotive companies; distributors; electronic manufacturers; machinery manufacturers; e-commerce and mail order fulfillment firms; and other end-users that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. Higher costs due to inflation were partially offset by price increases, which mitigated the impact on our operating results. However, our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for market share, an unwillingness by our customers to accept price increase or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated higher interest rates and borrowing costs may also impact the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows as well as our end-users.
In addition to inflationary pressures, our U.S. operations are subject to the impact of tariffs, largely related to our capital expenditures of our PPS converters, some of which are sourced from China or contain parts and components from China and other Asian countries. We are taking steps to minimize the potential impact of these tariffs by evaluating alternative parts and global suppliers as well as stepping up our efforts to refabricate and refurbish existing machines in our fleet to reduce cost. Our box customization equipment is currently made in Europe and shipped to the United States and thus will be subject to the European tariff rate. We are focused on cost out and efficiencies to minimize the impact to our customers, and believe in the ongoing value proposition of our equipment.
Seasonality. Approximately 37% of our net revenue in 2024, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Our results tend to follow similar patterns, with the highest net revenue typically recorded in our fourth fiscal quarter and the slowest sales in our first fiscal quarter of each fiscal year. We expect this seasonality to continue in the future and, as a result, our results of operations between fiscal quarters in a given year may not be directly comparable.

Non-GAAP Measures
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA (“AEBITDA”)
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. We also present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and adjusted EBITDA (“AEBITDA”), which are non-GAAP financial measures, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and AEBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. We believe that EBITDA and AEBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the three months ended March 31, 2025 and 2024, presented in millions of dollars.
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for the three months ended March 31, 2025 and 2024. This data is based on our historical financial statements included elsewhere in this Quarterly Report. Refer to “Non-GAAP Measures” and “Reconciliation of U.S. GAAP to Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net loss under U.S. GAAP.

Comparison of First Quarter of 2025 to First Quarter of 2024

	Three Months Ended March 31,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Net revenue	$91.2	$85.3	$5.9	6.9	8.8
Cost of sales	60.3	53.0	7.3	13.8	15.7
Gross profit	30.9	32.3	(1.4)	(4.3)	(2.5)
Selling, general and administrative expenses	28.9	27.9	1.0	3.6
Depreciation and amortization expense	9.0	8.4	0.6	7.1
Other operating expense, net	1.0	0.8	0.2	25.0
Loss from operations	(8.0)	(4.8)	(3.2)	66.7
Interest expense	8.7	6.2	2.5	40.3
Foreign currency gain	(2.6)	(1.4)	(1.2)	NM
Loss before income tax benefit	(14.1)	(9.6)	(4.5)	46.9
Income tax benefit	(3.2)	(1.5)	(1.7)	113.3
Net loss	$(10.9)	$(8.1)	$(2.8)	34.6	35.8

Non-GAAP
EBITDA	$9.7	$15.4	$(5.7)	(37.0)	(36.4)
AEBITDA	$17.3	$19.2	$(1.9)	(9.9)	(7.8)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0863 USD. Refer to further discussion in "Non-GAAP Measures.

Net Revenue
The following table and the discussion that follows compares our net revenue by product line for three months ended March 31, 2025 and 2024 on a U.S. GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Three Months Ended March 31,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Cushioning	$30.1	$37.3	$(7.2)	(19.3)	(17.4)
Void-Fill	44.1	33.1	11.0	33.2	35.3
Wrapping	10.7	8.6	2.1	24.4	26.7
Other	6.3	6.3	—	—	—
Net revenue	$91.2	$85.3	$5.9	6.9	8.8
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0863 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue for the first quarter of 2025 was $91.2 million compared to $85.3 million in the first quarter of 2024, an increase of $5.9 million year over year or 6.9% (8.8% on a constant currency basis) and includes a reduction of $0.8 million in void-fill for the provision for common stock warrants. Net revenue was positively impacted by increases in void-fill and wrapping, partially offset by a decrease in cushioning. Cushioning decreased $7.2 million, or 19.3%, to $30.1 million from $37.3 million; void-fill increased $11.0 million, or 33.2%, to $44.1 million from $33.1 million; wrapping increased $2.1 million, or 24.4%, to $10.7 million from $8.6 million; and other net revenue remained flat at $6.3 million for the first quarter of 2025 compared to the first quarter of 2024. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories.

The increase in net revenue for the first quarter of 2025 compared to the first quarter of 2024 is quantified by an increase in the volume of sales of our paper consumable products of approximately 12.0%, partially offset by a 2.4% decrease in the price or mix of our paper consumable products, a 0.9% decrease from the provision for common stock warrants, and a 1.8% decrease from foreign currency fluctuations.
Cost of Sales
Cost of sales for the first quarter of 2025 totaled $60.3 million, an increase of $7.3 million, or 13.8% (15.7% at constant currency), compared to $53.0 million in the first quarter of 2024. We have quantified the change in cost of sales as follows:

Volume/product mix	10.4%
Production costs	11.4%
Depreciation expense	(8.0)%
Total	13.8%
The increase in cost of sales was primarily due to an increase in the volume of products sold and increased production costs, partially offset by a decrease in depreciation expense due to an increase in fully depreciated assets compared to the first quarter of 2024 and a decrease from fluctuations in foreign currency rates. Production costs include costs from materials and labor and overhead.
Operating expenses
Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the first quarter of 2025 were $28.9 million, an increase of $1.0 million, or 3.6%, from $27.9 million in the first quarter of 2024. The change in SG&A was primarily due to increases in stock-based compensation expense and information technology maintenance costs of $0.8 million and $0.8 million, respectively, partially offset by a decrease in professional fees of $0.5 million compared to the first quarter of 2024.
Depreciation and Amortization. Depreciation and amortization expense for the first quarter of 2025 was $9.0 million, an increase of $0.6 million, or 7.1%, from $8.4 million in the first quarter of 2024. The increase in depreciation and amortization expense was due to an increase in depreciation expense from our building improvements and internal-use software.
Other Operating Expense, Net. Other operating expense, net for the first quarter of 2025 was $1.0 million, an increase of $0.2 million from $0.8 million in the first quarter of 2024. The increase was due to increased research and development expense of $0.6 million, partially offset by a decrease of $0.4 million on losses from disposal of property, plant, and equipment for the first quarter of 2025 compared to the first quarter of 2024.
Interest Expense
Interest expense for the first quarter of 2025 was $8.7 million, an increase of $2.5 million, or 40.3%, from $6.2 million in the first quarter of 2024. The increase was primarily due to a decrease in interest income of $3.0 million from the effects of our swap agreements during the first quarter of 2025 compared to the first quarter of 2024, partially offset by a $0.4 million decrease in amortization of deferred financing costs.
Foreign Currency Gain
Foreign currency gain for the first quarter of 2025 was $2.6 million, a decrease of $1.2 million, from foreign currency gain of $1.4 million in the first quarter of 2024 due to the volatility in Euro exchange rates compared to USD.
Income Tax Benefit
Income tax benefit for the first quarter of 2025 was $3.2 million, or an effective tax rate of 22.6%. Income tax benefit was $1.5 million in the first quarter of 2024, or an effective tax rate of 15.8%. The fluctuation in the effective tax rate between periods and the difference between the effective tax rate for the first quarter of 2025 and the combined federal and state statutory rates is primarily attributable to the impact of stock-based compensation.
EBITDA and AEBITDA
EBITDA and AEBITDA are Non-GAAP measures. Refer to the section “Reconciliation of U.S. GAAP to Non-GAAP Measures.” EBITDA for the first quarter of 2025 was $9.7 million, a decrease of $5.7 million, or 37.0%, compared to $15.4 million in the first quarter of 2024. AEBITDA for the first quarter of 2025 was $17.3 million, a decrease of $1.9 million, or 9.9% (7.8% on a constant currency basis), compared to $19.2 million in the first quarter of 2024. AEBITDA for the first quarter of 2025 includes a reduction of revenue from the provision for warrants of $0.8 million.

Segment Results of Operations - First Quarter of 2025 and First Quarter of 2024
We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and EBITDA by geographic region. The following tables set forth our net revenue by segment for the first quarter of 2025 and the first quarter of 2024, presented in millions of dollars:

	North America
	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Cushioning	$8.2	$10.7	$(2.5)	(23.4)
Void-Fill	26.1	15.7	10.4	66.2
Wrapping	6.2	4.4	1.8	40.9
Other	2.1	1.1	1.0	90.9
Net revenue	$42.6	$31.9	$10.7	33.5
Net revenue in North America for the first quarter of 2025 totaled $42.6 million compared to net revenue in North America of $31.9 million in the first quarter of 2024. The increase of $10.7 million, or 33.5%, was attributable to increased void-fill sales of $10.4 million, or 66.2%, an increase in wrapping sales of $1.8 million, and an increase in other net revenue of $1.0 million, or 90.9%, partially offset by a decrease in cushioning sales of $2.5 million. The increase in void-fill was partially offset by a reduction of $0.8 million for the provision for warrants. The change in net revenue for North America can be quantified by an increase in volume of 45.1% and a 3.3% increase from sales of automated box sizing equipment, partially offset by a 12.5% decrease in the price/mix of our paper consumable products and a decrease of 2.4% for the provision for warrants.

	Europe/Asia
	Three Months Ended March 31,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Cushioning	$21.9	$26.6	$(4.7)	(17.7)	(15.0)
Void-Fill	18.0	17.4	0.6	3.4	7.5
Wrapping	4.5	4.2	0.3	7.1	11.9
Other	4.2	5.2	(1.0)	(19.2)	(19.2)
Net revenue	$48.6	$53.4	$(4.8)	(9.0)	(6.0)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0863 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue in Europe/Asia for the first quarter of 2025 totaled $48.6 million compared to net revenue of $53.4 million in the first quarter of 2024. The decrease of 4.8 million, or 9.0% (6.0% on a constant currency basis), was attributable to a decrease in cushioning sales of $4.7 million, or 17.7%, and a decrease in other net revenue of $1.0 million, or 19.2%, partially offset by an increase in void-fill sales of $0.6 million, or 3.4% and an increase in wrapping sales of $0.3 million, or 7.1%. The change in net revenue for Europe/Asia can be quantified by a decrease in volume of 0.8%, a 3.3% decrease in the price/mix of our paper consumable products, an 1.9% decrease from the sales of automated box sizing equipment, and a 2.9% decrease due to foreign currency fluctuations.
The following table sets forth segment EBITDA, presented in millions of dollars:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
North America	$5.1	$3.5	$1.6	45.7
Europe/Asia	4.6	11.9	(7.3)	(61.3)
North America and Europe/Asia segment EBITDA includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $5.2 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively, which eliminates on a consolidated basis.

Segment EBITDA for North America was $5.1 million for the first quarter of 2025 compared to $3.5 million in the first quarter of 2024, an increase of $1.6 million, or 45.7%. The increase was primarily due to a foreign currency gain of $2.2 million and an increase of $1.6 million in the intersegment royalty charge, partially offset by an increase in non-manufacturing employee compensation of $1.0 million and increased information technology maintenance costs of $0.8 million for the three months ended March 31, 2025 compared to the first quarter of 2024.
Segment EBITDA for Europe/Asia was $4.6 million for the first quarter of 2025 compared to $11.9 million in the first quarter of 2024, a decrease of $7.3 million, or 61.3%. The decrease was primarily due to a decrease in net sales of $4.8 million, while costs associated with production and fulfillment, excluding depreciation, increased $0.4 million for the first quarter of 2025 compared to the first quarter of 2024. Foreign currency gain was $0.4 million for the three months ended March 31, 2025, a decrease of $1.0 million from $1.4 million in the prior period, and expense from intersegment royalty charges increased $1.6 million for the three months ended March 31, 2025 compared to the prior year period. Selling, general, and administrative expense decreased $0.6 million, primarily due to a decrease in non-manufacturing compensation cost of $1.1 million, partially offset by increased operating lease expense of $0.3 million.

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
The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,				Constant Currency (Non-GAAP) % Change (6)
	2025	2024	$ Change	% Change
Net loss	(10.9)	(8.1)	(2.8)	34.6	35.8

Depreciation and amortization expense – COS	6.1	10.4	(4.3)	(41.3)
Depreciation and amortization expense – D&A	9.0	8.4	0.6	7.1
Interest expense	8.7	6.2	2.5	40.3
Income tax benefit	(3.2)	(1.5)	(1.7)	113.3
EBITDA(1)	9.7	15.4	(5.7)	(37.0)	(36.4)

Adjustments(2):
Foreign currency gain	(2.6)	(1.4)	(1.2)	85.7
Non-cash impairment losses	—	0.4	(0.4)	NM
M&A, restructuring, severance	2.9	0.9	2.0	222.2
Stock-based compensation expense	2.1	1.3	0.8	61.5
Amortization of cloud-based software implementation costs(3)	0.9	0.9	—	—
Cloud-based software implementation costs(4)	0.6	0.5	0.1	20.0
SOX remediation costs	0.6	0.8	(0.2)	(25.0)
Other adjustments(5)	3.1	0.4	2.7	675.0
AEBITDA(1)	$17.3	$19.2	$(1.9)	(9.9)	(7.8)

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
(5)In 2025, Other adjustments includes non-recurring warehouse and transitory costs incurred related to conversion services, non-recurring excess above market procurement costs, and other insignificant items. In the first quarter of 2024, Other adjustments represents primarily legal expenses and fees related to the Company’s patent litigation which was settled in the second quarter of 2024.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0863 USD. Refer to further discussion in “Non-GAAP Measures.”
Liquidity and Capital Resources
We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our $65.5 million in cash and cash equivalents as of March 31, 2025 and cash flows from operations, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements.
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
Including finance lease liabilities and equipment financing and excluding deferred financing costs, we had $414.3 million in debt, $5.7 million of which was classified as short-term, as of March 31, 2025, compared to $415.7 million in debt, $5.6 million of which was classified as short-term, as of December 31, 2024. At March 31, 2025, we did not have amounts outstanding under our $50.0 million revolving credit facility, and we had no borrowings under such facility through May 6, 2025. No mandatory prepayments were required under our Facilities and the Company was in compliance with all debt covenants as of March 31, 2025.
Debt Profile
The material terms of the Facilities are summarized in Note 7 — Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and under the heading “Liquidity and Capital Resources — Debt Profile” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 10-K. The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of March 31, 2025 and December 31, 2024, was 8.85%.
The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of March 31, 2025, we had $1.7 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $48.3 million.
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
Cash Flows
The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(1.3)	$5.2
Net cash used in investing activities	(7.5)	(10.3)
Net cash used in financing activities	(2.8)	(1.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	(0.5)
Net Decrease in Cash and Cash Equivalents	(10.6)	(6.9)
Cash and Cash Equivalents, beginning of period	76.1	62.0
Cash and Cash Equivalents, end of period	$65.5	$55.1
Cash Flows Provided by (Used in) Operating Activities
Net cash used in operating activities was $1.3 million in the three months ended March 31, 2025. Cash provided by operating activities was $5.2 million in the three months ended March 31, 2024. The changes in operating cash flows are largely due to the increased net loss and decreased non-cash adjustments for depreciation expense for the current period compared with prior year and the increase in inventory, partially offset by an increase in accounts payable and a decrease in accounts receivable as of March 31, 2025.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $7.5 million and $10.3 million in the three months ended March 31, 2025 and 2024, respectively, and reflects cash used for production of converter equipment and purchases of machinery and equipment. Net cash used in investing activities in the three months ended March 31, 2024 also includes an additional investment in Pickle.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $2.8 million and $1.3 million in the three months ended March 31, 2025 and 2024, respectively, and reflects principal payments on debt, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and payments on our equipment financing arrangement.
Contractual Obligations and Other Commitments
We have cash obligations under our leases for facilities and automobiles and under our Term Facility, which are described in more detail in Note 12 — Leases and Note 7 — Long-Term Debt in the notes to our unaudited condensed consolidated financial statements. We have various contractual obligations and commercial commitments that are recorded as liabilities in our unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2025.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our 2024 10-K and in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in the notes to our unaudited condensed consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $1.0 million impact on our cash interest expense for the three months ended March 31, 2025.
Refer to Note 7 —Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our reporting currency. See “Effect of Currency Fluctuations” in Item 2 previously for more information about our foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 8 — Derivative Instruments to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
For the three months ended March 31, 2025, net revenue denominated in currencies other than USD amounted to $48.6 million or 53% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the three months ended March 31, 2025 to increase or decrease by approximately $4.9 million.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting that are described in the 2024 10-K.
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
Remediation Plans
As previously described in Part II – Item 9A – Controls and Procedures of the 2024 10-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
The Company expects that we will have remediated certain material weaknesses as described in the 2024 10-K by the end of calendar year 2025. For management to consider a material weakness remediated the related controls are required to operate effectively as anticipated for a minimum period and we may not be able to demonstrate through testing that these controls have been operating effectively for a sufficient period of time to achieve remediation. As the Company continues executing its remediation plan in 2025, changes to the timing of remediation activities and delays may be experienced that could delay when the material weakness is considered remediated.
Changes in Internal Control Over Financial Reporting
In response to the material weaknesses described in the 2024 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Information about our risk factors is contained in Item 1A of the 2024 10-K.
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

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Ranpak Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ranpak Holdings Corp.

Date:	May 6, 2025	By:	/s/ William Drew
William Drew
Executive Vice President and Chief Financial Officer