Form 10-Q
period 2025-06-30
Ranpak Holdings Corp.
filed 2025-08-05
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2025, the registrant had 84,361,556 of its Class A common shares, $0.0001 par value per share, outstanding.

1

Ranpak Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2025
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements
Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024

Unaudited Condensed Consolidated Balance Sheets – June 30, 2025 and December 31, 2024

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product revenue	$77.8	$72.8	$155.4	$145.3
Machine lease revenue	14.5	13.6	28.1	26.4
Net revenue	92.3	86.4	183.5	171.7
Cost of product sales	56.0	48.5	110.8	94.2
Cost of leased machines	7.4	6.2	12.9	13.5
Gross profit	28.9	31.7	59.8	64.0
Selling, general and administrative expenses	28.8	27.3	57.7	55.2
Depreciation and amortization expense	8.8	8.3	17.8	16.7
Other operating expense, net	1.0	1.3	2.0	2.1
Loss from operations	(9.7)	(5.2)	(17.7)	(10.0)
Interest expense	8.3	5.3	17.0	11.5
Foreign currency (gain) loss	(2.6)	0.1	(5.2)	(1.3)
Other non-operating income, net	(5.9)	(17.9)	(5.9)	(17.9)
(Loss) income before income tax (benefit) expense	(9.5)	7.3	(23.6)	(2.3)
Income tax (benefit) expense	(2.0)	1.8	(5.2)	0.3
Net (loss) income	$(7.5)	$5.5	$(18.4)	$(2.6)

Basic and diluted (loss) income per share	$(0.09)	$0.07	$(0.22)	$(0.03)

Weighted average number of shares outstanding – basic	84,274,167	83,071,520	83,987,624	82,876,914
Weighted average number of shares outstanding – diluted	84,274,167	83,123,636	83,987,624	82,876,914

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$(4.6)	$(0.1)	$(7.2)	$(2.2)
Interest rate swap adjustments	—	(0.8)	—	(3.4)
Cross currency swap adjustments	(0.6)	—	(1.2)	—
Total other comprehensive loss, before tax	(5.2)	(0.9)	(8.4)	(5.6)
Benefit for income taxes related to other comprehensive loss	(4.6)	(0.1)	(7.0)	—
Total other comprehensive loss, net of tax	(0.6)	(0.8)	(1.4)	(5.6)
Comprehensive (loss) income, net of tax	$(8.1)	$4.7	$(19.8)	$(8.2)
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$49.2	$76.1
Accounts receivable, net	45.4	43.9
Inventories	38.1	21.7
Income tax receivable	5.8	1.8
Prepaid expenses and other current assets	13.4	7.7
Total current assets	151.9	151.2
Property, plant and equipment, net	145.2	137.6
Operating lease right-of-use assets, net	24.0	20.9
Goodwill	457.0	443.7
Intangible assets, net	306.1	312.2
Deferred tax assets	0.1	0.1
Other assets	53.7	38.5
Total assets	$1,138.0	$1,104.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$33.2	$26.9
Accrued liabilities and other	35.8	28.5
Current portion of long-term debt	5.4	5.6
Operating lease liabilities, current	4.0	4.0
Deferred revenue	8.9	3.4
Total current liabilities	87.3	68.4
Long-term debt	397.7	400.8
Deferred tax liabilities	55.1	62.0
Derivative instruments	33.5	1.3
Operating lease liabilities, non-current	24.2	20.8
Other liabilities	1.2	2.8
Total liabilities	599.0	556.1
Commitments and contingencies – Note 13
Shareholders’ equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; shares issued and outstanding: 84,346,019 and 83,267,367 at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	710.3	699.6
Accumulated deficit	(163.7)	(145.3)
Accumulated other comprehensive loss	(7.6)	(6.2)
Total shareholders’ equity	539.0	548.1
Total liabilities and shareholders’ equity	$1,138.0	$1,104.2
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A
	Shares	Amount
Balance at December 31, 2024	83,267,367	$—	$699.6	$(145.3)	$(6.2)	$548.1
Stock-based awards vested and distributed	943,902	—	(1.2)	—	—	(1.2)
Director shares issued	11,060	—	—	—	—	—
Amortization of restricted stock units	—	—	2.1	—	—	2.1
Initial vesting of common stock warrants	—	—	6.0	—	—	6.0
Provision for common stock warrants	—	—	0.8	—	—	0.8
Net loss	—	—	—	(10.9)	—	(10.9)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance at March 31, 2025	84,222,329	$—	$707.3	$(156.2)	$(7.0)	$544.1
Stock-based awards vested and distributed	3,500	—	—	—	—	—
Director shares issued	120,190	—	—	—	—	—
Amortization of restricted stock units	—	—	2.0	—	—	2.0
Provision for common stock warrants	—	—	1.0	—	—	1.0
Net loss	—	—	—	(7.5)	—	(7.5)
Other comprehensive income	—	—	—	—	(0.6)	(0.6)
Balance at June 30, 2025	84,346,019	$—	$710.3	$(163.7)	$(7.6)	$539.0
_____________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	79,684,170	$—	2,921,099	$—	$693.7	$(123.8)	$2.1	$572.0
Stock-based awards vested and distributed	353,622	—	—	—	(0.4)	—	—	(0.4)
Director shares issued	16,110	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Balance at March 31, 2024	80,053,902	$—	2,921,099	$—	$694.6	$(131.9)	$(2.7)	$560.0
Stock-based awards vested and distributed	7,500	—	—	—	—	—	—	—
Director shares issued	228,510	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.5	—	—	1.5
Net income	—	—	—	—	—	5.5	—	5.5
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2024	80,289,912	$—	2,921,099	$—	$696.1	$(126.4)	$(3.5)	$566.2
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(18.4)	$(2.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31.9	35.5
Amortization of deferred financing costs	0.6	1.4
Loss on disposal of property, plant, and equipment	0.2	0.6
Gain on sale of patents	—	(5.4)
Deferred income taxes	(1.8)	3.7
Amortization of initial value of interest rate swap	—	(1.2)
Foreign currency gain	(5.2)	(1.3)
Stock-based compensation expense	4.1	2.8
Provision for common stock warrants	2.0	—
Amortization of cloud-based software implementation costs	1.9	1.8
Unrealized (gain) loss on strategic investments	(5.8)	3.5
Changes in operating assets and liabilities:
Accounts receivable	1.2	(5.6)
Inventories	(15.0)	(8.8)
Income tax receivable	(4.0)	(6.6)
Prepaid expenses and other current assets	(4.6)	(2.6)
Accounts payable	5.2	9.5
Accrued liabilities and other	2.6	3.4
Change in other assets and liabilities	0.2	(3.3)
Net cash (used in) provided by operating activities	(4.9)	24.8
Cash Flows from Investing Activities
Purchases of converter equipment	(15.2)	(15.3)
Purchases of other property, plant, and equipment	(2.1)	(4.4)
Proceeds from sale of patents	—	5.4
Cash paid for strategic investments	(2.5)	(4.8)
Net cash used in investing activities	(19.8)	(19.1)
Cash Flows from Financing Activities
Principal payments on term loans	(2.1)	(0.8)
Proceeds from hedging instruments	0.3	—
Proceeds from equipment financing	—	0.7
Payments on equipment financing	(0.4)	(0.5)
Payments on finance lease liabilities	(1.5)	(0.6)
Tax payments for withholdings on stock-based awards distributed	(1.2)	(0.4)
Net cash used in financing activities	(4.9)	(1.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.7	(1.0)
Net (Decrease) Increase in Cash and Cash Equivalents	(26.9)	3.1
Cash and Cash Equivalents, beginning of period	76.1	62.0
Cash and Cash Equivalents, end of period	$49.2	$65.1
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
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2024, 2023, and 2022, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 10-K”). The three months ended June 30, 2025 and 2024 may be further referred to herein as the “second quarter” of 2025 and 2024, respectively.
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
The interim condensed consolidated financial statements are unaudited but, in our opinion, include all adjustments that are necessary for a fair statement of operations and financial position for the periods presented. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year. Certain prior period amounts in the unaudited condensed consolidated financial statements and accompanying notes have been reclassified to conform with current period presentation.
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Recently Issued Accounting Standards —
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require us to provide a tabular rate reconciliation that reconciles income tax attributable to continuing operations to the statutory federal income tax applied to our pre-tax income from continuing operations, including the nature and amount of significant reconciling items, and will require disclosure of additional disaggregated information on income taxes paid. ASU 2023-09 will become effective for us for annual periods beginning after December 15, 2024. Early adoption is permitted. We are in the process of evaluating the impact of future adoption of this standard on our consolidated financial statements.
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
In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation and Revenue from Contracts with Customers (“AUS 2025-04”), which clarifies the guidance for accounting for share-based payments to customers, including the treatment of vesting conditions tied to customer purchases and the requirement to estimate forfeitures. ASU 2025-04 will become effective for us for annual periods beginning after December 15, 2026, with early adoption permitted. We have evaluated the new guidance and determined that our current accounting policies for share-based payments to customers are consistent with the clarifications provided. As such, we anticipate that the adoption of ASU 2025‑04 will not have an impact on our financial statements.
Note 3 — Supplemental Balance Sheet Data and Cash Flow Information
Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market account, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market account was approximately $24.4 million and $40.9 million at June 30, 2025 and December 31, 2024, respectively. The fair value of our money market account is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.
Accounts Receivable, net — The components of accounts receivable, net were as follows:

	June 30, 2025	December 31, 2024
Accounts receivable	$45.8	$44.4
Allowance for doubtful accounts	(0.4)	(0.5)
Accounts receivable, net	$45.4	$43.9
One customer’s accounts receivable balance represented 29.3% and 33.5% of our accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively.
Inventories — The components of inventories were as follows:

	June 30, 2025	December 31, 2024
Raw materials	$19.0	$12.5
Work-in-process	6.0	—
Finished goods	13.1	9.2
Inventories	$38.1	$21.7

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Property, Plant, and Equipment, net — The following table details our property, plant, and equipment, net:

	June 30, 2025	December 31, 2024
Land	$2.4	$2.4
Buildings and improvements	12.7	12.5
Leasehold improvements	22.7	20.7
Machinery and equipment	41.9	39.6
Computer and office equipment	19.7	18.7
Converting machines	248.0	222.0
Total property, plant, and equipment	347.4	315.9
Accumulated depreciation	(202.2)	(178.3)
Property, plant, and equipment, net	$145.2	$137.6
We did not capitalize any interest in the periods presented. Depreciation expense recorded in cost of sales and depreciation and amortization in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$8.0	$8.4	$14.1	$18.8
Depreciation and amortization expense	1.7	1.0	3.4	2.2
Total depreciation expense	$9.7	$9.4	$17.5	$21.0
Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	June 30, 2025	December 31, 2024
Employee compensation	$5.8	$4.7
Taxes	17.4	7.9
Professional fees	3.5	2.2
Bonus	2.6	8.0
Interest	—	1.2
Warranty reserve	0.6	0.9
Current portion of cross currency swaps	2.0	—
Other	3.9	3.6
Accrued liabilities and other	$35.8	$28.5
Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Interest paid	$19.4	$14.4
Income taxes paid	$1.5	$1.2
Non-cash investing activities
Capital expenditures in accounts payable	$2.1	$0.1

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

The following tables present segment operating results by reportable segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	North America	Europe/Asia	Consolidated	North America	Europe/Asia	Consolidated
Net product revenue	$35.7	$42.1	$77.8	$71.9	$83.5	$155.4
Machine lease revenue	6.6	7.9	14.5	13.0	15.1	28.1
Net revenue	42.3	50.0	92.3	84.9	98.6	183.5
Less:
Cost of sales excluding depreciation and amortization	28.3	27.1		56.5	53.1
Compensation expense(1)	12.6	13.9		25.9	27.0
Professional fees	2.4	0.9		4.5	1.8
Stock-based compensation	1.5	0.5		3.1	1.0
Other operating expense, net	0.6	0.4		1.6	0.4
Foreign currency loss (gain)	8.8	(11.4)		6.6	(11.8)
Other (income) expense, net(2)	(13.5)	7.6		(18.7)	12.8
Other segment items(3)	(1.5)	(1.5)		(2.7)	(2.9)
Segment profit	$3.1	$12.5	$15.6	$8.1	$17.2	$25.3

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			8.0			14.1
Depreciation and amortization expense			8.8			17.8
Interest expense			8.3			17.0
Loss before income tax benefit			$(9.5)			$(23.6)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $7.6 million and $12.8 million for the three and six months ended June 30, 2025, respectively, which eliminates between the segments on a consolidated basis. In addition, in North America, includes a $5.8 million gain on investment in Pickle.

(3) Includes labor and overhead allocation to cost of sales, information technology maintenance costs, amortization of cloud-based software, travel, and other insignificant items.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	North America	Europe/Asia	Consolidated	North America	Europe/Asia	Consolidated
Net product revenue	$31.2	$41.6	$72.8	$57.4	$87.9	$145.3
Machine lease revenue	6.5	7.1	13.6	12.2	14.2	26.4
Net revenue	37.7	48.7	86.4	69.6	102.1	171.7
Less:
Cost of sales excluding depreciation and amortization	22.3	24.0		39.3	49.6
Compensation expense(1)	12.2	12.6		24.4	25.9
Professional fees	2.4	1.0		4.9	2.0
Stock-based compensation	1.2	0.3		2.1	0.7
Other operating expense, net	1.1	0.1		2.0	—
Foreign currency loss (gain)	0.1	—		0.1	(1.4)
Other income, net(2)	(5.1)	(12.8)		(8.7)	(9.2)
Other segment items(3)	(2.1)	(0.2)		(3.6)	(1.1)
Segment profit	$5.6	$23.7	$29.3	$9.1	$35.6	$44.7

Reconciliation of segment profit to income (loss) before income tax expense:
Depreciation and amortization expense – COS			8.4			18.8
Depreciation and amortization expense			8.3			16.7
Interest expense			5.3			11.5
Income (loss) before income tax expense			$7.3			$(2.3)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $3.3 million and $6.9 million in the three and six months ended June 30, 2024, respectively, which eliminates between the segments on a consolidated basis. In addition, in North America, includes non-operating income comprised primarily of a $5.4 million gain on sale of patents, partially offset by a $3.5 million loss on our investment in Pickle, and, in Europe/Asia, includes non-operating income comprised primarily of a $16.1 million gain on litigation settlement.

(3) Includes labor and overhead allocation to cost of sales, information technology maintenance costs, amortization of cloud-based software, travel, and other insignificant items.
The following table presents our long-lived assets by segment:

	June 30, 2025	December 31, 2024
North America	$78.0	$80.1
Europe/Asia	91.2	78.4
Total long-lived assets	$169.2	$158.5

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table presents our capital expenditures by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$4.5	$2.0	$7.5	$7.3
Europe/Asia	5.3	7.9	9.8	12.4
Capital expenditures for property, plant, and equipment	$9.8	$9.9	$17.3	$19.7
Note 5 — Contracts with Customers
During the three and six months ended June 30, 2025, one customer comprised 12.7% and 11.6% of our total net revenue, respectively. During the three and six months ended June 30, 2024, no customers exceeded 10% of net revenue. We have forms of variable consideration present in our contracts with customers, including rebates on volume and other discounts. Charges for rebates and other allowances were approximately 10% and 9% of net revenue in the three months ended June 30, 2025 and 2024, respectively, and 11% in each of the six months ended June 30, 2025 and 2024.
Warrant Agreement with a Customer — On January 28, 2025, the Company entered into an equity agreement with a customer for the grant of non-voting common stock warrants that vest based on aggregate payments received on the sale of goods and services. The grant date fair value of the warrants is accounted for as consideration paid to the customer, which is recorded as a reduction of revenue ratably over the term of the agreement based on sales to the customer. On January 28, 2025, the Company recorded an asset of $6.0 million related to warrants that immediately vested under the agreement. As of June 30, 2025, $5.2 million was included in Other assets on the Unaudited Condensed Consolidated Balance Sheets related to these warrants. The Company recognized reductions to revenue of $0.1 million and $0.2 million from the warrant asset balance during the three and six months ended June 30, 2025, respectively, under this agreement. See additional discussion in Note 17.
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

	June 30, 2025	December 31, 2024
Contract Assets	$2.5	$2.1
Contract Liabilities	$8.9	$3.4
Note 6 — Goodwill and Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment:

	North America	Europe/Asia	Total
Balance at December 31, 2024	$338.8	$104.9	$443.7
Currency translation	—	13.3	13.3
Balance at June 30, 2025	$338.8	$118.2	$457.0
Intangible Assets, net
Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	June 30, 2025
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	9	$205.7	$(83.2)	$122.5
Patented/unpatented technology	5	171.8	(94.6)	77.2
Intellectual property	6	0.5	(0.3)	0.2
Total definite-lived intangible assets	8	378.0	(178.1)	199.9
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$484.2	$(178.1)	$306.1

	December 31, 2024
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	9	$192.5	$(71.5)	$121.0
Patented/unpatented technology	6	171.5	(86.7)	84.8
Intellectual property	6	0.5	(0.3)	0.2
Total definite-lived intangible assets	8	364.5	(158.5)	206.0
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$470.7	$(158.5)	$312.2
The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at June 30, 2025:

Year	Amount
2025 (Remaining six months)	$14.6
2026	28.8
2027	28.6
2028	28.6
2029	25.2
Thereafter	74.1
$199.9
Amortization expense was $7.1 million and $7.3 million in the second quarter of 2025 and 2024, respectively, and $14.4 million and $14.5 million, in the six months ended June 30, 2025 and 2024, respectively.
Note 7 — Long-Term Debt
On December 19, 2024, the Company entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of June 30, 2025 and December 31, 2024 was 8.80% and the effective interest rate was 9.30%.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
As of June 30, 2025, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of June 30, 2025, we had $3.5 million committed to outstanding letters of credit, leaving net availability of $46.5 million under the Revolving Facility.
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
The 2024 Credit Agreement also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Borrowers, their restricted subsidiaries, and where applicable, Holdings, to: (i) incur additional indebtedness, issued disqualified stock and make guarantees; (ii) incur liens on assets; (iii) engage in mergers or consolidations or fundamental changes or asset sales; (v) pay dividends and distributions or repurchase capital stock; (vii) make investments, loans and advances, including acquisitions; (viii) amend or otherwise alter organizational documents and other material agreements; (ix) enter into certain agreements that would restrict the ability to incur liens on assets or restrict our ability to pay dividends, make loans or transfer assets among the Company’s subsidiaries; (x) prepay, redeem or purchase certain junior indebtedness; and (xi) enter into sale-leaseback transactions. The aforementioned restrictions are subject to certain exceptions, including customary exceptions that grant the Borrower continued flexibility to operate and develop its businesses. The 2024 Credit Agreement also contains certain customary representations and warranties, events of default and affirmative covenants, including covenants governing transactions with affiliates and permitted activities of the direct parent holding company of the US Borrower other than passively holding the equity interest in the U.S. Borrower, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of June 30, 2025.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
Term Facility	$408.0	$410.0
Finance lease liabilities	3.4	4.3
Equipment financing	0.9	1.4
Deferred financing costs, net	(9.2)	(9.3)
Total debt	403.1	406.4
Less: current portion of long-term debt	(3.9)	(4.0)
Less: current portion of finance lease liabilities	(1.5)	(1.6)
Long-term debt	$397.7	$400.8
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
Net Investment Hedges
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we enter into fixed-to-fixed cross-currency rate swap contracts between the Euro and U.S. dollar designated as hedges and accounted for as net investment hedges. In May 2024, we entered into a fixed-for-fixed cross currency swap, whereby the November 2022 Swap was effectively terminated and voluntarily de-designated, and the modified swap (the “May 2024 Swap”) converted notional amounts of $80.0 million at 5.84% for €78.4 million at 4.54%. The May 2024 swap was designated as a hedge and accounted for as a net investment hedge. In May 2025, we entered into a fixed-for-fixed cross currency swap, whereby the May 2024 Swap was effectively terminated and voluntarily de-designated, and the modified swap (the “May 2025 Swap”) converted notional amounts of $80.0 million at 5.84% for €80.0 million at 4.12%. The May 2025 swap is designated as a hedge and accounted for as a net investment hedge.
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
The component of the gains and losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period, with changes in fair value recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss). Components of the May 2025 Swap and the January 2025 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of these swaps to maturity on September 1, 2027 and February 1, 2028, respectively.
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
The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10 — Fair Value Measurement:

		Assets (Liabilities)
	Balance Sheet Classification	June 30, 2025	December 31, 2024
Cross-Currency Swaps
Designated as fair value hedge	Accrued liabilities and other	$(0.5)	$—
Designated as net investment hedges	Accrued liabilities and other	$(1.5)	$—
Designated as fair value hedge	Derivative instruments	$(6.7)	$—
Designated as net investment hedges	Derivative instruments	$(26.8)	$(1.3)
The following table presents the effect of our derivative financial instruments on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The income effects of our derivative activities are reflected in interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swap designated as cash flow hedge	$—	$(1.6)	$—	$(4.0)
Cross-currency swaps designated as net investment hedges, amounts excluded from effectiveness testing	$(0.4)	$0.1	$(0.8)	$0.5
Income effects of our cross-currency swap designated as a fair value hedge were not significant for the three and six months ended June 30, 2025.
Note 9 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is a separate line within the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net income (loss). The components of accumulated other comprehensive loss at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$7.1	$—	$7.1
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swaps	(28.4)	6.9	(21.5)
Total foreign currency translation	(11.3)	4.5	(6.8)
Unrealized loss on cross currency fair value hedge	(1.2)	0.4	(0.8)
Total	$(12.5)	$4.9	$(7.6)

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	December 31, 2024
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(12.8)	$—	$(12.8)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(1.3)	0.3	(1.0)
Total	$(4.1)	$(2.1)	$(6.2)
The following tables present the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	Foreign currency translation	Fair value hedge adjustments	Total
Beginning balance	$(6.2)	$—	$(6.2)
Other comprehensive loss before reclassifications	(7.2)	(1.2)	(8.4)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Tax effects	6.6	0.4	7.0
Ending balance	$(6.8)	$(0.8)	$(7.6)

	Six Months Ended June 30, 2024
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(0.7)	$2.8	$2.1
Other comprehensive (loss) income before reclassifications	(2.7)	1.8	(0.9)
Amounts reclassified from accumulated other comprehensive loss	0.5	(4.0)	(3.5)
Tax effects	(0.6)	(0.6)	(1.2)
Ending balance	$(3.5)	$—	$(3.5)
Note 10 — Fair Value Measurement
The carrying value of our assets and liabilities, other than term debt and derivative instruments, approximate their fair values due to the short-term nature of these instruments as of June 30, 2025 and December 31, 2024.
Our derivative instruments, which at June 30, 2025 were comprised of cross currency swaps, are valued utilizing forward and spot prices for currencies and SOFR forward curves, as applicable, which are considered Level 2 inputs.
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of June 30, 2025 and December 31, 2024:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2025
Money market fund	$24.4	$24.4	$—	$—
Current and long-term Term debt	$408.0	$—	$406.0	$—
Cross currency swap agreement - Fair value hedge	7.2	—	7.2	—
Cross-currency swap agreements - Net investment hedges	$28.3	$—	$28.3	$—

December 31, 2024
Money market fund	$40.9	$40.9	$—	$—
Current and long-term Term debt	$410.0	$—	$410.5	$—
Cross-currency swap agreement	$1.3	$—	$1.3	$—
Note 11 — Income Taxes
For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective tax rate	21.5%	24.8%	22.2%	(13.3)%

The fluctuation in the effective tax rate over the periods presented above was primarily attributable to tax expense related to a stock-based compensation windfall and shortfall recognized for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate is higher than the U.S. federal statutory rate due primarily to state income taxes.
Note 12 — Leases
We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from less than one year to thirteen years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Supplemental balance sheet information related to leases is as follows:

	Classification	June 30, 2025	December 31, 2024
Lease assets
Operating lease right-of-use assets, net	Assets	$24.0	$20.9
Finance lease right of use assets, net	Property, plant, and equipment, net	3.3	4.1
Total lease assets		$27.3	$25.0
Lease liabilities
Operating lease liabilities, current	Current liabilities	$4.0	$4.0
Operating lease liabilities, non-current	Non-current liabilities	24.2	20.8
Finance lease liabilities, current	Current portion of long-term debt	1.5	1.6
Finance lease liabilities, non-current	Long-term debt	1.9	2.7
Total lease liabilities		$31.6	$29.1
The components of lease costs included in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating leases
Operating lease costs	$1.6	$1.5	$3.1	$2.8
Variable lease costs	0.3	0.2	0.6	0.5
Total operating lease costs	$1.9	$1.7	$3.7	$3.3
Finance leases
Amortization of right-of-use asset	$0.4	$0.3	$0.9	$0.8
Total finance lease costs	$0.4	$0.3	$0.9	$0.8
Maturities of lease liabilities as of June 30, 2025 are as follows:

	Operating	Finance	Total
2025 (Remaining six months)	$3.5	$0.8	$4.3
2026	5.8	1.6	7.4
2027	4.6	0.9	5.5
2028	4.0	0.2	4.2
2029	3.7	0.2	3.9
2030 and thereafter	22.1	0.1	22.2
Total lease payments	43.7	3.8	47.5
Less lease interest	(15.5)	(0.4)	(15.9)
Total lease liabilities	$28.2	$3.4	$31.6

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Additional information related to leases is presented as follows:

	June 30, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term	9.5 years	10.0 years
Weighted average discount rate	9.9%	10.0%
Finance leases
Weighted average remaining lease term	2.7 years	2.8 years
Weighted average discount rate	9.2%	9.6%

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3.5	$3.3
Financing cash flows from finance leases	1.5	0.6
Total cash paid	$5.0	$3.9
Right-of-use assets obtained in exchange for lease liabilities
Leased assets obtained in exchange for new operating lease liabilities	$1.2	$0.2
Leased assets obtained in exchange for new finance lease liabilities	0.3	0.4
Right-of-use assets obtained in exchange for lease liabilities	$1.5	$0.6
Note 13 — Commitments and Contingencies
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically difficult to determine the timing and ultimate outcome of these actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of these matters and whether a reasonable estimation of the probable loss, if any, can be made. In assessing probable losses, we make estimates of the amount of any insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that disputed matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made. We expense legal costs as incurred.
Litigation
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and six months ended June 30, 2025.
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
Note 14 — Stock-Based Compensation
We record stock-based compensation at fair value on the date of grant and record the expense for these awards in SG&A expenses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on a ratable basis over the requisite employee service period. Stock-based compensation expense includes actual forfeitures incurred. For performance-based awards, including performance-based restricted stock units (“PRSUs”) and our 2021 LTIP PRSUs, we reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when achievement of the performance condition is probable.
The table below summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$2.0	$1.5	$4.1	$2.8
Tax effect on stock-based compensation	0.4	0.4	0.8	0.7
Stock-based compensation expense, net of tax	$1.6	$1.1	$3.3	$2.1
As of June 30, 2025, there were approximately 5.9 million shares remaining for issuance under the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time).
Activity related to our restricted stock units (“RSUs”) and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	1,788,457	$5.60	1,977,514	$15.51
Granted	862,629	$5.57	647,486	$6.20
Vested	(972,810)	$5.69	(293,913)	$4.95
Forfeited	(70,277)	$5.74	(646,121)	$21.24
Outstanding, June 30, 2025	1,607,999	$5.52	1,684,966	$11.59
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table sets forth the computation of our earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(7.5)	$5.5	$(18.4)	$(2.6)
Net (loss) income attributable to common stockholders for basic and diluted EPS	$(7.5)	$5.5	$(18.4)	$(2.6)
Denominator:
Weighted average common shares outstanding - basic	84,274,167	83,071,520	83,987,624	82,876,914
Dilutive effect of potential common shares	—	52,116	—	—
Weighted average common shares outstanding - diluted	84,274,167	83,123,636	83,987,624	82,876,914

Basic and diluted (loss) income per share	$(0.09)	$0.07	$(0.22)	$(0.03)
The dilutive effect of 0.5 million shares in the three months ended June 30, 2025 and 0.4 million and 0.2 million shares in the six months ended June 30, 2025 and 2024, respectively, was omitted from the calculation of diluted weighted-average shares outstanding and diluted earnings per share because we were in a loss position. In addition, 4.6 million and 2.5 million shares issuable subject to warrants, RSUs, and PRSUs were not included in the computation of diluted shares outstanding for the three months ended June 30, 2025 and 2024, respectively, and 3.8 million and 2.0 million for the six months ended June 30, 2025 and 2024, respectively, because the effect would be anti-dilutive.
Note 16 — Transactions with Related Parties
In 2019, the Company entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to the Company. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires the Company to indemnify the Sponsor in connection with the services provided by the Sponsor to the Company. Total fees under the agreement were not significant.
Note 17 — Shareholders’ Equity
Share Repurchase Program
On July 30, 2025, the Company’s board of directors authorized an extension of our general share repurchase program of the Company’s Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual number of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the Directors. There have been no repurchases executed to date.
Warrant Agreement with a Customer
On January 28, 2025, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “Amazon Transaction Agreement”), under which, among other things, Ranpak agreed to issue to a wholly-owned affiliate of Amazon (the “Amazon Warrantholder”) a warrant (the “Amazon Warrant”) to acquire up to 18,716,456 shares (the “Amazon Warrant Shares”) of the Company’s Class A common stock at an exercise price of $6.8308 per share, and on the terms and conditions set forth in the Amazon Warrant, 1,871,646 Amazon Warrant Shares vested on the date of the Amazon Transaction Agreement. The remainder of the Amazon Warrant Shares are subject to vesting over time based on payments made by Amazon or on Amazon’s behalf under the current and any possible future commercial agreement with the Company, with all Amazon Warrant Shares vesting upon an aggregate spend of $400 million. A total of 505,347 and 2,713,891 Amazon Warrant Shares vested during the three and six months ended June 30, 2025, respectively. The Amazon Warrant allows for cashless exercise in part or in full at the Amazon Warrantholder’s discretion and expires January 28, 2033. So long as the Amazon Warrant is unexercised, the Amazon Warrant does not entitle the Amazon Warrantholder to

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
any voting rights or any other common stockholder rights. There were no Amazon Warrant Shares exercised during the three or six months ended June 30, 2025. The exercise price and the number of Amazon Warrant Shares are subject to customary anti-dilution adjustments.
Immediately prior to the consummation of certain change of control transactions, as defined in the Amazon Transaction Agreement, the unvested portion of shares will become immediately vested and exercisable.
We valued the Amazon Warrant Shares using a Black-Scholes model on the January 28, 2025 grant date. The total fair value of the Amazon Warrant Shares on the grant date was $60.5 million based on a grant date fair value of $3.23 per Amazon Warrant Share and was determined to be an equity classified instrument. We used a blended volatility based on our historical stock price and the historical stock price of our peer companies with a 50/50 weighting. A blended volatility is more indicative of our expected future volatility given the heightened volatility of our stock price from 2021 through 2022 during the COVID pandemic that we do not expect to reoccur in future periods. Additionally, the length of time our historical stock price has been available is less than the term of the agreement. The assumptions used in the Black-Scholes model are summarized in the following table:

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
During the second quarter of 2025, we invested an additional $2.5 million of cash in exchange for preferred shares in Pickle. The additional cash investment was considered an observable price change that required remeasurement of the carrying value of our investment. As of June 30, 2025, the carrying value of our investment in Pickle was $22.1 million, inclusive of a cumulative net upward adjustment of $9.3 million, of which $5.8 million was recognized during the second quarter of 2025, within other non-operating income, net in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) to reflect observable price changes. As of December 31, 2024, the carrying value of our investment in Pickle was $13.8 million.
As of June 30, 2025 and December 31, 2024, the carrying value of our investment in Creapaper was $4.9 million and $4.5 million, respectively.

Note 19 — Subsequent Events
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on the Company.

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
As of June 30, 2025, we had an installed base of approximately 145.0 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $183.5 million and $171.7 million in the six months ended June 30, 2025 and 2024, respectively.
Key Performance Indicators and Other Factors Affecting Performance
We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.
PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024	Change	% Change
PPS Systems	(in thousands)
Cushioning	34.6	34.9	(0.3)	(0.9)
Void-Fill	87.9	83.9	4.0	4.8
Wrapping	22.5	22.4	0.1	0.4
Total	145.0	141.2	3.8	2.7
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
In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
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
Cautionary Notice Regarding Non-GAAP Measures
Non-GAAP measures, such as EBITDA, AEBITDA, and constant currency change, have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP. In particular, non-GAAP financial measures should not be viewed as substitutes for, or superior to, net income (loss) prepared in accordance with U.S. GAAP as a measure of profitability or liquidity. Some of these limitations are:
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
Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the three months ended June 30, 2025 and 2024, presented in millions of dollars. “NM” represents “not meaningful.”
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for the three months ended June 30, 2025 and 2024. This data is based on our historical financial statements included elsewhere in this Quarterly Report. Refer to “Non-GAAP Measures” and “Reconciliation of U.S. GAAP

to Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net income (loss) under U.S. GAAP.
Correction of Rebate Classification by Product Line
During the three months ended June 30, 2025, we corrected the classification of certain rebates in our net revenue by product line. The reclassification had no impact on total net revenue, operating (loss) income, net (loss) income, and earnings per share nor any other financial statement amount, and no impact on the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of stockholders’ equity, consolidated statements of cash flows, or notes to the financial statements. The below tables present the reclassified revenue by product line for the following periods:

	Consolidated
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cushioning	$32.5	$3.2	$35.7	$104.8	$3.2	$108.0
Void-Fill	43.9	(2.5)	41.4	114.7	(2.5)	112.2
Wrapping	8.5	(0..7)	7.8	25.5	(0.7)	24.8
Other	7.3	—	7.3	18.9	—	18.9
Net revenue	$92.2	$—	$92.2	$263.9	$—	$263.9

	North America
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cushioning	$8.9	$1.4	$10.3	$30.0	$1.4	$31.4
Void-Fill	25.3	(1.1)	24.2	63.7	(1.1)	62.6
Wrapping	4.6	(0.3)	4.3	13.4	(0.3)	13.1
Other	1.5	—	1.5	2.8	—	2.8
Net revenue	$40.3	$—	$40.3	$109.9	$—	$109.9

	Europe/Asia
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cushioning	$23.6	$1.8	$25.4	$74.8	$1.8	$76.6
Void-Fill	18.6	(1.4)	17.2	51.0	(1.4)	49.6
Wrapping	3.9	(0.4)	3.5	12.1	(0.4)	11.7
Other	5.8	—	5.8	16.1	—	16.1
Net revenue	$51.9	$—	$51.9	$154.0	$—	$154.0

	Consolidated
	Three Months Ended December 31, 2024			Twelve Months Ended December 31, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cushioning	$30.9	$5.0	$35.9	$135.7	$8.2	$143.9
Void-Fill	52.3	(3.7)	48.6	167.0	(6.2)	160.8
Wrapping	11.6	(1.3)	10.3	37.1	(2.0)	35.1
Other	10.2	—	10.2	29.1	—	29.1
Net revenue	$105.0	$—	$105.0	$368.9	$—	$368.9

	North America
	Three Months Ended December 31, 2024			Twelve Months Ended December 31, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cushioning	$9.0	$2.5	$11.5	$39.0	$3.9	$42.9
Void-Fill	33.5	(1.8)	31.7	97.2	(2.9)	94.3
Wrapping	6.4	(0.7)	5.7	19.8	(1.0)	18.8
Other	4.4	—	4.4	7.2	—	7.2
Net revenue	$53.3	$—	$53.3	$163.2	$—	$163.2

	Europe/Asia
	Three Months Ended December 31, 2024			Twelve Months Ended December 31, 2024
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cushioning	$21.9	$2.5	$24.4	$96.7	$4.3	$101.0
Void-Fill	18.8	(1.9)	16.9	69.8	(3.3)	66.5
Wrapping	5.2	(0.6)	4.6	17.3	(1.0)	16.3
Other	5.8	—	5.8	21.9	—	21.9
Net revenue	$51.7	$—	$51.7	$205.7	$—	$205.7

	Consolidated
	Three Months Ended March 31, 2025
	As Reported	Adjustments	As Revised
Cushioning	$30.1	$5.1	$35.2
Void-Fill	44.1	(3.8)	40.3
Wrapping	10.7	(1.3)	9.4
Other	6.3	—	6.3
Net revenue	$91.2	$—	$91.2

	North America
	Three Months Ended March 31, 2025
	As Reported	Adjustments	As Revised
Cushioning	$8.2	$2.3	$10.5
Void-Fill	26.1	(1.7)	24.4
Wrapping	6.2	(0.6)	5.6
Other	2.1	—	2.1
Net revenue	$42.6	$—	$42.6

	Europe/Asia
	Three Months Ended March 31, 2025
	As Reported	Adjustments	As Revised
Cushioning	$21.9	$2.8	$24.7
Void-Fill	18.0	(2.1)	15.9
Wrapping	4.5	(0.7)	3.8
Other	4.2	—	4.2
Net revenue	$48.6	$—	$48.6

Comparison of Second Quarter of 2025 to Second Quarter of 2024

	Three Months Ended June 30,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Net revenue	$92.3	$86.4	$5.9	6.8	3.8
Cost of sales	63.4	54.7	8.7	15.9	13.0
Gross profit	28.9	31.7	(2.8)	(8.8)	(12.0)
Selling, general and administrative expenses	28.8	27.3	1.5	5.5
Depreciation and amortization expense	8.8	8.3	0.5	6.0
Other operating expense, net	1.0	1.3	(0.3)	(23.1)
Loss from operations	(9.7)	(5.2)	(4.5)	86.5
Interest expense	8.3	5.3	3.0	56.6
Foreign currency (gain) loss	(2.6)	0.1	(2.7)	NM
Other non-operating income, net	(5.9)	(17.9)	12.0	NM
(Loss) income before income tax (benefit) expense	(9.5)	7.3	(16.8)	(230.1)
Income tax (benefit) expense	(2.0)	1.8	(3.8)	(211.1)
Net (loss) income	$(7.5)	$5.5	$(13.0)	(236.4)	(236.4)

Non-GAAP
EBITDA	$15.6	$29.3	$(13.7)	(46.8)	(48.8)
AEBITDA	$16.5	$19.6	$(3.1)	(15.8)	(18.4)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0768 USD. Refer to further discussion in "Non-GAAP Measures.

Net Revenue
The following table and the discussion that follows compares our net revenue by product line for three months ended June 30, 2025 and 2024 on a U.S. GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Three Months Ended June 30,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Cushioning	$36.8	$35.0	$1.8	5.1	0.9
Void-Fill	41.1	37.7	3.4	9.0	7.4
Wrapping	7.3	8.4	(1.1)	(13.1)	(17.9)
Other	7.1	5.3	1.8	34.0	32.1
Net revenue	$92.3	$86.4	$5.9	6.8	3.8
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0768 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue for the second quarter of 2025 was $92.3 million compared to $86.4 million for the second quarter of 2024, an increase of $5.9 million or 6.8% (3.8% on a constant currency basis) and includes a reduction of $1.2 million to void-fill net revenue for the provision for common stock warrants. Net revenue was positively impacted by increases in cushioning, void-fill, and other net revenue, partially offset by a decrease in wrapping. Cushioning increased $1.8 million, or 5.1%, to $36.8 million from $35.0 million; void-fill increased $3.4 million, or 9.0%, to $41.1 million from $37.7 million; wrapping decreased $1.1 million, or 13.1%, to $7.3 million from $8.4 million; and other net revenue increased $1.8 million, or 34.0% to $7.1 million from $5.3 million for the second quarter of 2025 compared to the second quarter of 2024. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories.
The increase in net revenue for the second quarter of 2025 compared to the second quarter of 2024 is quantified by an increase in the volume of sales of our paper consumable products of approximately 5.2%, a 1.8% increase in the sales of automated box sizing equipment, and a 3.0% increase from foreign currency fluctuations, partially offset by a 1.9% decrease in the price or mix of our paper consumable products and a 1.3% decrease from the provision for common stock warrants.
Cost of Sales
Cost of sales for the second quarter of 2025 totaled $63.4 million, an increase of $8.7 million, or 15.9% (13.0% at constant currency), compared to $54.7 million in the second quarter of 2024. We have quantified the change in cost of sales as follows:

Volume/product mix	4.6%
Production costs	8.4%
Foreign currency impacts	2.9%
Total	15.9%
The increase in cost of sales was primarily due to an increase in the volume of products sold of 4.6%, an increase in production costs of 8.4%, and an increase from fluctuations in foreign currency rates of 2.9% compared to the second quarter of 2024. Production costs include costs from materials, labor and overhead, and depreciation expense.
Operating expenses
Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the second quarter of 2025 were $28.8 million, an increase of $1.5 million, or 5.5%, from $27.3 million in the second quarter of 2024. The change in SG&A was primarily due to increases in compensation costs of $1.4 million and information technology maintenance costs of $0.7 million, partially offset by a decrease in temporary labor costs of $0.5 million compared to the second quarter of 2024.
Depreciation and Amortization Expense. Depreciation and amortization expense for the second quarter of 2025 was $8.8 million, an increase of $0.5 million, or 6.0%, from $8.3 million in the second quarter of 2024. The increase in depreciation and amortization expense was primarily due to an increase in amortization of internal-use software of $0.5 million for the second quarter of 2025 compared to the second quarter of 2024.
Other Operating Expense, Net. Other operating expense, net for the second quarter of 2025 was $1.0 million, a decrease of $0.3 million from $1.3 million in the second quarter of 2024. The decrease was due to decreased research and development expense of $0.3 million for the second quarter of 2025 compared to the second quarter of 2024.
Interest Expense
Interest expense for the second quarter of 2025 was $8.3 million, an increase of $3.0 million, or 56.6%, from $5.3 million in the second quarter of 2024. The increase was primarily due to a decrease in interest income of $3.5 million from the effects of our swap agreements during the second quarter of 2025 compared to the second quarter of 2024, partially offset by a $0.4 million decrease in amortization of deferred financing costs.
Foreign Currency (Gain) Loss
Foreign currency gain for the second quarter of 2025 was $2.6 million, a change of $2.7 million, from foreign currency loss of $0.1 million in the second quarter of 2024 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Income, Net
Other non-operating income, net for the second quarter of 2025 primarily represents a $5.8 million unrealized gain on our strategic investment in Pickle. Other non-operating income, net for the second quarter of 2024 was $17.9 million and primarily represents $16.1 million in litigation proceeds and a $5.4 million gain on the sale of patents, partially offset by a $3.5 million unrealized loss on our strategic investment in Pickle.
Income Tax (Benefit) Expense
Income tax benefit for the second quarter of 2025 was $2.0 million, or an effective tax rate of 21.5%. Income tax expense was $1.8 million in the second quarter of 2024, or an effective tax rate of 24.8%. The fluctuation in the effective tax rate between periods is primarily attributable to the impact of stock-based compensation, and the difference between the effective tax rate for the second quarter of 2025 and the combined federal and state statutory rates is primarily due to state income taxes.

EBITDA and AEBITDA
EBITDA and AEBITDA are non-GAAP measures. Refer to the section “Reconciliation of U.S. GAAP to Non-GAAP Measures.” EBITDA for the second quarter of 2025 was $15.6 million, a decrease of $13.7 million, or 46.8%, compared to $29.3 million in the second quarter of 2024. AEBITDA for the second quarter of 2025 was $16.5 million, a decrease of $3.1 million, or 15.8% (18.4% on a constant currency basis), compared to $19.6 million in the second quarter of 2024. AEBITDA for the second quarter of 2025 includes a reduction to net revenue from the provision for warrants of $1.2 million.

Segment Results of Operations - Second Quarter of 2025 and Second Quarter of 2024
We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and EBITDA by geographic region. The following tables set forth our net revenue by segment for the second quarter of 2025 and the second quarter of 2024, presented in millions of dollars:

	North America
	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Cushioning	$11.3	$10.4	$0.9	8.7
Void-Fill	25.2	22.7	2.5	11.0
Wrapping	4.1	4.4	(0.3)	(6.8)
Other	1.7	0.2	1.5	NM
Net revenue	$42.3	$37.7	$4.6	12.2
Net revenue in North America for the second quarter of 2025 totaled $42.3 million compared to $37.7 million in the second quarter of 2024. The increase of $4.6 million, or 12.2%, for the second quarter of 2025 compared to the second quarter of 2024 was attributable to an increase in cushioning sales of $0.9 million, or 8.7%, an increase in void-fill sales of $2.5 million, or 11.0%, and an increase in other net revenue of $1.5 million, partially offset by a decrease in wrapping sales of $0.3 million, or 6.8%, and a reduction of $1.1 million in void-fill net revenue from the provision for warrants. The change in net revenue for North America can be quantified by an increase in volume of 14.8% and a 3.9% increase from sales of automated box sizing equipment, partially offset by a 3.7% decrease in the price/mix of our paper consumable products and a decrease of 2.8% from the provision for warrants.

	Europe/Asia
	Three Months Ended June 30,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Cushioning	$25.5	$24.6	$0.9	3.7	(2.4)
Void-Fill	15.9	15.0	0.9	6.0	2.0
Wrapping	3.2	4.0	(0.8)	(20.0)	(30.0)
Other	5.4	5.1	0.3	5.9	3.9
Net revenue	$50.0	$48.7	$1.3	2.7	(2.7)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0768 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue in Europe/Asia for the second quarter of 2025 totaled $50.0 million compared to net revenue of $48.7 million in the second quarter of 2024. The increase of $1.3 million, or 2.7%, for the second quarter of 2025 compared to the second quarter of 2024 was attributable to an increase in cushioning sales of $0.9 million, or 3.7%, an increase in void-fill sales of $0.9 million, or 6.0%, and an increase in other net revenue of $0.3 million, or 5.9%, partially offset by a decrease in wrapping sales of $0.8 million, or 20.0%. The change in net revenue for Europe/Asia can be quantified by a 0.3% increase from the sales of automated box sizing equipment, a 0.1% increase in volume, and a 5.4% increase due to foreign currency fluctuations, partially offset by a 2.9% decrease in the price/mix of our paper consumable products and a 0.2% decrease from the provision for warrants.

The following table sets forth segment EBITDA, presented in millions of dollars:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
North America	$3.1	$5.6	$(2.5)	(44.6)
Europe/Asia	$12.5	$23.7	$(11.2)	(47.3)
North America and Europe/Asia segment EBITDA includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $7.6 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, which eliminates on a consolidated basis.
Segment EBITDA for North America was $3.1 million for the second quarter of 2025 compared to $5.6 million in the second quarter of 2024, a decrease of $2.5 million, or 44.6%. The decrease was primarily due to an increase in foreign currency loss of $8.7 million and a $6.0 million increase in costs associated with production and fulfillment, excluding depreciation. The decrease was partially offset by a $4.6 million increase in net revenue and a $8.4 million increase in non-operating income for the second quarter of 2025 compared to the second quarter of 2024. In the second quarter of 2025, we recorded a gain on our strategic investment in Pickle of $5.8 million compared to a loss of $3.5 million in the second quarter of 2024. In addition, in the second quarter of 2024, we recognized a gain on the sale of patents of $5.4 million. Intersegment royalty charges also increased $4.3 million in the second quarter of 2025 compared to the second quarter of 2024.
Segment EBITDA for Europe/Asia was $12.5 million for the second quarter of 2025 compared to $23.7 million in the second quarter of 2024, a decrease of $11.2 million, or 47.3%. The decrease was primarily due to a $20.4 million decrease in non-operating income compared to the second quarter of 2024, due to litigation proceeds of $16.1 million recorded in the second quarter of 2024 that did not reoccur in the second quarter of 2025, an increase of $4.3 million in intersegment royalties, and an increase in costs associated with production and fulfillment, excluding depreciation, of $3.1 million compared to the second quarter of 2024. Segment EBITDA was positively impacted by a $11.4 million gain on foreign currency and increased net revenue of $1.3 million in the second quarter of 2025 compared to the second quarter of 2024.
Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the six months ended June 30, 2025 and 2024, presented in millions of dollars. “NM” represents “not meaningful.”
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for the six months ended June 30, 2025 and 2024. This data is based on our historical financial statements included elsewhere in this Quarterly Report. Refer to “Non-GAAP Measures” and “Reconciliation of U.S. GAAP to Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net income (loss) under U.S. GAAP.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

	Six Months Ended June 30,				Constant Currency (Non-GAAP) % Change
	2025	2024	$ Change	% Change
Net revenue	$183.5	$171.7	$11.8	6.9	6.3
Cost of sales	123.7	107.7	16.0	14.9	14.2
Gross profit	59.8	64.0	(4.2)	(6.6)	(7.0)
Selling, general and administrative expenses	57.7	55.2	2.5	4.5
Depreciation and amortization expense	17.8	16.7	1.1	6.6
Other operating expense, net	2.0	2.1	(0.1)	(4.8)
Loss from operations	(17.7)	(10.0)	(7.7)	77.0
Interest expense	17.0	11.5	5.5	47.8
Foreign currency gain	(5.2)	(1.3)	(3.9)	NM
Other non-operating income, net	(5.9)	(17.9)	12.0	NM
Loss before income tax benefit	(23.6)	(2.3)	(21.3)	926.1
Income tax (benefit) expense	(5.2)	0.3	(5.5)	NM
Net loss	$(18.4)	$(2.6)	$(15.8)	607.7	611.5

Non-GAAP
EBITDA	$25.3	$44.7	$(19.4)	(43.4)	(44.3)
AEBITDA	$33.8	$38.8	$(5.0)	(12.9)	(13.4)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0814 USD. Refer to further discussion in "Non-GAAP Measures.

Net Revenue
The following table and the discussion that follows compares our net revenue by product line for six months ended June 30, 2025 and 2024 on a U.S. GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Six Months Ended June 30,				Constant Currency (Non-GAAP) % Change
	2025	2024	$ Change	% Change
Cushioning	$72.0	$72.3	$(0.3)	(0.4)	(1.4)
Void-Fill	81.4	70.8	$10.6	15.0	14.8
Wrapping	16.7	17.0	$(0.3)	(1.8)	(2.4)
Other	13.4	11.6	$1.8	15.5	14.7
Net revenue	$183.5	$171.7	$11.8	6.9	6.3
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0814 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue for the six months ended June 30, 2025 was $183.5 million compared to $171.7 million for the six months ended June 30, 2024, an increase of $11.8 million or 6.9% (6.3% on a constant currency basis) and includes a reduction of $2.0 million to void-fill net revenue from the provision for common stock warrants. Net revenue was positively impacted by increases in void-fill and other net revenue, partially offset by decreases in cushioning and wrapping. Cushioning decreased $0.3 million, or 0.4%, to $72.0 million from $72.3 million; void-fill increased $10.6 million, or 15.0%, to $81.4 million from $70.8 million; wrapping decreased $0.3 million, or 1.8%, to $16.7 million from $17.0 million; and other net revenue increased $1.8 million or 15.5% to $13.4 million from $11.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Other net revenue includes automated box sizing equipment and non-paper revenue from packaging systems installed in the field, such as systems accessories.
The increase in net revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is quantified by an increase in the volume of sales of our paper consumable products of approximately 8.5%, a 1.0% increase in the sales of automated box sizing equipment, and a 0.6% increase from foreign currency fluctuations, partially offset by a 2.1% decrease in the price or mix of our paper consumable products and a 1.1% decrease from the provision for common stock warrants.
Cost of Sales
Cost of sales for the six months ended June 30, 2025 totaled $123.7 million, an increase of $16.0 million, or 14.9% (14.2% at constant currency), compared to $107.7 million in the six months ended June 30, 2024. We have quantified the change in cost of sales as follows:

Volume/product mix	7.6%
Production costs	11.7%
Depreciation expense	(4.4)%
Total	14.9%
The increase in cost of sales was primarily due to an increase in the volume of products sold of 7.6%, an increase in production costs of 11.7%, partially offset by a 4.4% decrease in depreciation expense due to an increase in fully depreciated assets compared to the six months ended June 30, 2024. Production costs include costs from materials and labor and overhead.
Operating expenses
Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the six months ended June 30, 2025 were $57.7 million, an increase of $2.5 million, or 4.5%, from $55.2 million in the six months ended June 30, 2024. The change in SG&A was primarily due to increases in information technology maintenance costs of $1.5 million, stock-based compensation expense of $1.2 million, compensation of $1.1 million, and facility costs of $0.8 million, partially offset by a decrease in temporary labor of $1.0 million and professional fees of $0.7 million compared to the six months ended June 30, 2024.
Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2025 was $17.8 million, an increase of $1.1 million, or 6.0%, from $16.7 million in the six months ended June 30, 2024. The increase in depreciation and amortization expense was primarily due to a $0.9 million increase in amortization of internal-use software during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Other Operating Expense, Net. Other operating expense, net for the six months ended June 30, 2025 was $2.0 million, a decrease of $0.1 million from $2.1 million in the six months ended June 30, 2024. The decrease was due to a decrease of $0.4 million from loss from disposal of property, plant, and equipment, partially offset by a $0.3 million increase in research and development expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Interest Expense
Interest expense for the six months ended June 30, 2025 was $17.0 million, an increase of $5.5 million, or 47.8%, from $11.5 million in the six months ended June 30, 2024. The increase was primarily due to a decrease in interest income of $6.5 million from the effects of our swap agreements during the six months ended June 30, 2025 due to the expiration of our interest rate swap during the second quarter of 2024, partially offset by a $0.8 million decrease in amortization of deferred financing costs.
Foreign Currency Gain
Foreign currency gain for the six months ended June 30, 2025 was $5.2 million, a decrease of $3.9 million, from foreign currency gain of $1.3 million in the six months ended June 30, 2024 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Income, Net
Other non-operating income, net for the six months ended June 30, 2025 primarily represents a $5.8 million unrealized gain on our strategic investment in Pickle. Other non-operating income, net for the six months ended June 30, 2024 was $17.9 million and primarily represents $16.1 million in litigation proceeds and a $5.4 million gain on the sale of patents, partially offset by a $3.5 million unrealized loss on our strategic investment in Pickle.
Income Tax (Benefit) Expense
Income tax benefit for the six months ended June 30, 2025 was $5.2 million, or an effective tax rate of 22.2%. Income tax expense was $0.3 million in the six months ended June 30, 2024, or an effective tax rate of (13.3)%. The fluctuation in the effective tax rate between periods is primarily attributable to the impact of stock-based compensation, and the difference between the effective tax rate for the six months ended June 30, 2025 and the combined federal and state statutory rates is primarily due to state income taxes.
EBITDA and AEBITDA
EBITDA and AEBITDA are non-GAAP measures. Refer to the section “Reconciliation of U.S. GAAP to Non-GAAP Measures.” EBITDA for the six months ended June 30, 2025 was $25.3 million, a decrease of $19.4 million, or 43.4%, compared to $44.7 million in the six months ended June 30, 2024. AEBITDA for the six months ended June 30, 2025 was $33.8 million, a decrease of $5.0 million, or 12.9% (13.4% on a constant currency basis), compared to $38.8 million in the six months ended June 30, 2024. AEBITDA for the six months ended June 30, 2025 includes a reduction to net revenue from the provision for warrants of $2.0 million.

Segment Results of Operations - Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024
We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and EBITDA by geographic region. The following tables set forth our net revenue by segment for the six months ended June 30, 2025 and the six months ended June 30, 2024, presented in millions of dollars:

	North America
	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Cushioning	$21.8	$21.1	$0.7	3.3
Void-Fill	49.6	38.4	11.2	29.2
Wrapping	9.7	8.8	0.9	10.2
Other	3.8	1.3	2.5	NM
Net revenue	$84.9	$69.6	$15.3	22.0
Net revenue in North America for the six months ended June 30, 2025 totaled $84.9 million compared to net revenue in North America of $69.6 million in the six months ended June 30, 2024. The increase of $15.3 million, or 22.0%, was attributable to an increase in cushioning sales of $0.7 million, or 3.3%, an increase in void-fill sales of $11.2 million, or 29.2%, an increase in wrapping sales of $0.9 million, or 10.2%, and an increase in other net revenue of $2.5 million. The increase in void-fill was partially offset by a reduction of $1.9 million from the provision for warrants. The change in net revenue for North America can be quantified by an increase in volume of 28.3% and a 3.6% increase from sales of automated box sizing equipment, partially offset by a 7.2% decrease in the price/mix of our paper consumable products and a decrease of 2.7% from the provision for warrants.

	Europe/Asia
	Six Months Ended June 30,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Cushioning	$50.2	$51.2	$(1.0)	(2.0)	(3.3)
Void-Fill	31.8	32.4	(0.6)	(1.9)	(2.2)
Wrapping	7.0	8.2	(1.2)	(14.6)	(15.9)
Other	9.6	10.3	(0.7)	(6.8)	(7.8)
Net revenue	$98.6	$102.1	$(3.5)	(3.4)	(4.4)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0814 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue in Europe/Asia for the six months ended June 30, 2025 totaled $98.6 million compared to net revenue of $102.1 million in the six months ended June 30, 2024. The decrease of $3.5 million, or 3.4% (4.4% on a constant currency basis), was attributable to a decrease in cushioning sales of $1.0 million, or 2.0%, a decrease in void-fill sales of $0.6 million, or 1.9% and a decrease in wrapping sales of $1.2 million, or 14.6%, and a decrease in other net revenue of $0.7 million, or 6.8%. The change in net revenue for Europe/Asia can be quantified by a decrease in volume of 0.4%, a 3.0% decrease in the price/mix of our paper consumable products, a 0.9% decrease from the sales of automated box sizing equipment, and a decrease of 0.1% from the provision for warrants, partially offset by a 1.0% increase due to foreign currency fluctuations.
The following table sets forth segment EBITDA, presented in millions of dollars:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
North America	$8.1	$9.1	$(1.0)	(11.0)
Europe/Asia	$17.2	$35.6	$(18.4)	(51.7)
North America and Europe/Asia segment EBITDA includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $12.8 million and $6.9 million for the six months ended June 30, 2025 and 2024, respectively, which eliminates on a consolidated basis.
Segment EBITDA for North America was $8.1 million for the six months ended June 30, 2025 compared to $9.1 million in the six months ended June 30, 2024, a decrease of $1.0 million, or 11.0%. The decrease was primarily due to an increase in foreign currency loss of $6.5 million, an increase in information technology maintenance costs of $1.5 million, and an increase in non-manufacturing employee compensation of $1.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was partially offset by a $9.8 million increase in non-operating income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. In the six months ended June 30, 2025, we recorded a gain on our strategic investment of Pickle of $5.8 million compared to a $3.5 million loss on our investment in Pickle in the six months ended June 30, 2024. In addition, in the six months ended June 30, 2024, we recognized a gain on the sale of patents of $5.4 million. Intersegment royalty charges also increased $5.9 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Segment EBITDA for Europe/Asia was $17.2 million for the six months ended June 30, 2025 compared to $35.6 million in the six months ended June 30, 2024, a decrease of $18.4 million, or 51.7%. The decrease was primarily due to a $22.0 million decrease in non-operating income, primarily due to litigation proceeds of $16.1 million recorded in the six months ended June 30, 2024 that did not reoccur in the six months ended June 30, 2025 and an increase of $5.9 million in intersegment royalties. In the six months ended June 30, 2025, net sales decreased $3.6 million, while costs associated with production and fulfillment, excluding depreciation, increased $3.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Segment EBITDA was positively impacted by an $11.8 million gain on foreign currency for the six months ended June 30, 2025.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Constant Currency (Non-GAAP) % Change (6)
	2025	2024	$ Change	% Change
Net (loss) income	$(7.5)	$5.5	$(13.0)	(236.4)	(236.4)

Depreciation and amortization expense – COS	8.0	8.4	(0.4)	(4.8)
Depreciation and amortization expense – D&A	8.8	8.3	0.5	6.0
Interest expense	8.3	5.3	3.0	56.6
Income tax (benefit) expense	(2.0)	1.8	(3.8)	(211.1)
EBITDA(1)	15.6	29.3	(13.7)	(46.8)	(48.8)

Adjustments(2):
Foreign currency (gain) loss	(2.6)	0.1	(2.7)	NM
Non-cash impairment losses	0.2	0.2	—	—
M&A, restructuring, severance	3.6	1.5	2.1	140.0
Stock-based compensation expense	2.0	1.5	0.5	33.3
Amortization of cloud-based software implementation costs(3)	1.0	0.9	0.1	11.1
Cloud-based software implementation costs(4)	0.8	0.7	0.1	14.3
SOX remediation costs	0.3	2.4	(2.1)	(87.5)
Gain on sale of patents	—	(5.4)	5.4	(100.0)
Patent litigation settlement	—	(16.1)	16.1	(100.0)
Unrealized (gain) loss on strategic investments	(5.8)	3.5	(9.3)	(265.7)
Other adjustments(5)	1.4	1.0	0.4	40.0
AEBITDA(1)	$16.5	$19.6	$(3.1)	(15.8)	(18.4)
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
(5)In the second quarter of 2025, Other adjustments includes non-recurring excess above market procurement costs and other insignificant items. In the second quarter of 2024, Other adjustments represents primarily non-recurring costs incurred from the outsourcing of paper conversion services and other insignificant items.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0768 USD. Refer to further discussion in “Non-GAAP Measures.”

	Six Months Ended June 30,				Constant Currency (Non-GAAP) % Change (6)
	2025	2024	$ Change	% Change
Net loss	$(18.4)	$(2.6)	$(15.8)	(607.7)	(611.5)

Depreciation and amortization expense – COS	14.1	18.8	(4.7)	(25.0)
Depreciation and amortization expense – D&A	17.8	16.7	1.1	6.6
Interest expense	17.0	11.5	5.5	47.8
Income tax (benefit) expense	(5.2)	0.3	(5.5)	NM
EBITDA(1)	25.3	44.7	(19.4)	(43.4)	(44.3)

Adjustments(2):
Foreign currency gain	(5.2)	(1.3)	(3.9)	NM
Non-cash impairment losses	0.2	0.6	(0.4)	(66.7)
M&A, restructuring, severance	6.5	2.4	4.1	170.8
Stock-based compensation expense	4.1	2.8	1.3	46.4
Amortization of cloud-based software implementation costs(3)	1.9	1.8	0.1	5.6
Cloud-based software implementation costs	1.4	1.2	0.2	16.7
SOX remediation costs(4)	0.9	3.2	(2.3)	(71.9)
Gain on sale of patents	—	(5.4)	5.4	(100.0)
Patent litigation settlement	—	(16.1)	16.1	(100.0)
Unrealized (gain) loss on strategic investments	(5.8)	3.5	(9.3)	(265.7)
Other adjustments(5)	4.5	1.4	3.1	221.4
AEBITDA(1)	$33.8	$38.8	$(5.0)	(12.9)	(13.4)
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
(5)In the six months ended June 30, 2025, Other adjustments includes non-recurring warehouse and transitory costs incurred related to conversion services, non-recurring excess above market procurement costs, and other insignificant items. In the six months ended June 30, 2024, Other adjustments represents primarily non-recurring costs incurred from the outsourcing of paper conversion services, legal expenses and fees related to the Company’s patent litigation which was settled in the second quarter of 2024, and other insignificant items.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0814 USD. Refer to further discussion in “Non-GAAP Measures.”

Liquidity and Capital Resources
We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our $49.2 million in cash and cash equivalents as of June 30, 2025 and cash flows from operations, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements.
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
Including finance lease liabilities and equipment financing and excluding deferred financing costs, we had $412.3 million in debt, $5.4 million of which was classified as short-term, as of June 30, 2025, compared to $415.7 million in debt, $5.6 million of which was classified as short-term, as of December 31, 2024. At June 30, 2025, we did not have amounts outstanding under our $50.0 million revolving credit facility, and we had no borrowings under such facility through August 5, 2025. No mandatory prepayments were required under our Facilities and the Company was in compliance with all debt covenants as of June 30, 2025.
Debt Profile
The material terms of the Facilities are summarized in Note 7 — Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and under the heading “Liquidity and Capital Resources — Debt Profile” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 10-K. The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of June 30, 2025 and December 31, 2024, was 8.80% and 8.85%, respectively.
The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of June 30, 2025, we had $3.5 million committed to outstanding letters of credit, leaving net availability of $46.5 million under the Revolving Facility.
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
Cash Flows
The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(4.9)	$24.8
Net cash used in investing activities	(19.8)	(19.1)
Net cash used in financing activities	(4.9)	(1.6)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.7	(1.0)
Net (Decrease) Increase in Cash and Cash Equivalents	(26.9)	3.1
Cash and Cash Equivalents, beginning of period	76.1	62.0
Cash and Cash Equivalents, end of period	$49.2	$65.1

Cash Flows (Used in) Provided by Operating Activities
Net cash used in operating activities was $4.9 million in the six months ended June 30, 2025. Cash provided by operating activities was $24.8 million in the six months ended June 30, 2024. The changes in operating cash flows are largely due to the increased net loss, primarily due to the non-recurring patent litigation settlement of $16.1 million in the second quarter of 2024. Non-cash adjustments decreased $13.5 million due primarily to the changes in unrealized (gain) loss on strategic investments, deferred income taxes, and foreign currency gain for the current period compared with prior year. Working capital adjustments also decreased, primarily due to inventory builds as of the second quarter of 2025 and timing of payments on accounts payable and collections on accounts receivable as of June 30, 2025.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $19.8 million and $19.1 million in the six months ended June 30, 2025 and 2024, respectively, and reflects cash used for production of converter equipment, purchases of machinery and equipment and cash paid for investments in Pickle. Net cash used in investing activities in the six ended June 30, 2024 also included $5.4 million in proceeds from sale of patents.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $4.9 million and $1.6 million in the six months ended June 30, 2025 and 2024, respectively, and reflects principal payments on our term loans, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and payments on our equipment financing arrangement, partially offset by proceeds from our hedging instruments.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $2.0 million impact on our cash interest expense for the six months ended June 30, 2025.
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
For the six months ended June 30, 2025, net revenue denominated in currencies other than USD amounted to $98.6 million or 54% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the six months ended June 30, 2025 to increase or decrease by approximately $9.9 million.
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
The Company expects that we will have remediated certain material weaknesses as described in the 2024 10-K by the end of calendar year 2025. For management to consider a material weakness remediated the related controls are required to operate effectively as anticipated for a minimum period and we may not be able to demonstrate through testing that these controls have been operating effectively for a sufficient period of time to achieve remediation. Progress has been made against management’s plan to remediate these material weaknesses. As the Company is executing its remediation plan in 2025, changes to the timing of remediation activities and delays may be experienced that could delay when the material weakness is considered remediated. Controls may be functioning as expected by the end of 2025 but may not function in their final state for a minimum period in 2025. As part of its remediation plan, management expects to put mitigating controls in place to minimize risk associated with any unresolved material weaknesses.
Changes in Internal Control Over Financial Reporting

In response to the material weaknesses described in the 2024 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

4.1
Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019)

4.2
Warrant to Purchase Common Stock of Ranpak Holdings Corp. by and between Ranpak Holdings Corp. and Amazon.com NV Investment Holdings LLC, dated as of January 28, 2025 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 29, 2025)

10.1
Separation Agreement and General Release by and between the Company and Mark Siebert, dated May 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 8, 2025)

10.2**
Employment Agreement by and between the Company and Paul Aram, dated July 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on July 3, 2025)

10.3
Separation Agreement and General Release by and between the Company and Eric Laurensse, dated June 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on July 3, 2025)

10.4
Separation Agreement and General Release by and between the Company and Antonio Grassotti, dated July 2, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on July 3, 2025)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Ranpak Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________________________________
*Filed herewith
**    Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions are both not material and are the type of information that the registrant treats as private or confidential. The registrant agrees to supplementally furnish an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ranpak Holdings Corp.

Date:	August 5, 2025	By:	/s/ William Drew
William Drew
Executive Vice President and Chief Financial Officer