Form 10-Q
period 2025-09-30
Ranpak Holdings Corp.
filed 2025-10-30
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2025, the registrant had 84,375,870 of its Class A common shares, $0.0001 par value per share, outstanding.

1

Ranpak Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2025
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements
Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024

Unaudited Condensed Consolidated Balance Sheets – September 30, 2025 and December 31, 2024

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Loss
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net product revenue	$83.6	$78.6	$239.0	$223.9
Machine lease revenue	16.0	13.6	44.1	40.0
Net revenue	99.6	92.2	283.1	263.9
Cost of product sales	57.6	53.9	168.9	148.1
Cost of leased machines	7.6	3.9	20.0	17.4
Gross profit	34.4	34.4	94.2	98.4
Selling, general and administrative expenses	29.6	28.8	87.3	84.0
Depreciation and amortization expense	9.2	8.2	27.0	24.9
Other operating expense, net	1.3	1.6	3.3	3.7
Loss from operations	(5.7)	(4.2)	(23.4)	(14.2)
Interest expense	8.7	9.3	25.7	20.8
Foreign currency loss (gain)	0.2	0.2	(5.0)	(1.1)
Other non-operating income, net	—	(3.1)	(5.9)	(21.0)
Loss before income tax benefit	(14.6)	(10.6)	(38.2)	(12.9)
Income tax benefit	(4.2)	(2.5)	(9.4)	(2.2)
Net loss	$(10.4)	$(8.1)	$(28.8)	$(10.7)

Basic and diluted loss per share	$(0.12)	$(0.10)	$(0.34)	$(0.13)

Weighted average number of shares outstanding – basic and diluted	84,363,456	83,227,887	84,114,278	82,994,759

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$0.8	$3.6	$(6.4)	$1.4
Interest rate swap adjustments	—	—	—	(3.4)
Cross-currency swap adjustments	0.1	—	(1.1)	—
Total other comprehensive income (loss), before tax	0.9	3.6	(7.5)	(2.0)
Provision (benefit) for income taxes related to other comprehensive income (loss)	0.2	(0.8)	(6.8)	(0.8)
Total other comprehensive income (loss), net of tax	0.7	4.4	(0.7)	(1.2)
Comprehensive loss, net of tax	$(9.7)	$(3.7)	$(29.5)	$(11.9)
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$49.9	$76.1
Accounts receivable, net	46.5	43.9
Inventories	36.0	21.7
Income tax receivable	10.0	1.8
Prepaid expenses and other current assets	4.3	7.7
Total current assets	146.7	151.2
Property, plant and equipment, net	142.6	137.6
Operating lease right-of-use assets, net	24.9	20.9
Goodwill	457.0	443.7
Intangible assets, net	298.9	312.2
Deferred tax assets	0.1	0.1
Other assets	59.4	38.5
Total assets	$1,129.6	$1,104.2
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$34.6	$26.9
Accrued liabilities and other	24.9	28.5
Current portion of long-term debt	5.9	5.6
Operating lease liabilities, current	3.9	4.0
Deferred revenue	8.9	3.4
Total current liabilities	78.2	68.4
Long-term debt	397.2	400.8
Deferred tax liabilities	57.4	62.0
Derivative instruments	32.7	1.3
Operating lease liabilities, non-current	25.1	20.8
Other liabilities	1.2	2.8
Total liabilities	591.8	556.1
Commitments and contingencies – Note 13
Shareholders’ equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; shares issued and outstanding: 84,365,754 and 83,267,367 at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	718.8	699.6
Accumulated deficit	(174.1)	(145.3)
Accumulated other comprehensive loss	(6.9)	(6.2)
Total shareholders’ equity	537.8	548.1
Total liabilities and shareholders’ equity	$1,129.6	$1,104.2
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A
	Shares	Amount
Balance at December 31, 2024	83,267,367	$—	$699.6	$(145.3)	$(6.2)	$548.1
Stock-based awards vested and distributed	943,902	—	(1.2)	—	—	(1.2)
Director shares issued	11,060	—	—	—	—	—
Amortization of restricted stock units	—	—	2.1	—	—	2.1
Initial vesting of common stock warrants	—	—	6.0	—	—	6.0
Provision for common stock warrants	—	—	0.8	—	—	0.8
Net loss	—	—	—	(10.9)	—	(10.9)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance at March 31, 2025	84,222,329	$—	$707.3	$(156.2)	$(7.0)	$544.1
Stock-based awards vested and distributed	3,500	—	—	—	—	—
Director shares issued	120,190	—	—	—	—	—
Amortization of restricted stock units	—	—	2.0	—	—	2.0
Provision for common stock warrants	—	—	1.0	—	—	1.0
Net loss	—	—	—	(7.5)	—	(7.5)
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Balance at June 30, 2025	84,346,019	$—	$710.3	$(163.7)	$(7.6)	$539.0
Stock-based awards vested and distributed	4,198	—	—	—	—	—
Director shares issued	15,537	—	—	—	—	—
Amortization of restricted stock units	—	—	2.1	—	—	2.1
Initial vesting of common stock warrants	—	—	5.7	—	—	5.7
Provision for common stock warrants	—	—	0.7	—	—	0.7
Net loss	—	—	—	(10.4)	—	(10.4)
Other comprehensive income	—	—	—	—	0.7	0.7
Balance at September 30, 2025	84,365,754	$—	$718.8	$(174.1)	$(6.9)	$537.8
_____________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	79,684,170	$—	2,921,099	$—	$693.7	$(123.8)	$2.1	$572.0
Stock-based awards vested and distributed	353,622	—	—	—	(0.4)	—	—	(0.4)
Director shares issued	16,110	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	(8.1)	—	(8.1)
Other comprehensive loss	—	—	—	—	—	—	(4.8)	(4.8)
Balance at March 31, 2024	80,053,902	$—	2,921,099	$—	$694.6	$(131.9)	$(2.7)	$560.0
Stock-based awards vested and distributed	7,500	—	—	—	—	—	—	—
Director shares issued	228,510	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.5	—	—	1.5
Net income	—	—	—	—	—	5.5	—	5.5
Other comprehensive loss	—	—	—	—	—	—	(0.8)	(0.8)
Balance at June 30, 2024	80,289,912	$—	2,921,099	$—	$696.1	$(126.4)	$(3.5)	$566.2
Stock-based awards vested and distributed	7,500	—	—	—	—	—	—	—
Director shares issued	12,352	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	1.8	—	—	1.8
Net loss	—	—	—	—	—	(8.1)	—	(8.1)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Balance at September 30, 2024	80,309,764	$—	2,921,099	$—	$697.9	$(134.5)	$0.9	$564.3
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(28.8)	$(10.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49.7	49.4
Amortization of deferred financing costs	0.9	2.1
Loss on disposal of property, plant, and equipment	0.2	0.9
Gain on sale of patents	—	(5.4)
Deferred income taxes	—	2.6
Amortization of initial value of interest rate swap	—	(1.2)
Foreign currency gain	(5.0)	(1.1)
Stock-based compensation expense	6.2	4.6
Provision for common stock warrants	2.8	—
Amortization of cloud-based software implementation costs	3.0	2.6
Unrealized (gain) loss on strategic investments	(5.8)	0.4
Changes in operating assets and liabilities:
Accounts receivable	0.5	(6.0)
Inventories	(13.2)	(5.0)
Income tax receivable	(8.1)	(10.1)
Prepaid expenses and other current assets	4.5	(1.6)
Accounts payable	6.8	6.2
Accrued liabilities and other	(7.4)	7.7
Change in other assets and liabilities	(2.7)	(0.5)
Net cash provided by operating activities	3.6	34.9
Cash Flows from Investing Activities
Purchases of converter equipment	(21.6)	(21.3)
Purchases of other property, plant, and equipment	(3.5)	(4.0)
Proceeds from sale of patents	—	5.4
Cash paid for strategic investments	(2.5)	(4.8)
Net cash used in investing activities	(27.6)	(24.7)
Cash Flows from Financing Activities
Principal payments on term loans	(3.1)	(0.8)
Proceeds from hedging instruments	0.4	—
Proceeds from financing arrangements	1.1	0.7
Payments on financing arrangements	(0.7)	(0.9)
Payments on finance lease liabilities	(1.8)	(0.9)
Tax payments for withholdings on stock-based awards distributed	(1.2)	(0.4)
Net cash used in financing activities	(5.3)	(2.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.1	(0.4)
Net (Decrease) Increase in Cash and Cash Equivalents	(26.2)	7.5
Cash and Cash Equivalents, beginning of period	76.1	62.0
Cash and Cash Equivalents, end of period	$49.9	$69.5
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
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2024, 2023, and 2022, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 10-K”). The three months ended September 30, 2025 and 2024 may be further referred to herein as the “third quarter” of 2025 and 2024, respectively.
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
Foreign Currency — The Company is subject to currency translation exposure because the operations of its subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in foreign currency (gains) losses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. In turn, subsidiary income statement balances that are denominated in currencies other than U.S. dollars (“USD”) are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period-end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
Recently Issued Accounting Standards — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
will require us to provide a tabular rate reconciliation that reconciles income tax attributable to continuing operations to the statutory federal income tax applied to our pre-tax income from continuing operations, including the nature and amount of significant reconciling items, and will require disclosure of additional disaggregated information on income taxes paid. ASU 2023-09 will become effective for us for annual periods beginning after December 15, 2024, with early adoption permitted. We expect to begin providing the additional disclosures required under this standard beginning with our Annual Report on Form 10-K for the year ending December 31, 2025.
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
In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation and Revenue from Contracts with Customers (“ASU 2025-04”), which clarifies the guidance for accounting for share-based payments to customers, including the treatment of vesting conditions tied to customer purchases and the requirement to estimate forfeitures. ASU 2025-04 will become effective for us for annual periods beginning after December 15, 2026, with early adoption permitted. We have evaluated the new guidance and determined that our current accounting policies for share-based payments to customers are consistent with the clarifications provided. As such, we anticipate that the adoption of ASU 2025‑04 will not have an impact on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (“ASU 2025-05”), which introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20, Financial Instruments - Credit Losses, to current accounts receivable and contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 will become effective for us for reporting periods beginning after December 15, 2025, with early adoption permitted. We are in the process of evaluating the impact of future adoption of this standard on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which modernizes the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. ASU 2025-06 will become effective for us for reporting periods beginning after December 15, 2027, with early adoption permitted. We are in the process of evaluating the impact of future adoption of this standard on our consolidated financial statements.
Note 3 — Supplemental Balance Sheet Data and Cash Flow Information
Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market account, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market account was approximately $16.8 million and $40.9 million at September 30, 2025 and December 31, 2024, respectively. The fair value of our money market account is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.
Accounts Receivable, net — The components of accounts receivable, net were as follows:

	September 30, 2025	December 31, 2024
Accounts receivable	$47.3	$44.4
Allowance for doubtful accounts	(0.8)	(0.5)
Accounts receivable, net	$46.5	$43.9
One customer’s accounts receivable balance represented 26.1% and 33.5% of our accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Inventories — The components of inventories were as follows:

	September 30, 2025	December 31, 2024
Raw materials	$16.5	$12.5
Work-in-process	6.6	—
Finished goods	12.9	9.2
Inventories	$36.0	$21.7
Property, Plant, and Equipment, net — The following table details our property, plant, and equipment, net:

	September 30, 2025	December 31, 2024
Land	$2.4	$2.4
Buildings and improvements	12.8	12.5
Leasehold improvements	22.8	20.7
Machinery and equipment	42.9	39.6
Computer and office equipment	19.8	18.7
Converting machines	250.9	222.0
Total property, plant, and equipment	351.6	315.9
Accumulated depreciation	(209.0)	(178.3)
Property, plant, and equipment, net	$142.6	$137.6
We did not capitalize any interest in the periods presented. Depreciation expense recorded in cost of sales, which includes the cost of product sales and cost of leased machines, and depreciation and amortization expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$8.6	$5.7	$22.7	$24.5
Depreciation and amortization expense	2.0	0.9	5.4	3.1
Total depreciation expense	$10.6	$6.6	$28.1	$27.6
Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	September 30, 2025	December 31, 2024
Employee compensation	$7.0	$4.7
Taxes	5.1	7.9
Professional fees	4.1	2.2
Bonus	3.2	8.0
Interest	—	1.2
Warranty reserve	0.6	0.9
Current portion of cross-currency swaps	1.6	—
Other	3.3	3.6
Accrued liabilities and other	$24.9	$28.5

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Supplemental Cash Flow Information — Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Interest paid	$28.6	$23.0
Income taxes paid	$1.6	$2.9
Non-cash investing activities
Capital expenditures in accounts payable	$1.8	$0.8
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following tables present segment operating results by reportable segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	North America	Europe/Asia	Consolidated	North America	Europe/Asia	Consolidated
Net product revenue	$37.2	$46.4	$83.6	$109.1	$129.9	$239.0
Machine lease revenue	7.5	8.5	16.0	20.5	23.6	44.1
Net revenue	44.7	54.9	99.6	129.6	153.5	283.1
Less:
Cost of sales excluding depreciation and amortization	29.0	27.6		85.5	80.7
Compensation expense(1)	11.5	14.1		37.4	41.1
Professional fees	4.3	0.8		8.8	2.6
Stock-based compensation	1.6	0.5		4.7	1.5
Other operating expense, net	0.8	0.5		2.4	0.9
Foreign currency loss (gain)	—	0.2		6.6	(11.6)
Other (income) expense, net(2)	(3.8)	3.8		(22.5)	16.6
Other segment items(3)	(1.7)	(1.5)		(4.4)	(4.4)
Segment profit	$3.0	$8.9	$11.9	$11.1	$26.1	$37.2

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			8.6			22.7
Depreciation and amortization expense			9.2			27.0
Interest expense			8.7			25.7
Loss before income tax benefit			$(14.6)			$(38.2)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $3.8 million and $16.6 million for the three and nine months ended September 30, 2025, respectively, which eliminates between the segments on a consolidated basis. In addition, in North America, for the nine months ended September 30, 2025, includes a $5.8 million gain on investment in Pickle.

(3) Includes labor and overhead allocation to cost of sales, information technology maintenance costs, amortization of cloud-based software, travel, and other insignificant items.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	North America	Europe/Asia	Consolidated	North America	Europe/Asia	Consolidated
Net product revenue	$33.9	$44.7	$78.6	$91.3	$132.6	$223.9
Machine lease revenue	6.4	7.2	13.6	18.6	21.4	40.0
Net revenue	40.3	51.9	92.2	109.9	154.0	263.9
Less:
Cost of sales excluding depreciation and amortization	25.6	26.5		64.9	76.1
Compensation expense(1)	12.5	13.6		36.9	39.5
Professional fees	2.0	1.0		6.9	3.0
Stock-based compensation	1.3	0.5		3.4	1.2
Other operating expense, net	1.4	0.3		3.4	0.3
Foreign currency (gain) loss	(0.9)	1.1		(0.8)	(0.3)
Other (income) expense, net(2)	(8.4)	5.3		(17.1)	(3.9)
Other segment items(3)	(1.5)	(0.7)		(5.1)	(1.8)
Segment profit	$8.3	$4.3	$12.6	$17.4	$39.9	$57.3

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			5.7			24.5
Depreciation and amortization expense			8.2			24.9
Interest expense			9.3			20.8
Loss before income tax benefit			$(10.6)			$(12.9)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $5.3 million and $12.2 million in the three and nine months ended September 30, 2024, respectively, which eliminates between the segments on a consolidated basis. In addition, in the three months ended September 30, 2024, in North America, also includes non-operating income comprised primarily of a $3.1 million gain on our investment in Pickle, and in the nine months ended September 30, 2024, in North America, includes non-operating income comprised primarily of a $5.4 million gain on sale of patents, partially offset by a $0.4 million loss on our investment in Pickle, and, in Europe/Asia, includes non-operating income comprised primarily of a $16.1 million gain on the patent litigation settlement.

(3) Includes labor and overhead allocation to cost of sales, information technology maintenance costs, amortization of cloud-based software, travel, and other insignificant items.
The following table presents our long-lived assets by segment:

	September 30, 2025	December 31, 2024
North America	$76.3	$80.1
Europe/Asia	91.2	78.4
Total long-lived assets	$167.5	$158.5

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table presents our capital expenditures by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$3.8	$2.6	$11.3	$9.9
Europe/Asia	4.0	3.0	13.8	15.4
Capital expenditures for property, plant, and equipment	$7.8	$5.6	$25.1	$25.3
Note 5 — Contracts with Customers
During the three and nine months ended September 30, 2025, one customer comprised 12.4% and 11.9% of our total net revenue, respectively. During the three months ended September 30, 2024, one customer comprised 10.6% of our total net revenue, and during the nine months ended September 30, 2024 no customers exceeded 10% of net revenue. We have forms of variable consideration present in our contracts with customers, including rebates on volume and other discounts. Charges for rebates and other allowances were approximately 10% of net revenue in each of the three and nine months ended September 30, 2025, and 11% in each of the three and nine months ended September 30, 2024.
Warrant Agreements with Customers — On January 28, 2025 and August 22, 2025, the Company entered into separate equity agreements with two of our customers for the grant of non-voting common stock warrants that vest based on aggregate payments received on the sale of certain goods and services. The grant date fair value of the warrants is accounted for as consideration paid to the customers, which is recorded as a reduction of revenue ratably over the term of the agreements based on sales to the customers. The Company recorded assets of $6.0 million on January 28, 2025 and $5.7 million on August 22, 2025 related to warrants that immediately vested under the agreements. The warrant-related assets are recognized as a reduction of revenue over the term of the related contract. As of September 30, 2025, $0.9 million was included in Prepaid expenses and other current assets and $10.6 million was included in Other assets on the Unaudited Condensed Consolidated Balance Sheets related to these warrants. See additional discussion in Note 17.
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

	September 30, 2025	December 31, 2024
Contract Assets	$3.1	$2.1
Contract Liabilities	$8.9	$3.4
Note 6 — Goodwill and Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment:

	North America	Europe/Asia	Total
Balance at December 31, 2024	$338.8	$104.9	$443.7
Currency translation	—	13.3	13.3
Balance at September 30, 2025	$338.8	$118.2	$457.0
Intangible Assets, net
Finite-lived or amortizable intangible assets consist of patented and unpatented technology, customer/distributor relationships, and other intellectual property.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	September 30, 2025
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	9	$205.8	$(86.7)	$119.1
Patented/unpatented technology	5	171.8	(98.4)	73.4
Intellectual property	6	0.5	(0.3)	0.2
Total definite-lived intangible assets	7	378.1	(185.4)	192.7
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$484.3	$(185.4)	$298.9

	December 31, 2024
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	9	$192.5	$(71.5)	$121.0
Patented/unpatented technology	6	171.5	(86.7)	84.8
Intellectual property	6	0.5	(0.3)	0.2
Total definite-lived intangible assets	8	364.5	(158.5)	206.0
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$470.7	$(158.5)	$312.2
The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at September 30, 2025:

Year	Amount
2025 (Remaining three months)	$7.3
2026	28.8
2027	28.6
2028	28.6
2029	25.2
Thereafter	74.2
$192.7
Amortization expense was $7.2 million and $7.3 million in the third quarter of 2025 and 2024, respectively, and $21.6 million and $21.8 million, in the nine months ended September 30, 2025 and 2024, respectively.
Note 7 — Long-Term Debt
On December 19, 2024, the Company entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of September 30, 2025 and December 31, 2024 was 8.80%, and the effective interest rate was 9.30%.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
As of September 30, 2025, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of September 30, 2025, we had $5.9 million committed to outstanding letters of credit, leaving net availability of $44.1 million under the Revolving Facility.
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
The Revolving Facility requires the Borrowers to maintain a maximum First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) at a level equal to 7.65:1.00. This “springing” financial covenant will be tested on the last day of each fiscal quarter, but only if on such date the sum of (i) the principal amount of outstanding revolving loans under the Revolving Facility and (ii) unreimbursed drawings on letters of credit under the Revolving Facility, net of certain unrestricted cash amounts, exceeds 40% of the total revolving commitments under the Revolving Facility.
The 2024 Credit Agreement also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Borrowers, their restricted subsidiaries, and where applicable, Holdings, to: (i) incur additional indebtedness, issued disqualified stock and make guarantees; (ii) incur liens on assets; (iii) engage in mergers or consolidations or fundamental changes or asset sales; (v) pay dividends and distributions or repurchase capital stock; (vii) make investments, loans and advances, including acquisitions; (viii) amend or otherwise alter organizational documents and other material agreements; (ix) enter into certain agreements that would restrict the ability to incur liens on assets or restrict our ability to pay dividends, make loans or transfer assets among the Company’s subsidiaries; (x) prepay, redeem or purchase certain junior indebtedness; and (xi) enter into sale-leaseback transactions. The aforementioned restrictions are subject to certain exceptions, including customary exceptions that grant the Borrower continued flexibility to operate and develop its businesses. The 2024 Credit Agreement also contains certain customary representations and warranties, events of default and affirmative covenants, including covenants governing transactions with affiliates and permitted activities of the direct parent holding company of the U.S. Borrower other than passively holding the equity interest in the U.S. Borrower, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of September 30, 2025.
Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
Term Facility	$406.9	$410.0
Finance lease liabilities	3.4	4.3
Financing arrangements	1.7	1.4
Deferred financing costs, net	(8.9)	(9.3)
Total debt	403.1	406.4
Less: current portion of long-term debt	(4.3)	(4.0)
Less: current portion of finance lease liabilities	(1.6)	(1.6)
Long-term debt	$397.2	$400.8

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Deferred financing costs represent costs incurred in connection with the issuance or amendment of our debt agreements, and are amortized over the terms of the related debt and recognized as a component of interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Deferred financing costs related to our term loans are included in long-term debt on the Unaudited Condensed Consolidated Balance Sheets. Deferred financing costs related to our revolving facilities are included in other assets.
Note 8 — Derivative Instruments
We use derivatives as part of the normal business operations to manage our exposure to fluctuations in foreign currency rates on USD-denominated debt held by subsidiaries with a functional currency other than USD and fluctuations in foreign currency translation associated with our global business presence.
Net Investment Hedges
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we enter into fixed-to-fixed cross-currency rate swap contracts between the Euro and U.S. dollar designated as hedges and accounted for as net investment hedges. In May 2024, we entered into a fixed-for-fixed cross-currency swap, whereby the November 2022 Swap was effectively terminated and voluntarily de-designated, and the modified swap (the “May 2024 Swap”) converted notional amounts of $80.0 million at 5.84% for €78.4 million at 4.54%. In May 2025, we entered into a fixed-for-fixed cross-currency swap, whereby the May 2024 Swap was effectively terminated and voluntarily de-designated, and the modified swap (the “May 2025 Swap”) converted notional amounts of $80.0 million at 5.84% for €80.0 million at 4.12%.
On January 15, 2025, we entered into a variable-for-variable cross-currency swap contract between the Euro and U.S. Dollar to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, with notional amounts of approximately $80.0 million and €77.9 million, respectively, and that we designated as a hedge and accounted for as a net investment hedge (the “January 2025 Swap”). The January 2025 swap is settled monthly at floating rates based on SOFR plus 4.5% and EURIBOR plus 4.69%, respectively, on the first of every month.
The component of the gains or losses on our net investment in these designated foreign operations driven by changes in foreign exchange rates are economically partly offset by movements in the fair value of our cross-currency swap contracts. The fair value of the swaps is calculated each period, with changes in fair value recorded in currency translation in other comprehensive income (loss) and accumulated other comprehensive income (loss). Components of the May 2025 Swap and the January 2025 Swap excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest (income) expense over the life of these swaps to maturity on September 1, 2027 and February 1, 2028, respectively.
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
The foreign currency gains and losses on the portion of the term loan held by the Dutch Borrower are driven by changes in foreign exchange rates and are economically partly offset by movements in the fair value of our cross-currency swap contracts. Fair value of the swap is calculated each period, with the impact of changes in foreign currency spot rates on the cross-currency swap notional amount reported in foreign currency (gain) loss each period, while all other changes are reported in other comprehensive income (loss). The components of the swap that are excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest expense over the life of the swap to maturity on February 1, 2028.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table summarizes the total fair values of derivative assets and liabilities and the respective classification in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. The net amount of derivatives can be reconciled to the tabular disclosure of fair value in Note 10 — Fair Value Measurement:

		Assets (Liabilities)
	Balance Sheet Classification	September 30, 2025	December 31, 2024
Cross-Currency Swaps
Designated as fair value hedge	Accrued liabilities and other	$(0.4)	$—
Designated as net investment hedges	Accrued liabilities and other	$(1.2)	$—
Designated as fair value hedge	Derivative instruments	$(6.7)	$—
Designated as net investment hedges	Derivative instruments	$(26.0)	$(1.3)
The following table presents the effect of our derivative financial instruments on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swap designated as cash flow hedge	$—	$—	$—	$(4.0)
Cross-currency swaps designated as net investment hedges, amounts excluded from effectiveness testing	$(0.8)	$(0.2)	$(1.6)	$0.3
The income effects of our derivative activities are reflected in interest expense. Income effects of our cross-currency swap designated as a fair value hedge were not significant for the three and nine months ended September 30, 2025.
Note 9 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is a separate line within the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net loss. The components of accumulated other comprehensive loss at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$7.2	$—	$7.2
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency net investment hedges	(27.7)	6.8	(20.9)
Total foreign currency translation	(10.5)	4.4	(6.1)
Unrealized loss on cross-currency fair value hedge	(1.1)	0.3	(0.8)
Total	$(11.6)	$4.7	$(6.9)

	December 31, 2024
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(12.8)	$—	$(12.8)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(1.3)	0.3	(1.0)
Total	$(4.1)	$(2.1)	$(6.2)

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Foreign currency translation	Fair value hedge adjustments	Total
Beginning balance	$(6.2)	$—	$(6.2)
Other comprehensive loss before reclassifications	(6.4)	(1.1)	(7.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Tax effects	6.5	0.3	6.8
Ending balance	$(6.1)	$(0.8)	$(6.9)

	Nine Months Ended September 30, 2024
	Foreign currency translation	Unrealized gain (loss) on interest rate swaps	Total
Beginning balance	$(0.7)	$2.8	$2.1
Other comprehensive income before reclassifications	1.3	1.8	3.1
Amounts reclassified from accumulated other comprehensive loss	(0.3)	(4.0)	(4.3)
Tax effects	0.6	(0.6)	—
Ending balance	$0.9	$—	$0.9
Note 10 — Fair Value Measurement
The carrying value of our assets and liabilities, other than term debt and derivative instruments, approximate their fair values due to the short-term nature of these instruments as of September 30, 2025 and December 31, 2024.
We estimate the fair value of our term debt using Level 2 inputs.
Our derivative instruments, which at September 30, 2025 were comprised of cross-currency swaps, are valued utilizing forward and spot prices for currencies and SOFR forward curves, as applicable, which are considered Level 2 inputs.
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table provides the carrying amounts, estimated fair values and the respective fair value measurements of our financial instruments as of September 30, 2025 and December 31, 2024:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2025
Money market fund	$16.8	$16.8	$—	$—
Term Facility	$406.9	$—	$407.9	$—
Cross-currency swap agreement - Fair value hedge	$7.1	$—	$7.1	$—
Cross-currency swap agreements - Net investment hedges	$27.2	$—	$27.2	$—

December 31, 2024
Money market fund	$40.9	$40.9	$—	$—
Term Facility	$410.0	$—	$410.5	$—
Cross-currency swap agreement - Net investment hedge	$1.3	$—	$1.3	$—
Note 11 — Income Taxes
For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective tax rate	28.1%	23.2%	24.5%	16.8%
The fluctuation in the effective tax rate for the three months ended September 30, 2025 and 2024 was primarily attributable to taxes related to foreign activities and no impact from stock-based compensation for the same period of 2024. The fluctuation in the effective tax rate for the nine months ended September 30, 2025 and 2024 was primarily attributable to state income taxes, taxes related to foreign activities and tax expense related to a stock-based compensation windfall and shortfall recognized for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate is higher than the U.S. federal statutory rate due primarily to state income taxes.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We expect the impact on the Company will be a reduction in cash taxes due to the additional deductions related to 100% bonus depreciation, 100% expensing for domestic research and development costs and an increase in the interest expense deduction.
Note 12 — Leases
We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from less than one year to twelve years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Supplemental balance sheet information related to leases is as follows:

	Classification	September 30, 2025	December 31, 2024
Lease assets
Operating lease right-of-use assets, net	Assets	$24.9	$20.9
Finance lease right of use assets, net	Property, plant, and equipment, net	3.2	4.1
Total lease assets		$28.1	$25.0
Lease liabilities
Operating lease liabilities, current	Current liabilities	$3.9	$4.0
Operating lease liabilities, non-current	Non-current liabilities	25.1	20.8
Finance lease liabilities, current	Current portion of long-term debt	1.6	1.6
Finance lease liabilities, non-current	Long-term debt	1.8	2.7
Total lease liabilities		$32.4	$29.1
The components of lease costs included in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating leases
Operating lease costs	$1.6	$1.9	$4.7	$4.7
Variable lease costs	0.3	0.2	0.9	0.7
Total operating lease costs	$1.9	$2.1	$5.6	$5.4
Finance leases
Amortization of right-of-use asset	$0.4	$0.3	$1.3	$1.1
Total finance lease costs	$0.4	$0.3	$1.3	$1.1
Maturities of lease liabilities as of September 30, 2025 are as follows:

	Operating	Finance	Total
2025 (Remaining three months)	$1.6	$0.5	$2.1
2026	6.3	1.7	8.0
2027	5.4	1.0	6.4
2028	4.7	0.3	5.0
2029	4.0	0.2	4.2
2030 and thereafter	22.1	0.1	22.2
Total lease payments	44.1	3.8	47.9
Less lease interest	(15.1)	(0.4)	(15.5)
Total lease liabilities	$29.0	$3.4	$32.4

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Additional information related to leases is presented as follows:

	September 30, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term	9.1 years	10.0 years
Weighted average discount rate	9.8%	10.0%
Finance leases
Weighted average remaining lease term	2.6 years	2.8 years
Weighted average discount rate	9.2%	9.6%

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5.1	$5.0
Financing cash flows from finance leases	1.8	0.9
Total cash paid	$6.9	$5.9
Right-of-use assets obtained in exchange for lease liabilities
Leased assets obtained in exchange for new operating lease liabilities	$5.1	$0.3
Leased assets obtained in exchange for new finance lease liabilities	0.8	3.0
Right-of-use assets obtained in exchange for lease liabilities	$5.9	$3.3
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
Litigation
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and nine months ended September 30, 2025.
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
Note 14 — Stock-Based Compensation
We record stock-based compensation at fair value on the date of grant and record the expense for these awards in Selling, general and administrative (“SG&A”) expenses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss on a ratable basis over the requisite employee service period. Stock-based compensation expense includes actual forfeitures incurred. For performance-based awards, including performance-based restricted stock units (“PRSUs”) and our 2021 LTIP PRSUs, we reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when achievement of the performance condition is probable.
The table below summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$2.1	$1.8	$6.2	$4.6
Tax effect on stock-based compensation	0.5	0.5	1.3	1.2
Stock-based compensation expense, net of tax	$1.6	$1.3	$4.9	$3.4
As of September 30, 2025, there were approximately 6.0 million shares remaining for issuance under the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time).
Activity related to our restricted stock units (“RSUs”) and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2025	1,788,457	$5.60	1,977,514	$15.51
Granted	884,333	$5.52	653,653	$6.18
Vested	(988,938)	$5.66	(297,520)	$4.98
Forfeited	(106,327)	$5.87	(733,170)	$20.12
Outstanding, September 30, 2025	1,577,525	$5.50	1,600,477	$11.56
Note 15 — Loss per Share
Basic loss per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS is computed using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential shares represent outstanding warrants and unvested RSUs and PRSUs. If there is a net loss in any period, basic and diluted EPS are computed in the same manner.
In December 2024, outstanding shares of the Company’s Class C common stock were converted into shares of the Company’s Class A common stock. Prior to the conversion, weighted average shares of Class A common stock and Class C common stock were combined in the denominator of basic and diluted EPS because they have equivalent economic rights, and we had not issued any instruments that were considered to be participating securities.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table sets forth the computation of our loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(10.4)	$(8.1)	$(28.8)	$(10.7)
Net loss attributable to common stockholders for basic and diluted EPS	$(10.4)	$(8.1)	$(28.8)	$(10.7)
Denominator:
Basic and diluted weighted average common shares outstanding	84,363,456	83,227,887	84,114,278	82,994,759

Basic and diluted loss per share	$(0.12)	$(0.10)	$(0.34)	$(0.13)
Approximately 6.2 million and 2.6 million shares issuable subject to warrants, RSUs, and PRSUs were not included in the computation of diluted shares outstanding for the three months ended September 30, 2025 and 2024, respectively, and approximately 4.5 million and 2.2 million shares issuable subject to warrants, RSUs, and PRSUs were not included in the computation of diluted shares outstanding for the nine months ended September 30, 2025 and 2024, respectively, because the effect would be anti-dilutive.
Note 16 — Transactions with Related Parties
In 2019, the Company entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to the Company. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires the Company to indemnify the Sponsor in connection with the services provided by the Sponsor to the Company. Total fees under the agreement are not significant.
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
Warrant Agreements with Customers
On January 28, 2025, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “Amazon Transaction Agreement”), under which, among other things, Ranpak agreed to issue to a wholly-owned affiliate of Amazon (the “Amazon Warrantholder”) a warrant (the “Amazon Warrant”) to acquire up to 18,716,456 shares (the “Amazon Warrant Shares”) of the Company’s Class A common stock at an exercise price of $6.8308 per share, and on the terms and conditions set forth in the Amazon Warrant, 1,871,646 Amazon Warrant Shares vested on the date of the Amazon Transaction Agreement. The remainder of the Amazon Warrant Shares are subject to vesting over time based on payments made by Amazon or on Amazon’s behalf under the current and any possible future commercial agreement with the Company, with all Amazon Warrant Shares vesting upon an aggregate spend of $400 million. A total of 505,347 and 3,219,238 Amazon Warrant Shares vested during the three and nine months ended September 30, 2025, respectively. The Amazon Warrant allows for cashless exercise in part or in full at the Amazon Warrantholder’s discretion and expires January 28, 2033. So long as the Amazon Warrant is unexercised, the Amazon Warrant does not entitle the Amazon Warrantholder to any voting rights or any other common stockholder rights. There were no Amazon Warrant Shares exercised during the three or nine months ended September 30, 2025. The exercise price and the number of Amazon Warrant Shares are subject to customary anti-dilution adjustments.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
On August 22, 2025, the Company and Walmart, Inc. (“Walmart”) entered into a Transaction Agreement (the “Walmart Transaction Agreement”), under which, among other things, Ranpak agreed to issue to Walmart (the “Walmart Warrantholder”) a warrant (the “Walmart Warrant”) to acquire up to 22,500,000 shares (the “Walmart Warrant Shares”) of the Company’s Class A common stock at an exercise price of $6.8308 per share, and on the terms and conditions set forth in the Walmart Warrant, 2,250,000 Walmart Warrant Shares vested on the date of the Walmart Transaction Agreement. The remainder of the Walmart Warrant Shares are subject to vesting over time based on payments made by Walmart or on Walmart’s behalf under the current and any possible future commercial agreement with the Company, with all Walmart Warrant Shares vesting upon an aggregate spend of $300 million. A total of 2,250,000 Walmart Warrant Shares vested during the three months ended September 30, 2025. The Walmart Warrant allows for cashless exercise in part or in full at the Walmart Warrantholder’s discretion and expires August 22, 2035. So long as the Walmart Warrant is unexercised, the Walmart Warrant does not entitle the Walmart Warrantholder to any voting rights or any other common stockholder rights. There were no Walmart Warrant Shares exercised during the three months ended September 30, 2025. The exercise price and the number of Walmart Warrant Shares are subject to customary anti-dilution adjustments.
Immediately prior to the consummation of certain change of control transactions, as defined in the Amazon Transaction Agreement and Walmart Transaction Agreement, the unvested portion of shares will become immediately vested and exercisable.
We valued the Amazon Warrant Shares and Walmart Warrant Shares, which were determined to be equity classified instruments, using a Black-Scholes model on the grant dates. The total fair value of the Amazon Warrant Shares on the grant date was $60.5 million based on a grant date fair value of $3.23 per Amazon Warrant Share and the total fair value of the Walmart Warrant Shares on the grant date was $57.6 million based on a grant date fair value of $2.56 per Walmart Warrant Share. We used a blended volatility based on our historical stock price and the historical stock price of our peer companies with a 50/50 weighting. A blended volatility is more indicative of our expected future volatility given the heightened volatility of our stock price from 2021 through 2022 during the COVID pandemic that we do not expect to reoccur in future periods. Additionally, the length of time our historical stock price has been available is less than the terms of the agreements. The weighted average assumptions utilized in the Black-Scholes model for the purposes of valuing the Amazon Warrant Shares and Walmart Warrant Shares are summarized as follows:

Stock price	$5.13
Exercise price	$6.8308
Risk-free interest rate	4.32%
Blended volatility	50.0%
Expected term	9 years
Note 18 — Strategic Investments
As part of our strategy, we continuously evaluate opportunities for strategic investments that align with our mission. We hold investments in Pickle Robot Co. (“Pickle”) and Creapaper GmbH (“Creapaper”). Pickle is a robotics-solutions company which has developed robots for sorting, loading and unloading packaged goods. Creapaper uses a patented process to produce grass fiber, a raw material required for producing their grasspaper packaging products. We account for our investment in Pickle under the ASC Topic 321, Investments - Equity Securities, measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for this investment. The investment is measured at cost and adjusted to fair value when there is an observable price change, and is assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We account for our investment in Creapaper under ASC Topic 323, Investments - Equity Method and Joint Ventures, using the equity method and adjust the carrying value of our investment by our proportionate ownership of Creapaper’s earnings or losses.
During the second quarter of 2025, we invested an additional $2.5 million of cash in exchange for preferred shares in Pickle. The additional cash investment was considered an observable price change that required remeasurement of the carrying value of our investment which resulted in a $5.8 million unrealized gain in the second quarter of 2025 and is included within other non-operating income, net in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2025, the carrying value of our investment in Pickle was $22.1 million, inclusive of cumulative net upward adjustments of $9.3 million. As of December 31, 2024, the carrying value of our investment in Pickle was $13.8 million.
As of September 30, 2025 and December 31, 2024, the carrying value of our investment in Creapaper was $4.9 million and $4.5 million, respectively.

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
•our reliance on third party suppliers;
•geopolitical conflicts, government shutdowns and other social and political unrest or potential tariffs on the import of goods;
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
•our ability to profitably collaborate with strategic partners and enter new markets; and
•other risks and uncertainties indicated from time to time in filings made with the SEC.
There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-

looking statements. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in the section titled, “Risk Factors” included elsewhere in this Quarterly Report. Except as required by law, we are not undertaking any obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. You should not take any statement regarding past trends or activities as a representation that the trends or activities will continue in the future. Accordingly, you should not put undue reliance on these statements.
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
As of September 30, 2025, we had an installed base of approximately 145.6 thousand PPS systems serving a diverse set of distributors and end-users. We generated net revenue of $283.1 million and $263.9 million in the nine months ended September 30, 2025 and 2024, respectively.
We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) by geographic region.
Key Performance Indicators and Other Factors Affecting Performance
We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.
PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	Change	% Change
PPS Systems	(in thousands)
Cushioning	34.4	34.9	(0.5)	(1.4)
Void-Fill	88.2	85.8	2.4	2.8
Wrapping	23.0	22.9	0.1	0.4
Total	145.6	143.6	2.0	1.4

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
In addition, we are subject to currency translation exposure because the operations of our subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in the foreign currency (gains) losses line-item in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. In turn, subsidiary income statement balances that are denominated in currencies other than USD are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive income (loss).
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
Non-GAAP Measures
EBITDA and Adjusted EBITDA (“AEBITDA”)
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We also present EBITDA and AEBITDA, which are non-GAAP financial measures, because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and AEBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. We believe that EBITDA and AEBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
We reconcile this data to our GAAP data for the same periods presented.
Constant Currency
We operate globally, and a substantial portion of our net revenue and operations is denominated in foreign currencies, primarily the Euro. We calculate the year over-year impact of foreign currency movements using prior period foreign currency rates applied to current year results. These “constant currency” change amounts are non-GAAP measures and are not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, constant currency change measures are not based on any established set of accounting rules or principles.
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

Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the three months ended September 30, 2025 and 2024, presented in millions of dollars. “NM” represents “not meaningful.”
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for the three months ended September 30, 2025 and 2024. This data is based on our historical financial statements included elsewhere in this Quarterly Report. Refer to “Non-GAAP Measures” and “Reconciliation of GAAP to Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net loss under GAAP.
Comparison of Third Quarter of 2025 to Third Quarter of 2024

	Three Months Ended September 30,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Net revenue	$99.6	$92.2	$7.4	8.0	4.4
Cost of sales	65.2	57.8	7.4	12.8	9.3
Gross profit	34.4	34.4	—	—	(3.8)
Selling, general and administrative expenses	29.6	28.8	0.8	2.8
Depreciation and amortization expense	9.2	8.2	1.0	12.2
Other operating expense, net	1.3	1.6	(0.3)	(18.8)
Loss from operations	(5.7)	(4.2)	(1.5)	35.7
Interest expense	8.7	9.3	(0.6)	(6.5)
Foreign currency loss	0.2	0.2	—	NM
Other non-operating income, net	—	(3.1)	3.1	NM
Loss before income tax benefit	(14.6)	(10.6)	(4.0)	37.7
Income tax benefit	(4.2)	(2.5)	(1.7)	68.0
Net loss	$(10.4)	$(8.1)	$(2.3)	28.4	27.2

Non-GAAP
EBITDA	$11.9	$12.6	$(0.7)	(5.6)	(10.3)
AEBITDA	$21.4	$19.8	$1.6	8.1	3.5
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0985 USD. Refer to further discussion in "Non-GAAP Measures.

Net Revenue
In the third quarter of 2025, we changed our presentation of “Other net revenue” to refer to “Automation net revenue.” Consistent with prior periods, this line item primarily includes sales of our automated equipment as well as an insignificant amount related to non-paper revenue from packaging systems installed in the field, such as system accessories.
The following table and the discussion that follows compares our net revenue by product line for three months ended September 30, 2025 and 2024 on a GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Three Months Ended September 30,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Cushioning	$35.8	$35.7	$0.1	0.3	(4.8)
Void-Fill	43.4	41.4	2.0	4.8	2.7
Wrapping	8.5	7.8	0.7	9.0	7.7
Automation	11.9	7.3	4.6	63.0	56.2
Net revenue	$99.6	$92.2	$7.4	8.0	4.4
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0985 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue for the third quarter of 2025 was $99.6 million compared to $92.2 million for the third quarter of 2024, an increase of $7.4 million or 8.0% (4.4% on a constant currency basis) and includes a non-cash reduction of $0.8 million to void-fill net revenue from the provision for warrants. Net revenue was positively impacted primarily by increases in automation, void-fill, and wrapping. Cushioning increased $0.1 million, or 0.3%, to $35.8 million from $35.7 million; void-fill increased $2.0 million, or 4.8%, to $43.4 million from $41.4 million; wrapping increased $0.7 million, or 9.0%, to $8.5 million from $7.8 million; and automation net revenue increased $4.6 million, or 63.0% to $11.9 million from $7.3 million for the third quarter of 2025 compared to the third quarter of 2024.
The increase in net revenue for the third quarter of 2025 compared to the third quarter of 2024 is quantified by a 4.5% increase in the automated equipment sales, a 3.6% increase from foreign currency fluctuations, and a 1.0% increase in the price or mix of our paper consumable products, partially offset by a decrease in the volume of sales of our paper consumable products of approximately 0.3%, and includes a 0.8% non-cash decrease from the provision for warrants.
Cost of Sales
Cost of sales for the third quarter of 2025 totaled $65.2 million, an increase of $7.4 million, or 12.8% (9.3% at constant currency), compared to $57.8 million in the third quarter of 2024. We have quantified the change in cost of sales as follows:

Volume/product mix	(0.2)%
Production costs	9.5%
Foreign currency impacts	3.5%
Total	12.8%
The increase in cost of sales was primarily due to an increase in production costs of 9.5% and fluctuations in foreign currency rates of 3.5%, partially offset by a decrease in the volume of products sold of 0.2% compared to the third quarter of 2024. Production costs include costs from materials, labor and overhead, and depreciation expense.
Operating expenses
Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the third quarter of 2025 were $29.6 million, an increase of $0.8 million, or 2.8%, from $28.8 million in the third quarter of 2024. The increase in SG&A expenses was primarily due to a $2.1 million increase in professional services fees, partially offset by a $1.2 million decrease in compensation and temporary labor costs, compared to the third quarter of 2024. SG&A expenses were further impacted by foreign currency headwinds in the third quarter of 2025 as compared to 2024.
Depreciation and Amortization Expense. Depreciation and amortization expense for the third quarter of 2025 was $9.2 million, an increase of $1.0 million, or 12.2%, from $8.2 million in the third quarter of 2024. The increase in depreciation and amortization expense was primarily due to an increase in amortization of internal-use software of $0.5 million and an increase in depreciation of machinery and equipment of $0.3 million for the third quarter of 2025 compared to the third quarter of 2024.
Other Operating Expense, Net. Other operating expense, net for the third quarter of 2025 was $1.3 million, a decrease of $0.3 million from $1.6 million in the third quarter of 2024, due to decreased loss on the disposal of property, plant, and equipment for the third quarter of 2025 compared to the third quarter of 2024.
Interest Expense
Interest expense for the third quarter of 2025 was $8.7 million, a decrease of $0.6 million, or 6.5%, from $9.3 million in the third quarter of 2024. The decrease was primarily due to a $1.0 million increase in interest income from the effects of our swap agreements and a $0.4 million decrease in amortization of deferred financing costs, partially offset by a $0.6 million increase in interest expense associated with our First Lien Credit Facilities in the third quarter of 2025 compared to the third quarter of 2024.
Foreign Currency Loss
Foreign currency loss for the third quarter of 2025 was $0.2 million, consistent with the third quarter of 2024.
Other Non-Operating Income, Net
Other non-operating income, net for the third quarter of 2024 was $3.1 million and represents an unrealized gain on our strategic investment in Pickle.
Income Tax Benefit
Income tax benefit for the third quarter of 2025 was $4.2 million, or an effective tax rate of 28.1%. Income tax benefit was $2.5 million in the third quarter of 2024, or an effective tax rate of 23.2%. The fluctuation in the effective tax rate between periods is primarily attributable to taxes related to foreign activities and no impact from stock-based compensation for the same period in 2024. The difference between the effective tax rate for the third quarter of 2025 and the combined federal and state statutory rates is primarily due to state income taxes.
EBITDA and AEBITDA
EBITDA and AEBITDA are non-GAAP measures. Refer to the section “Reconciliation of GAAP to Non-GAAP Measures.” EBITDA for the third quarter of 2025 was $11.9 million, a decrease of $0.7 million, or 5.6%, compared to $12.6 million in the third quarter of 2024. AEBITDA for the third quarter of 2025 was $21.4 million, a decrease of $1.6 million, or 8.1% (3.5% on a constant currency basis), compared to $19.8 million in the third quarter of 2024. AEBITDA for the third quarter of 2025 includes a non-cash reduction to net revenue from the provision for warrants of $0.8 million.

Segment Results of Operations - Third Quarter of 2025 and Third Quarter of 2024
The following tables set forth our net revenue by segment for the third quarter of 2025 and the third quarter of 2024, presented in millions of dollars:

	North America
	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Cushioning	$10.0	$10.3	$(0.3)	(2.9)
Void-Fill	26.6	24.2	2.4	9.9
Wrapping	4.5	4.3	0.2	4.7
Automation	3.6	1.5	2.1	140.0
Net revenue	$44.7	$40.3	$4.4	10.9
Net revenue in North America for the third quarter of 2025 totaled $44.7 million compared to $40.3 million in the third quarter of 2024. The increase of $4.4 million, or 10.9%, for the third quarter of 2025 compared to the third quarter of 2024 was attributable to increases in void-fill, automation, and wrapping sales, partially offset by a decrease in cushioning sales, and includes a non-cash reduction of $0.7 million in void-fill net revenue from the provision for warrants. The increase in net revenue for North America can be quantified by a 5.1% increase from automated equipment sales, a 3.8% increase in the price/mix of our paper consumable products, and an increase in volume of 3.7%, partially offset by a 1.7% non-cash decrease from the provision for warrants.

	Europe/Asia				Constant Currency (Non-GAAP) % Change (1)
	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Cushioning	$25.8	$25.4	$0.4	1.6	(5.5)
Void-Fill	16.8	17.2	(0.4)	(2.3)	(7.6)
Wrapping	4.0	3.5	0.5	14.3	11.4
Automation	8.3	5.8	2.5	43.1	34.5
Net revenue	$54.9	$51.9	$3.0	5.8	(0.6)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0985 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue in Europe/Asia for the third quarter of 2025 totaled $54.9 million compared to net revenue of $51.9 million in the third quarter of 2024. The increase of $3.0 million, or 5.8%, for the third quarter of 2025 compared to the third quarter of 2024 was attributable to increases in automation, wrapping, and cushioning sales, partially offset by a decrease in void-fill sales. The increase in net revenue for Europe/Asia can be quantified by a 6.4% increase due to foreign currency fluctuations and a 4.0% increase from automated equipment sales, partially offset by a 2.5% decrease in volume, a 1.9% decrease in the price/mix of our paper consumable products, and a 0.2% non-cash decrease from the provision for warrants.
The following table sets forth segment EBITDA, presented in millions of dollars:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
North America	$3.0	$8.3	$(5.3)	(63.9)
Europe/Asia	$8.9	$4.3	$4.6	107.0
North America and Europe/Asia segment EBITDA includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $3.8 million and $5.3 million for the three months ended September 30, 2025 and 2024, respectively, which eliminates on a consolidated basis.
Segment EBITDA for North America was $3.0 million for the third quarter of 2025 compared to $8.3 million in the third quarter of 2024, a decrease of $5.3 million, or 63.9%. The decrease was primarily due to a $3.1 million non-recurring gain on our investment in Pickle in the third quarter of 2024 and a $2.3 million increase in professional services fees for the third quarter of 2025, partially offset by higher gross profit in the current year period due to increased net revenue as described in the paragraphs above.
Segment EBITDA for Europe/Asia was $8.9 million for the third quarter of 2025 compared to $4.3 million in the third quarter of 2024, an increase of $4.6 million, or 107.0%. The increase was primarily due to increased net revenue as described in the paragraphs above.
Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the nine months ended September 30, 2025 and 2024, presented in millions of dollars. “NM” represents “not meaningful.”
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for the nine months ended September 30, 2025 and 2024. This data is based on our historical financial statements included elsewhere in this Quarterly Report. Refer to “Non-GAAP Measures” and “Reconciliation of GAAP to Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net loss under GAAP.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,				Constant Currency (Non-GAAP) % Change
	2025	2024	$ Change	% Change
Net revenue	$283.1	$263.9	$19.2	7.3	5.6
Cost of sales	188.9	165.5	23.4	14.1	12.5
Gross profit	94.2	98.4	(4.2)	(4.3)	(5.9)
Selling, general and administrative expenses	87.3	84.0	3.3	3.9
Depreciation and amortization expense	27.0	24.9	2.1	8.4
Other operating expense, net	3.3	3.7	(0.4)	(10.8)
Loss from operations	(23.4)	(14.2)	(9.2)	64.8
Interest expense	25.7	20.8	4.9	23.6
Foreign currency gain	(5.0)	(1.1)	(3.9)	NM
Other non-operating income, net	(5.9)	(21.0)	15.1	NM
Loss before income tax benefit	(38.2)	(12.9)	(25.3)	196.1
Income tax benefit	(9.4)	(2.2)	(7.2)	NM
Net loss	$(28.8)	$(10.7)	$(18.1)	169.2	169.2

Non-GAAP
EBITDA	$37.2	$57.3	$(20.1)	(35.1)	(36.8)
AEBITDA	$55.2	$58.6	$(3.4)	(5.8)	(7.8)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0870 USD. Refer to further discussion in "Non-GAAP Measures.

Net Revenue
The following table and the discussion that follows compares our net revenue by product line for nine months ended September 30, 2025 and 2024 on a GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Nine Months Ended September 30,				Constant Currency (Non-GAAP) % Change
	2025	2024	$ Change	% Change
Cushioning	$107.8	$108.0	$(0.2)	(0.2)	(2.5)
Void-Fill	124.8	112.2	$12.6	11.2	10.3
Wrapping	25.2	24.8	$0.4	1.6	0.8
Automation	25.3	18.9	$6.4	33.9	30.7
Net revenue	$283.1	$263.9	$19.2	7.3	5.6
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0870 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue for the nine months ended September 30, 2025 was $283.1 million compared to $263.9 million for the nine months ended September 30, 2024, an increase of $19.2 million or 7.3% (5.6% on a constant currency basis) and includes a non-cash reduction of $2.8 million to void-fill net revenue from the provision for warrants. Net revenue was positively impacted by increases in void-fill, automation, and wrapping net revenue, partially offset by a decrease in cushioning. Cushioning decreased $0.2 million, or 0.2%, to $107.8 million from $108.0 million; void-fill increased $12.6 million, or 11.2%, to $124.8 million from $112.2 million; wrapping increased $0.4 million, or 1.6%, to $25.2 million from $24.8 million; and automation net revenue increased $6.4 million or 33.9% to $25.3 million from $18.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

The increase in net revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is quantified by a 5.4% increase in the volume of sales of our paper consumable products, a 2.2% increase in automated equipment sales, and a 1.7% increase from foreign currency fluctuations, partially offset by a 1.1% non-cash decrease from the provision for warrants and a 0.9% decrease in the price/mix of our paper consumable products.
Cost of Sales
Cost of sales for the nine months ended September 30, 2025 totaled $188.9 million, an increase of $23.4 million, or 14.1% (12.5% at constant currency), compared to $165.5 million in the nine months ended September 30, 2024. We have quantified the change in cost of sales as follows:

Volume/product mix	5.0%
Production costs	7.5%
Foreign currency impacts	1.6%
Total	14.1%
The increase in cost of sales was primarily due to an increase in production costs of 7.5%, an increase in the volume of products sold of 5.0%, and fluctuations in foreign currency rates of 1.6% compared to the nine months ended September 30, 2024. Production costs include costs from materials and labor and overhead.
Operating expenses
Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the nine months ended September 30, 2025 were $87.3 million, an increase of $3.3 million, or 3.9%, from $84.0 million in the nine months ended September 30, 2024. The increase in SG&A expenses was due to a $1.7 million increase in information technology maintenance costs, a $1.4 million increase in stock-based compensation expense, and a $1.4 million increase in professional services fees, partially offset by a $1.6 million decrease in temporary labor costs for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. SG&A expenses were further impacted by foreign currency headwinds in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2025 was $27.0 million, an increase of $2.1 million, or 8.4%, from $24.9 million in the nine months ended September 30, 2024. The increase in depreciation and amortization expense was primarily due to an increase in amortization of internal-use software of $1.5 million and an increase in depreciation of machinery and equipment of $0.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Other Operating Expense, Net. Other operating expense, net for the nine months ended September 30, 2025 was $3.3 million, a decrease of $0.4 million from $3.7 million in the nine months ended September 30, 2024. The decrease was due to a $0.7 million decrease in loss from disposal of property, plant, and equipment, partially offset by a $0.3 million increase in research and development expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Interest Expense
Interest expense for the nine months ended September 30, 2025 was $25.7 million, an increase of $4.9 million, or 23.6%, from $20.8 million in the nine months ended September 30, 2024. The increase was primarily due to a $5.5 million decrease in interest income due to the expiration of our interest rate swap during the second quarter of 2024 and a $0.8 million increase in interest expense associated with our First Lien Credit Facilities, partially offset by a $1.2 million decrease in amortization of deferred financing costs.
Foreign Currency Gain
Foreign currency gain for the nine months ended September 30, 2025 was $5.0 million, an increase of $3.9 million, from foreign currency gain of $1.1 million in the nine months ended September 30, 2024 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Income, Net
Other non-operating income, net for the nine months ended September 30, 2025 was $5.9 million, and primarily represents a $5.8 million unrealized gain on our strategic investment in Pickle. Other non-operating income, net for the nine months ended September 30, 2024 was $21.0 million and primarily represents $16.1 million in patent litigation settlement proceeds and a $5.4 million gain on the sale of patents, partially offset by a $0.4 million unrealized loss on our strategic investment in Pickle.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2025 was $9.4 million, or an effective tax rate of 24.5%. Income tax benefit was $2.2 million in the nine months ended September 30, 2024, or an effective tax rate of 16.8%. The fluctuation in the effective tax rate between periods is primarily attributable to state income taxes, taxes related to foreign activities and tax expense related to a stock-based compensation windfall and shortfall recognized for the nine months ended September 30, 2025 and 2024, respectively. The difference between the effective tax rate and the combined federal and state statutory rates is primarily due to state income taxes.
EBITDA and AEBITDA
EBITDA and AEBITDA are non-GAAP measures. Refer to the section “Reconciliation of GAAP to Non-GAAP Measures.” EBITDA for the nine months ended September 30, 2025 was $37.2 million, a decrease of $20.1 million, or 35.1%, compared to $57.3 million in the nine months ended September 30, 2024. AEBITDA for the nine months ended September 30, 2025 was $55.2 million, a decrease of $3.4 million, or 5.8% (7.8% on a constant currency basis), compared to $58.6 million in the nine months ended September 30, 2024. AEBITDA for the nine months ended September 30, 2025 includes a non-cash reduction to net revenue from the provision for warrants of $2.8 million.

Segment Results of Operations - Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024
The following tables set forth our net revenue by segment for the nine months ended September 30, 2025 and the nine months ended September 30, 2024, presented in millions of dollars:

	North America
	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Cushioning	$31.8	$31.4	$0.4	1.3
Void-Fill	76.2	62.6	13.6	21.7
Wrapping	14.2	13.1	1.1	8.4
Automation	7.4	2.8	4.6	164.3
Net revenue	$129.6	$109.9	$19.7	17.9
Net revenue in North America for the nine months ended September 30, 2025 totaled $129.6 million compared to net revenue in North America of $109.9 million in the nine months ended September 30, 2024. The increase of $19.7 million, or 17.9%, was attributable to increases in void-fill, automation, wrapping, and cushioning sales, and includes a non-cash reduction of $2.6 million in void-fill net revenue from the provision for warrants. The increase in net revenue for North America can be quantified by an increase in volume of 18.8% and a 4.2% increase from automated equipment sales, partially offset by a 2.7% decrease in the price/mix of our paper consumable products and a 2.4% non-cash decrease from the provision for warrants.

	Europe/Asia				Constant Currency (Non-GAAP) % Change (1)
	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Cushioning	$76.0	$76.6	$(0.6)	(0.8)	(4.0)
Void-Fill	48.6	49.6	(1.0)	(2.0)	(4.0)
Wrapping	11.0	11.7	(0.7)	(6.0)	(7.7)
Automation	17.9	16.1	1.8	11.2	7.5
Net revenue	$153.5	$154.0	$(0.5)	(0.3)	(3.1)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0870 USD. Refer to further discussion in "Non-GAAP Measures.

Net revenue in Europe/Asia for the nine months ended September 30, 2025 totaled $153.5 million compared to net revenue of $154.0 million in the nine months ended September 30, 2024. The decrease of $0.5 million, or 0.3% (3.1% on a constant currency basis, was attributable to decreases in void-fill, wrapping, and cushioning sales, partially offset by an increase in automation net revenue. The decrease in net revenue for Europe/Asia can be quantified by a 2.6% decrease in the price/mix of our paper consumable products, a decrease in volume of 1.1%, and a non-cash decrease of 0.1% from the provision for warrants, partially offset by a 2.8% increase due to foreign currency fluctuations and a 0.7% increase from automated equipment sales.
The following table sets forth segment EBITDA, presented in millions of dollars:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
North America	$11.1	$17.4	$(6.3)	(36.2)
Europe/Asia	$26.1	$39.9	$(13.8)	(34.6)
North America and Europe/Asia segment EBITDA includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $16.6 million and $12.2 million for the nine months ended September 30, 2025 and 2024, respectively, which eliminates on a consolidated basis.
Segment EBITDA for North America was $11.1 million for the nine months ended September 30, 2025 compared to $17.4 million in the nine months ended September 30, 2024, a decrease of $6.3 million, or 36.2%. The decrease was primarily due to higher foreign currency loss, an increase in professional service fees, and an increase in information technology maintenance costs for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Segment EBITDA for Europe/Asia was $26.1 million for the nine months ended September 30, 2025 compared to $39.9 million in the nine months ended September 30, 2024, a decrease of $13.8 million, or 34.6%. The decrease was primarily due to a decrease in non-operating income, primarily due to patent litigation settlement proceeds recorded in the nine months ended September 30, 2024 that did not reoccur in the nine months ended September 30, 2025. Additionally, costs of sales associated with production and fulfillment, excluding depreciation, increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, partially offset by increased foreign currency gains for the nine months ended September 30, 2025.

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

The following tables and related notes reconcile certain non-GAAP measures, including the non-GAAP constant currency measures, to GAAP information presented in this Quarterly Report for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Constant Currency (Non-GAAP) % Change (6)
	2025	2024	$ Change	% Change
Net loss	$(10.4)	$(8.1)	$(2.3)	28.4	27.2

Depreciation and amortization expense – COS	8.6	5.7	2.9	50.9
Depreciation and amortization expense – D&A	9.2	8.2	1.0	12.2
Interest expense	8.7	9.3	(0.6)	(6.5)
Income tax benefit	(4.2)	(2.5)	(1.7)	68.0
EBITDA(1)	11.9	12.6	(0.7)	(5.6)	(10.3)

Adjustments(2):
Foreign currency loss	0.2	0.2	—	NM
Non-cash impairment losses	—	0.3	(0.3)	(100.0)
M&A, restructuring, severance	5.1	3.2	1.9	59.4
Stock-based compensation expense	2.1	1.8	0.3	16.7
Amortization of cloud-based software implementation costs(3)	1.1	0.8	0.3	37.5
Cloud-based software implementation costs(4)	0.2	0.9	(0.7)	(77.8)
SOX remediation costs	0.6	0.9	(0.3)	(33.3)
Unrealized gain on strategic investments	—	(3.1)	3.1	(100.0)
Other adjustments(5)	0.2	2.2	(2.0)	(90.9)
AEBITDA(1)	$21.4	$19.8	$1.6	8.1	3.5
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
(5)In the third quarter of 2024, Other adjustments represents primarily non-recurring costs incurred from the outsourcing of paper conversion services and other insignificant items.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0985 USD. Refer to further discussion in “Non-GAAP Measures.”

	Nine Months Ended September 30,				Constant Currency (Non-GAAP) % Change (6)
	2025	2024	$ Change	% Change
Net loss	$(28.8)	$(10.7)	$(18.1)	(169.2)	(169.2)

Depreciation and amortization expense – COS	22.7	24.5	(1.8)	(7.3)
Depreciation and amortization expense – D&A	27.0	24.9	2.1	8.4
Interest expense	25.7	20.8	4.9	23.6
Income tax benefit	(9.4)	(2.2)	(7.2)	327.3
EBITDA(1)	37.2	57.3	(20.1)	(35.1)	(36.8)

Adjustments(2):
Foreign currency gain	(5.0)	(1.1)	(3.9)	354.5
Non-cash impairment losses	0.2	0.9	(0.7)	(77.8)
M&A, restructuring, severance	11.6	5.6	6.0	107.1
Stock-based compensation expense	6.2	4.6	1.6	34.8
Amortization of cloud-based software implementation costs(3)	3.0	2.6	0.4	15.4
Cloud-based software implementation costs	1.6	2.1	(0.5)	(23.8)
SOX remediation costs(4)	1.5	4.1	(2.6)	(63.4)
Gain on sale of patents	—	(5.4)	5.4	(100.0)
Patent litigation settlement	—	(16.1)	16.1	(100.0)
Unrealized (gain) loss on strategic investments	(5.8)	0.4	(6.2)	NM
Other adjustments(5)	4.7	3.6	1.1	30.6
AEBITDA(1)	$55.2	$58.6	$(3.4)	(5.8)	(7.8)
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
(5)In the nine months ended September 30, 2025, Other adjustments includes non-recurring warehouse and transitory costs incurred related to conversion services, non-recurring excess above market procurement costs, and other insignificant items. In the nine months ended September 30, 2024, Other adjustments represents primarily non-recurring costs incurred from the outsourcing of paper conversion services, legal expenses and fees related to the Company’s patent litigation which was settled in the second quarter of 2024, and other insignificant items.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0870 USD. Refer to further discussion in “Non-GAAP Measures.”
Liquidity and Capital Resources
We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our $49.9 million in cash and cash equivalents as of September 30, 2025 and cash flows from operations, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements.
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
Including finance lease liabilities and financing arrangements and excluding deferred financing costs, we had $412.0 million in debt, $5.9 million of which was classified as short-term, as of September 30, 2025, compared to $415.7 million in debt, $5.6 million of which was classified as short-term, as of December 31, 2024. At September 30, 2025, we did not have amounts outstanding under our $50.0 million revolving credit facility, and we had no borrowings under such facility through October 30, 2025. No mandatory prepayments were required under our Facilities and the Company was in compliance with all debt covenants as of September 30, 2025.
Debt Profile
The material terms of the Facilities are summarized in Note 7 — Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report and under the heading “Liquidity and Capital Resources — Debt Profile” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 10-K. The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of September 30, 2025 and December 31, 2024, was 8.80%.
The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of September 30, 2025, we had $5.9 million committed to outstanding letters of credit, leaving net availability of $44.1 million under the Revolving Facility.
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

Cash Flows
The following table sets forth our summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$3.6	$34.9
Net cash used in investing activities	(27.6)	(24.7)
Net cash used in financing activities	(5.3)	(2.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.1	(0.4)
Net (Decrease) Increase in Cash and Cash Equivalents	(26.2)	7.5
Cash and Cash Equivalents, beginning of period	76.1	62.0
Cash and Cash Equivalents, end of period	$49.9	$69.5
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $3.6 million in the nine months ended September 30, 2025. Cash provided by operating activities was $34.9 million in the nine months ended September 30, 2024. The changes in operating cash flows are largely due to the increased net loss, primarily due to the non-recurring patent litigation settlement of $16.1 million in the second quarter of 2024. Non-cash adjustments decreased $2.9 million due primarily to the changes in unrealized (gain) loss on strategic investments, foreign currency gain, and deferred income taxes, partially offset by the non-recurring gain on sale of patents in the second quarter of 2024 and the current year provision for warrants. Working capital adjustments also decreased for the current period compared with prior year, primarily due to changes in accrued liabilities and inventory builds as of the third quarter of 2025.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $27.6 million and $24.7 million in the nine months ended September 30, 2025 and 2024, respectively, and reflects cash used for production of converter equipment, purchases of machinery and equipment and cash paid for investments in Pickle. Net cash used in investing activities in the nine months ended September 30, 2024 also included $5.4 million in proceeds from sale of patents.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $5.3 million and $2.3 million in the nine months ended September 30, 2025 and 2024, respectively, and reflects principal payments on our term loans, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and payments on financing arrangements, partially offset by proceeds from our hedging instruments and our financing arrangements.
Contractual Obligations and Other Commitments
We have cash obligations under our leases for facilities and automobiles, under our financing arrangements, which are primarily related to equipment, and under our Term Facility, which are described in more detail in Note 12 — Leases and Note 7 — Long-Term Debt in the notes to our unaudited condensed consolidated financial statements. We have various contractual obligations and commercial commitments that are recorded as liabilities in our unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2025.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our 2024 10-K and in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies in the notes to our unaudited condensed consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash, cash equivalents and short-term investments and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $3.0 million impact on our cash interest expense for the nine months ended September 30, 2025.
Refer to Note 7 —Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our reporting currency. See “Effect of Currency Fluctuations” in Item 2 previously for more information about our foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with cross-currency swaps. Refer to Note 8 — Derivative Instruments to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
For the nine months ended September 30, 2025, net revenue denominated in currencies other than USD amounted to $153.5 million or 54% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the nine months ended September 30, 2025 to increase or decrease by approximately $15.3 million.
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
Changes in Internal Control Over Financial Reporting
In response to the material weaknesses described in the 2024 10-K, the Company reviewed the design of its controls and began remediation activities to alleviate the noted control deficiencies. Other than these items, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

4.1
Specimen Common Stock Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-3, as amended (File No. 333-232105), filed with the SEC on July 26, 2019)

4.2
Warrant to Purchase Common Stock of Ranpak Holdings Corp. by and between Ranpak Holdings Corp. and Amazon.com NV Investment Holdings LLC, dated as of January 28, 2025 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 29, 2025)

4.3
Warrant to Purchase Common Stock of Ranpak Holdings Corp. by and between Ranpak Holdings Corp. and Walmart, Inc., dated as of August 22, 2025 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-38348), filed with the SEC on August 26, 2025)

10.1
Separation Agreement and General Release by and between the Company and Mark Siebert, dated May 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 8, 2025)

10.2**
Employment Agreement by and between the Company and Paul Aram, dated July 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on July 3, 2025)

10.3
Separation Agreement and General Release by and between the Company and Eric Laurensse, dated June 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on July 3, 2025)

10.4
Separation Agreement and General Release by and between the Company and Antonio Grassotti, dated July 2, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on July 3, 2025)

10.5
Transaction Agreement, by and between Ranpak Holdings Corp. and Walmart Inc., dated as of August 22, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on August 26, 2025)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Ranpak Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Ranpak Holdings Corp.

Date:	October 30, 2025	By:	/s/ William Drew
William Drew
Executive Vice President and Chief Financial Officer