Form 10-K
period 2025-12-31
Ranpak Holdings Corp.
filed 2026-03-05
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________________
FORM 10-K
______________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-38348

______________________________________________________
RANPAK HOLDINGS CORP.
______________________________________________________

Delaware	98-1377160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7990 Auburn Road
Concord Township, Ohio 44077
(440) 354-4445
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $301.1 million, based on the closing sale price of the registrant’s Class A common stock of $3.57 per share as reported on the New York Stock Exchange on June 30, 2025.
As of February 26, 2026, the registrant had 84,721,378 of its Class A common shares, $0.0001 par value per share, outstanding.
______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, to be held on May 21, 2026, are incorporated by reference into Part II and Part III of this Form 10-K.

Ranpak Holdings Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

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
•our reliance on third-party suppliers;
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
•our ability to achieve our environmental, social and governance (“ESG”) goals, maintain the sustainable nature of our product portfolio and fulfill our obligations under new disclosure regimes relating to ESG matters and evolving ESG standards;
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
PART I
ITEM 1. BUSINESS
Overview
Ranpak Holdings Corp. (“Ranpak,” the “Company,” “we,” or “us”) is a leading provider of Protective Packaging Solutions (“PPS”) products and end-of-line automation solutions for e-commerce and industrial supply chains. Since our inception in 1972, we have delivered a broad array of value-added solutions to global customers, while maintaining our commitment to environmental sustainability. All of our packaging solutions are 100% recyclable, renewable, and biodegradable. Our automation solutions reduce packing time and materials, resulting in significant cost savings for our customers. We continue to work to respond to customer needs and develop innovative products and a comprehensive suite of solutions that improve supply chain performance, reduce costs and environmental impact, and deliver value.
In 2025, we generated net revenue of $395.0 million. Our revenues are geographically diverse, with approximately 47% of our 2025 net revenue generated in North America, approximately 45% generated in Europe, and approximately 8% generated in Asia and other locations. We have over 145,000 installed systems serving over 30,000 end-users as of December 31, 2025. We historically have benefited from net revenue that is recurring in nature with attractive profit margins from our installed base, resulting in strong payback periods and returns on invested capital per PPS system.
Growth Opportunities
We believe that our business benefits from multiple factors that will drive our future growth:
•Growth of E-commerce. E-commerce is a significant growth driver in our business. Approximately 40% of our net revenue is derived from sales to e-commerce end-users. We continue to believe that global investment in e-commerce provides a significant opportunity for us as e-commerce continues to grow and outpaces growth in retail sales.
•Demand for Automation and Machine Vision. Our Automation and Machine Vision product lines provide many high-volume businesses with significant improvements to end-of-line packaging speed, reduced labor, material and shipping costs, and the generation of valuable data and statistics on end-of-line performance. As businesses continue to focus on efficiency and automated solutions, we believe many will look for ways to improve production efficiencies and quality, driving further demand for our automated and machine vision product lines.
•Expansion into Cold Chain. Sales to end-users in the food and beverage industry represented approximately 3% of our net revenue in 2025, but we believe businesses and consumers are increasingly demonstrating preferences for environmentally sustainable cold chain solutions to keep food and beverages cold during transit. We have expanded our offering to include fiber-based liners and sustainable plant-based cool packs to keep perishable goods cool while they are being delivered to consumers, such as the RecyCold® climaliner Plus™. Innovative solutions such as the RecyCold Climaliner plus represent a 100% paper-based recyclable liner replacement for expanded polystyrene foam or other less sustainable cold chain options, while still ensuring that products stay within their ideal temperature range for up to 72 hours.
•Focus on Sustainability. We believe that preference for environmentally sustainable packaging solutions will be a key driver of growth moving forward, particularly to the extent plastics and other resin-based solutions come under increasing public scrutiny and regulatory pressure, and we believe consumers are continuing to demonstrate an increasing preference for environmentally sustainable solutions. For example, we believe there is a substantial opportunity to expand our consumable offering through environmentally friendly alternatives to traditional plastic mailers, such as naturemailer™, a fully curbside recyclable mailer that utilizes honeycomb paper insulation.
•Continued Product Development and Innovation. We believe our ability to consistently innovate and add products to our portfolio through internal development and mergers and acquisitions (“M&A”) will provide us with additional growth opportunities.
•Geographic Expansion. Historically, geographic expansion has fueled our growth, and we believe further geographic expansion and penetration of existing markets will continue to drive our future growth. Our full-service paper conversion facility in Malaysia became operational in the second half of 2024, and we believe the Malaysia facility has continued to improve our ability to serve customers in the region by shortening lead times as well and providing a more attractive cost profile to the Asia Pacific (“APAC”) market than we have historically been able to offer. Combined with the localized presence and connection to Southeast Asia, we believe the Malaysia facility can continue to bring favorable growth opportunities.
Our Strategy
We seek to enhance our position as a leading global provider of innovative sustainable packaging and end-of-line automation and machine vision solutions. To achieve these goals, we are focused on the following strategic priorities:
•Automation and Machine Vision. Our Automation products represented 10% of our net revenue in 2025, compared to 8% of our net revenue in 2024. We believe Automation will be a crucial platform for growth, enabling us to better serve end-users with higher volume requirements and more sophisticated end-of-line needs. In 2021, we established R Squared Robotics, a division of Ranpak, that uses three-dimensional computer vision and artificial intelligence (“AI”) technologies to enhance end-of-line packaging and logistics. We have continued to strengthen our focus on Automation through strategic investments in Pickle Robot Co. (“Pickle”) and a commercial partnership with Rabot Inc. (“Rabot”). Pickle is a robotics-solutions company which has developed robots for sorting, loading and unloading packaged goods. Rabot’s physical AI platform uses machine vision to provide actionable insights to help businesses optimize packing workflows and minimize material waste. Together with our strategic partners, we provide customized solutions for packing environments, and believe we are uniquely positioned to respond to demand for intelligent warehouse automation.
•Geographic and Market Expansion. We believe there are significant opportunities to increase penetration across new end markets and geographies. For example, while the APAC region has a large, well-developed parcel shipping business, it currently represents less than 10% of our net revenue in 2025. We believe our Malaysia facility will continue to strengthen our performance in this region. Furthermore, growing environmental awareness and increasing regulatory trends to limit the use of polymer-based foams and plastics present an opportunity for our fiber-based protective packaging solutions. We aim to grow beyond our current PPS systems by expanding our offerings into new end-markets.
•Drive innovation. We intend to maintain and extend our technological leadership, expertise and our environmentally sustainable value proposition through continuous improvement of our product and service offerings to bolster speed, improve efficacy, and decrease packing footprint by introducing new products that deliver the environmentally friendly solutions customers require for their business needs. Our recent innovations include:
•TheFillPak® Mini, which has an ultra-compact design that provides high efficiency even in tight packaging spaces;
•GrasiKraft™, a sustainable paper-based void fill solution crafted from a combination of grass fibers and recycled paper;
•Geami Wrap ‘n Go™, which uses patented technology to expand die-cut kraft paper into a protective 3D honeycomb structure, which can be used on its own or combined with soft-tissue interleaf paper for delicate items and special purchases;
•Print’it!™, an in-line printing solution that allows customers to print full-color customized designs on packaging, supporting branding while optimizing efficiency; and
•Cut’it!™ XL, which enables a standard packing process for oversized, bulky or multi-item orders by providing rightsizing automation for extra-large boxes.
Through our research and development (“R&D”) pipeline, we plan to continue to improve our value proposition by rolling-out next generation products to improve performance and efficiency as well as expanding product lines adapted to continuously evolving consumer and business preferences.
•Grow via partnerships and acquisitions. We believe that we are well-positioned to execute a growth strategy, targeting acquisitions or partnerships in our key areas of focus and adjacent business lines. Our investment and M&A activity demonstrates our continued focus on growing Ranpak through appropriate business acquisition opportunities as well as developing partnerships to expand the scope of our technologies, geographic presence and product offerings. We expect to focus on identifying opportunities and executing an accretive M&A strategy to further solidify our position as a leader in environmentally sustainable solutions by enhancing growth in our key areas of focus and/or acquiring adjacent businesses to our product offering.
Our PPS Products
We offer a full suite of paper-based PPS systems to meet the needs of diversified and growing end-user markets, from small businesses to global corporations. We believe our PPS systems are known for their reliability, speed and total cost effectiveness. We, either directly or with our distributors, work with end-users to examine their end-of-line operations to maximize throughput, minimize cost and reduce breakage. Given our comprehensive solution offering and distribution network, we are able to provide solutions that meet the needs of a broad spectrum of end-users from a single unit for a low volume end-user or a highly-customized base of hundreds of units across multiple facilities for a high-volume end-user. Our paper packaging materials are fiber-based, biodegradable and curb-side recyclable, and contain little or no plastic or other resin-based inputs. Additionally, a majority of our paper packaging materials are manufactured from entirely or partially recycled content.
Our PPS business utilizes a razor/razor-blade model where our proprietary PPS systems are provided to our distributors and end-users for a recurring nominal user fee, charged on a per-unit basis, and are coupled with the sale of high-margin value-added paper consumables that work exclusively with our PPS systems. We retain ownership of our PPS systems and require end users to use our paper consumables exclusively with our PPS systems, as the use of other suppliers’ paper on our PPS systems increases the likelihood of negative operating consequences, such as jamming, ineffective yield, and/or other performance deficiencies.
We derive the majority of our net revenue through the sale of high-margin paper consumables that work exclusively with our PPS systems. These PPS systems, which include the accompanying paper consumables, fall into three broad categories:
•Void-Fill. Our Void-Fill protective systems quickly and efficiently convert paper to fill empty spaces in secondary packages and protect objects, reducing object movement during shipping and potential damage sustained in transit. We sell our Void-Fill products under the brand name FillPak® and offer a variety of FillPak units. We have an installed base of approximately 88,800 FillPak units as of December 31, 2025. Our Void-Fill products generated $177.1 million in revenue in 2025, accounting for 45% of our total net revenue.
•Cushioning. Our Cushioning protective systems convert paper into cushioning pads by crimping paper to trap air between the layers so that objects are protected from external shocks and vibrations during shipping to prevent movement of objects as they travel through the global supply chain. We sell our Cushioning products under the brand name PadPak® and offer a variety of PadPak units. We have an installed base of approximately 34,100 PadPak units as of December 31, 2025. Our Cushioning products generated $142.1 million in revenue in 2025 and accounted for 36% of our total net revenue.
•Wrapping. Our Wrapping protective systems create pads or paper mesh to securely wrap and protect fragile items from shock and surface damage sustained during the shipping and handling process. We sell our Wrapping products under the brand names WrapPak® and Geami®. Included within our Wrapping systems are our Cold Chain products, which are used to provide insulation for goods that require temperatures to be controlled during transport. We have an installed base of approximately 22,900 Wrapping units, which were predominantly Geami converter units, as of December 31, 2025. Our Wrapping products generated $36.7 million in revenue in 2025, which accounted for 9% of our net revenue.
Our PPS products are designed to be flexible and responsive to the needs of our end-users. The flexibility and breadth of our full range of systems allows us to provide our end-users with the optimal protective solution to meet their specific needs and help ensure that their products reach their shipping destination in a cost-effective manner with minimal breakage.
Our Automation Products
Our Automated Paper Solutions (“APS”) and Automated Solutions (“AS”) (collectively, “Automation”) product lines enable customers to significantly automate their end-of-line fulfillment operations. These product lines are designed to provide customers with numerous benefits through automation, including the reduction of waste, labor and shipping costs, which taken together, result in improved efficiency. Additionally, our Automation systems can be configured to provide customers with valuable data, including throughput rates, error rates and processed-versus-rejected packages, that allow our customers to identify areas to improve efficiencies. Moreover, we continue to enhance our Automation offerings to include additional digital tools designed to further increase the benefits of our solutions, including by providing customer-specified insights and data. As the market for our Automation products is rapidly evolving, we have expanded our Automation services to offer data subscriptions, extended service warranties beyond the initial warranty period, packaging line solutions and the sale of spare parts and consumables.
Our Automation systems are designed to solve distinct challenges facing end-users, including:
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

•Automated Box-Sizing. Our AS systems include several automated box-sizing solutions and corrugated case erectors to tailor the size of the corrugated box to the size of the product or products being shipped. These systems allow our end-users to both reduce their dunnage needs and end-of-line labor costs while optimizing palletization and logistics costs with smaller boxes.
•Machine Vision Solutions. Our machine vision solutions combine a modular software architecture with the capability to perform machine learning-based machine vision inspections on greyscale or color 2D images and 3D point clouds. This capability enables both APS and AS customers to increase uptime of their automation machinery by performing an inspection of the boxes prior to being processed. It also helps improve quality and efficiency by performing an inspection of the finished carton to ensure proper sealing and that the package has the correct graphics and necessary labeling. Our machine vision solutions provide customers with insights into their business, such as data on void-levels for compliance checks and improved packaging.
Our AS products are comprised of configurable automated systems that fulfill the needs of end-of-line packaging automation for product distribution and shipping. We utilize a right-sizing technique that optimizes the size of corrugated boxes to fit the contents being shipped. In addition to optimizing box-size, we offer AS systems to automatically erect and form corrugated boxes. Our systems allow end-users to minimize dunnage use, utilize sustainable dunnage, and improve the speed and efficiency of end-of-line packaging operations as well as help reduce product returns from damage during shipment.
Our APS systems utilize proven Ranpak paper converter technology and help end users automate the void-filling and box closure processes after product packing is complete. Using machine vision, these technologies dispense the proper amount of void-fill to protect products while minimizing labor requirements to pack and, depending on end-user need, can be configured to close the box, insert sustainable paper cushioning liners within boxes, and/or apply shipping labels. Our systems provide for the capability to insert void-fill and close multiple dimensions of box sizes, and can be fully automated or semi-automated to suit the end user needs. These systems allow end-users to minimize labor, optimize their use of dunnage, improve protection for items being shipped and make end-of-line packaging operations more efficient.
Unlike our PPS systems, we do not retain ownership of our AS systems, and in most cases do not retain ownership of our APS systems. Rather, we design and sell our AS systems outright to our customers and derive revenue by designing, manufacturing, installing, and servicing AS systems at end-user facilities. Depending on the needs of a customer, our APS systems are sold outright to the customer or may include a mix of components sold outright and components of which we retain ownership. Our Automation products generated $39.1 million in revenue in 2025, which accounted for 10% of our net revenue.
Our Distribution Model
Distributors. We sell the vast majority of our paper packaging materials to an established network of over 250 distributors worldwide which, in turn, store, market and sell our products to end-users. These distributors vary in size and, generally, offer a broad suite of packaging and other warehousing products and services to the end-users they serve. Substantially all of our net revenue from distributors is generated by those who have agreed to exclusivity with our products and not to sell or promote competitors’ paper-based solutions.
We have built and maintained a well-established distributor network that is comprised primarily of long-term business relationships and the continuity of these relationships evidences the strength of our business model, as well as the value proposition for our distributors and end-users. Furthermore, the depth and longevity of these relationships result in a distributor network that is highly knowledgeable and well versed in conveying the benefits of our systems to end-users. We believe that our distributor-based distribution model is particularly well suited to the highly fragmented nature of the protective packaging solution end-user market we seek to serve by enabling us to reach a broad range of end users across size, industry and geography while maintaining a lean internal sales force and capital base. In 2025, approximately 80% of our total net revenue was derived from sales to our distributors.
End-Users. In addition, we sell our PPS systems and Automation products directly to certain select end-users, including those that operate some of the largest, most complex and sophisticated warehouse operations into which our PPS and Automation systems are integrated. Our engineering and other teams also assist our direct-sale end-users in ensuring the optimal customized installation of our products at their facilities. Direct sales to end-users accounted for approximately 20% of our net revenue in 2025.
Integrators. We also sell our Automated Solutions to end-customers through a network of warehouse automation integrators. Many end-customers utilize warehouse automation integrators to implement sophisticated and comprehensive warehouse automation and logistics solutions which can include end-of-line packaging needs.

Operating Segments
Our business is global, with a strong presence in the U.S. and Europe along with an expanding footprint in Asia, enabling us to serve multi-national customers across more than 50 countries.
We have organized our business on a geographic basis, and report our financial performance using two segments, North America and Europe/Asia, which reflects the way we evaluate our business performance and manage our operations. The North America segment primarily consists of amounts earned from sales from our PPS and Automation products from our operations in Ohio, Missouri, Nevada, and Connecticut, and the Europe/Asia segment primarily consists of amounts earned from sales from our PPS and Automation products from our operations in the Netherlands, the Czech Republic and Malaysia. Additional information is contained in Item 8 of Part II, “Financial Statements and Supplementary Data — Note 4 — Segment Information.” The North America and Europe/Asia business segments each serve a similar customer base as discussed in “Our Market” within this Item 1.
Sales and Marketing
We utilize a disciplined, high-touch commercial model designed to maximize the lifetime value of each customer and generate predictable, recurring revenue. Our global sales and engineering teams collaborate with distribution and integration partners to execute a deep engagement strategy, focusing on the seamless, customized deployment of our PPS and Automation solutions. We believe this approach differentiates us by optimizing the end-user's operational efficiency and total cost of ownership.
This commercial strategy is further refined through a data-driven approach that enables us to strategically target prospects where our comprehensive value proposition gives us a strategic advantage against competing solutions. By focusing resources on accounts with a high propensity to adopt sustainable packaging and automation, we ensure we deliver an unrivaled return on investment for our customers, thereby accelerating conversion and reinforcing long-term partnership commitments.
Crucially, every system deployment is subject to rigorous minimum annual paper consumption thresholds. This strategic discipline ensures that the capital we deploy is highly productive, aligning our investment with guaranteed volume commitments and reinforcing the long-term, annuity-like nature of our business model.
Our Market
Our end-user market consists of any business that sells and ships products requiring packaging. Accordingly, these end-users are highly dependent on their ability to obtain a cost-effective and efficient in-the-box packaging solution. Our end-users operate in a variety of businesses, including e-commerce, industrial manufacturing and machinery, and others.
E-commerce. We believe changing consumer preferences and buying habits will drive continued e-commerce growth, both among pure-play e-commerce companies, as well as among historical brick-and-mortar companies seeking to expand their e-commerce presence. We further believe the critical necessity of brand owners to optimize supply chains and reduce capital spend drives the important trend in concentration of logistics through third-party logistics providers that in turn drives increasing needs for efficient packaging end-of-line solutions. The availability of a broader product selection on-line, faster delivery times, and increased in-store pickup options all drive significant growth in on-line sales. This expansion of e-commerce is a worldwide trend that we believe will continue to accelerate as on-line penetration grows in developed and emerging markets. Although some of our e-commerce end-users are focused on the responsible reduction of their need for void-fill material more broadly, they generally require protective packaging solutions that can be integrated into their existing supply and distribution infrastructures on a low-cost and efficient basis. Most commonly, our e-commerce end-users purchase our Void-Fill solutions, but many also use our Automation, Wrapping, and Cushioning systems. Sales to our e-commerce end-users, directly and through distributors accounted for approximately 40% of our net revenue in 2025.
Industrial Manufacturing. Our industrial manufacturing end market includes end users manufacturing products utilized for tools, construction supplies, energy and utilities, chemicals, paints, and metals. We believe demand in these sectors will increase as growing populations and expanding middle classes in developing countries generate more disposable income. Higher demand for advanced machines spurs increased spending on tools and robotics while higher demand for housing, infrastructure and commercial buildings benefits the tools and construction supplies sectors. Sales to industrial manufacturing end-users accounted for approximately 11% of our net revenue in 2025.
Industrial Machinery. We believe demand for industrial machinery and equipment used in sectors such as agriculture, construction, mining, packaging, and food processing will increase as economies expand, thus requiring additional infrastructure spend as well as increasing the need to feed growing middle-class populations across the globe. Sales to our machinery end-users accounted for approximately 6% of our net revenue in 2025.

Others. Our end-users also operate in many other industries, including the automotive aftermarket, electronics, pharmaceuticals, home furnishing, food and beverage, warehousing, and other various industries and accounted for approximately 43% of our net revenue in 2025, in the aggregate.
Seasonality
We estimate that over a third of our net revenue in 2025, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Our results tend to follow similar patterns, with the highest net revenue typically recorded in our fourth fiscal quarter and the slowest sales in our first fiscal quarter of each fiscal year. We expect this seasonality to continue in the future and, as a result, our results of operations between fiscal quarters in a given year may not be directly comparable.
Our Paper Suppliers
We convert the vast majority of raw paper to create rolls and bundles of paper that integrate with our PPS systems and into direct or consumable products. We purchase kraft paper from various suppliers for conversion into the paper consumables we sell. The kraft paper we purchase includes paper that is substantially manufactured from virgin pulp, as well as paper that is substantially manufactured from recycled post-industrial and/or post-consumer waste (“PCW”). Most of the paper we source is Forest Stewardship Council (“FSC”) certified.
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
In 2025, we purchased raw paper from approximately 30 paper mills, and our largest single source of raw paper sold us approximately 60% and 27% of the paper purchased in North America and globally, respectively. We typically negotiate supply and pricing arrangements with most of our paper suppliers quarterly or semi-annually, many of which we have long-standing relationships with, which helps us mitigate shorter term fluctuations in paper cost.
Our Industry and Competition
The protective packaging industry is highly competitive, featuring both large, scaled, multi-national conglomerates and smaller, regional specialists. Our primary competitors for our PPS products include Sealed Air Protective Division, Pregis (FP International/Easypack), Intertape Polymer Group (IPG), Storopack and Sprick. Most of these manufacturers offer multi-substrate solutions including traditional plastic- and petroleum-based materials like foam, loose-fill, plastic air pillows, and plastic bubble wrap, alongside fiber-based products. In the rapidly expanding market for warehouse automation, our competition also includes specialized providers of box-making and high-volume machinery, such as Packsize International, LLC, CMC Packaging Automation and Smurfit WestRock Company. These companies primarily focus on optimizing carton dimensions (right-sizing) and reducing void space, a key driver for e-commerce and logistics.
We believe we are the only global “in-the-box” protective packaging specialist singularly focused on sustainable, fiber-based solutions. Additionally, we believe we are a leader in automated void reduction systems technology and differentiate ourselves through our suite of APS and AS solutions, delivering efficiency gains through automation plus sustainability benefits by exclusively utilizing paper.
Historically, growth in the protective packaging industry has been positively impacted by trends such as expedited delivery of individualized packages, globalization of the supply chain and increased focus on efficiency and reduced shipping costs. We believe our integrated approach has positioned us as one of the leading global suppliers of fiber-based packaging materials and related systems, leveraging our automation portfolio to capture significant efficiency-driven growth in the premium end of the market.
Commitment to Sustainability
In 2020, we committed to achieving the following sustainability targets by 2030:
•Reducing greenhouse gas emissions by 46%;
•Sourcing an aggregate paper supply consisting of at least 75% recycled pulp;
•Obtaining FSC, Sustainable Forestry Initiative, or Programme for the Endorsement of Forest Certification for 100% of our paper packaging;

•Sourcing an aggregate paper supply consisting of at least 25% PCW or alternative pulp
Since announcing these goals, we have made meaningful progress. For example, in 2022, we announced that we had already met our goal of sourcing an aggregate paper supply consisting of at least 25% PCW or alternative pulp by 2030.
According to our 2024 Sustainability and Impact Report (issued August 2025), approximately 66% of our aggregate paper supply was manufactured from recycled pulp, with 56% being PCW or alternative pulp. Moreover, in 2024, approximately 92% of our global raw paper supply was FSC-certified.
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
As of December 31, 2025, we had over 800 full time employees worldwide, approximately 300 of whom were located in the United States. Certain employees, primarily those located in European countries, are covered by collective labor agreements.
Our Intellectual Property
We have a long history of continuous systems innovation and product development supported by our comprehensive patent portfolio. We have maintained an extensive patenting program since our inception for our PPS systems and accessories, processes and paper packaging materials. We maintain substantial trade secret knowledge regarding the utilization of our paper consumables in each model of our PPS systems product lines, which, together with the distributor contractual arrangements described above, prevent third-party paper from being used on our PPS systems. We hold over 855 U.S. and foreign patents and patent applications directed to various innovations related to our business, as well as more than 310 U.S. and foreign trademark registrations and trademark applications that protect our branding. We are also vigilant in protecting our intellectual property, by monitoring competitor activity, providing notice to potential infringers, and bringing litigation whenever and wherever necessary and appropriate.
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
Environmental Matters
We are subject to a number of federal, state, local and international environmental-related health and safety laws and regulations that govern, among other things, the manufacture and assembly of our products; the discharge or pollutants into the air, soil and water; the use, handling, transportation, storage and disposals of hazardous materials; and environmental remediation or reclamation activities. We are also required to hold various permits to conduct our operations. New and evolving ESG and climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs and expose our business to additional risk, including those under the Task Force on Climate Related Financial Disclosures (“TCFD”), the Corporate Sustainability Reporting Directive (“CSRD”) in the European Union (“EU”), and the EU Regulation on Deforestation Free Products. Compliance

with, or liability under, these laws and regulations can require us to incur significant costs and have a material adverse effect on our capital expenditures, earnings, and competitive position.
Available Corporate Information
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
•Cyber risk and the failure to maintain the integrity and/or prevent disruptions of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect.
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
•We have recorded and may record additional significant amount of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.
•We may identify material weaknesses in our internal control over financial reporting or otherwise fail to maintain effective internal controls, which could adversely affect our financial reporting, our reputation, operations, and market price of our common stock.
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
A limited number of paper mills produce paper that is suitable for use in our products in the markets in which we operate, and if they fail, experience interruptions in service, or are otherwise unable or unwilling to fill our purchase orders, we may not be able to produce enough of our paper consumables to meet our own production requirements. In addition, there are several grades or types of paper that we use in our products that we obtain from a single source due to the specificity of our requirements and limitations in the available paper products in a given market. For example, in 2025, we purchased approximately 60% and 27% of our raw paper requirements in North America and globally, respectively, from a single supplier, Smurfit WestRock Company (“Smurfit”). Increasing consolidation among our suppliers or the paper supply market more broadly may increase our reliance on existing suppliers or impact our ability to obtain alternative suppliers, if necessary. If Smurfit or one of our other major suppliers of paper in any of the markets in which we operate, fails or experiences an interruption or delay in service, there may be short-term or long-term disruption in our ability to secure paper from qualified sources and we may not have enough inventory to maintain our production schedule or continue to provide paper consumables to our distributors and end-users on a timely basis, or at all. For example, at most of our facilities, quantities of raw paper stored on-site represent approximately one to three weeks of paper consumables production at such facilities due to cost savings and storage limitations. Any such failure, interruption or delay may result in on-site paper storage at our paper consumable production facilities being depleted and, as a result, a reduction in the volume of production and sales of our paper consumables, which may have a material adverse effect on our business, results of operations and financial condition.
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
Kraft paper pricing increased in 2025 compared to 2024 due to global inflation and supplier constraints. Energy markets have been favorable in 2025 compared to 2024, however, volatility in energy markets driven by geopolitical conflict, including the recent U.S.–Iran hostilities, could increase our cost of goods sold and have a materially adverse effect on our results of operations. These cost increases may occur rapidly and may not be fully mitigated by our operational initiatives, sourcing actions, or contractual arrangements. In addition, energy cost inflation can indirectly increase the cost of materials and other inputs across our supplier base, and may increase the costs of warehousing, outsourced processing and other supply-chain services.
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
We maintain production facilities in four countries and territories, and our products are distributed to over 50 countries and territories around the world. A substantial portion of our operations are located outside of the United States and 53% of our 2025 revenue was generated outside of North America. These operations, particularly in developing regions, are subject to various risks that may not be present or as significant for our North American and European operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact our cash flows or operations in those areas. Risks inherent in our international operations include:
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
If significant tariffs or other restrictions are placed on the import or export of Chinese goods or if China places significant tariffs or other restrictions on the import of U.S. goods, our business, financial condition or results of operations may be materially adversely affected. For example, prior to being invalidated, in February and March 2025, the U.S. government assessed tariffs of 20% on thousands of categories of goods, including parts that we import from China to our domestic facilities to assemble our protective systems, and legal uncertainty remains regarding the tariffs and the availability of any tariffs refunds. Additionally, the U.S. government continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China and other countries from which we import goods. In addition, political tensions between the United States and China have escalated in recent years, including as a result of tensions in the South China Sea and with respect to Taiwan. Rising political tensions could reduce trade, investment, or other economic activities between the two major economies. If additional duties are imposed or increasingly retaliatory trade measures taken by either the United States or China, we could need to materially increase our capital expenditures relating to the assembly of our protective systems, which could require us to raise our prices and result in the loss of end-users and harm our operating performance. Alternatively, we may seek alternative supply sources outside of China which may result in significant costs and disruption to our operations. In any such event, our business could be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, the imposition of additional tariffs, or as a result of increased political tensions, any of which could cause us to raise prices or make changes to our operations, and could materially harm our business, financial condition or results of operations.
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
These rules and regulations continue to evolve in scope and complexity, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S., EU, and the U.K. related to climate change and ESG could adversely affect our business, including initiatives and regulations deriving from the European Sustainability Reporting Standards promulgated by the EU in July 2023, under the EU’s CSRD, which will require that we make certain disclosures in 2026 relating to our ESG impacts, risks and opportunities for fiscal year 2025. While we have begun the process of analyzing our business to determine the scope of our required disclosures, CSRD, as well as other sustainability-related disclosure requirements that may be adopted in other jurisdictions in which we operate, could require that we change the processes by which we currently collect sustainability-related data about our business, this increased disclosure regime, which in turn may lead to additional increased compliance costs and have a material adverse effect on our business, financial condition, or results of operations.
In the United States, at the state level, California enacted legislation in 2023 that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures; and requires certain companies that operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of such claims. There is also a risk of mismatch between U.S., EU, and U.K initiatives.
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
Some jurisdictions in which we operate have laws and regulations that govern the registration and labeling of some of our products. For example, we are subject to environmental compliance obligations for our European operations under the EU Regulation “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Regulation No. 2006/1907) enacted on December 18, 2006. The regulation, known as REACH, imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. The EU also enacted in 2008 a “Classification, Labeling and Packaging” regulation, known as the CLP Regulation, which aligns the EU system of classification, labeling and packaging of chemical substances to the Globally Harmonized System. Other jurisdictions may impose similar requirements. Compliance with these requirements can be costly.
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
We are subject to the Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit us from authorizing, offering, or directly or indirectly providing improper payments or benefits to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of these third parties, our employees, representatives, contractors and agents, even if we do not explicitly authorize such activities. In addition, although we have implemented policies and procedures to ensure compliance with anti-corruption and related laws, there can be no assurance that all of our employees, representatives, contractors, partners, or agents will comply with these laws at all times. Noncompliance with these laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and debarment from contracting with certain governments or other persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.
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
As of December 31, 2025, JS Capital held approximately 36% of our total outstanding shares.
In addition, on January 28, 2025, we entered into a transaction agreement with Amazon.com, Inc. (“Amazon”) under which, among other things, we agreed to issue to a wholly-owned affiliate of Amazon a warrant to acquire up to 18,716,456 shares of the Company’s Class A common stock (subject to customary anti-dilution adjustments) at an exercise price of $6.8308 per share on the terms and conditions set forth in the warrant. 2,882,340 shares are vested and outstanding as of the year ended December 31, 2025 and the remainder of the issuable shares are subject to vesting over time based on payments made to the Company by Amazon or on Amazon’s behalf under the current and any possible future commercial agreements with the Company, with all such shares vesting upon an aggregate spend of $400 million. The transaction agreement included customary registration rights relating to shares.
On August 22, 2025, we entered into a transaction agreement with Walmart Inc. (“Walmart”) under which, among other things, we agreed to issue to Walmart a warrant to acquire up to 22,500,000 shares of the Company’s Class A common stock (subject to customary anti-dilution adjustments) at an exercise price of $6.8308 per share on the terms and conditions set forth in the warrant. 2,250,000 shares are vested and outstanding as of the year ended December 31, 2025 and the remainder of issuable shares are subject to vesting over time based on payments made to the Company by Walmart or on Walmart’s behalf under the current and any possible future commercial agreements with the Company, with all such shares vesting upon an aggregate spend of $300 million. The transaction agreement included customary registration rights relating to shares.
Immediately prior to the consummation of certain change of control transactions, as defined in the Amazon Transaction Agreement and Walmart Transaction Agreement, the unvested portion of shares will become immediately vested and exercisable.
The issued warrants, if vested and exercised, could result in the issuance of a significant number of shares of our Class A common stock and substantial dilution to existing stockholders. Further, the warrants are subject to customary anti-dilution adjustments.
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
The price of our securities can vary due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. During 2025, our Class A common shares traded between $2.91 and $8.70 per share. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. In an active market for our securities, the trading price of our securities has been and may continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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
Cyber risk and the failure to maintain the integrity and/or prevent disruption of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition or results of operations.
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
In addition, disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of any acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could also adversely affect our ability to manufacture products, process orders, deliver products, provide customer support, fulfill contractual obligations, track inventories, or otherwise operate our business, in particular as a result of our limited experience implementing such systems and limited access to qualified information technology personnel. It is also possible that disruption or difficulties in connection with our ERP system could adversely impact the effectiveness of our internal control over financial reporting, which could lead to material weaknesses or significant deficiencies in our controls, which in turn could adversely affect our business, financial condition or results of operations.
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
We have recorded and may record additional significant amounts of goodwill and other identifiable intangible assets and we may never realize the full carrying value of the related assets.
We have recorded and may record additional significant amounts of goodwill and other identifiable intangible assets, including end-user relationships, trademarks and developed technologies. We test goodwill and intangible assets with indefinite useful lives for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Amortizable intangible assets are periodically reviewed for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment may result from, among other things, (i) a decrease in our expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in our common stock price; (v) a significant adverse change in legal factors or business climates; (vi) heightened competition; (vii) strategic decisions made in response to economic or competitive conditions; or (viii) a more- likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event that we determine that events or circumstances exist that indicate that the carrying value of goodwill or identifiable intangible assets may no longer be recoverable, we might have to recognize a non-cash impairment of goodwill or other identifiable intangible assets, which could have a material adverse effect on our consolidated financial condition or results of operations.
We may identify material weaknesses in our internal control over financial reporting or otherwise fail to maintain effective internal controls, which could adversely affect our financial reporting, our reputation, operations, and market price of our common stock.
Maintaining effective internal controls over financial reporting is essential to providing reliable and timely financial reports and, together with adequate disclosure controls and procedures, detecting and preventing fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires both management and our independently registered public accounting firm to evaluate and report on our internal control over financial reporting. Designing, implementing, maintaining, and continuously improving our internal controls requires significant management attention and company resources. Failure to maintain existing or implement new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.
For example, as previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2024 and December 31, 2023, and as further discussed in Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, management previously concluded that certain material weaknesses existed in our internal control over financial reporting. Although we have successfully remediated the material weaknesses, there can be no assurance that additional material weaknesses will not be identified in the future. As our business grows and evolves, our control environment must adapt to changes in our operations, systems, transaction complexity, and regulatory requirements. Failure to identify risks, implement necessary control changes, or maintain existing controls could result in new control deficiencies. If we identify material weaknesses in the future, and are unable to remediate those material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected and could reduce the market’s confidence in our financial statements and reduce the market price of our common stock.
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
Loss of any of our principal customers could significantly decrease our sales and profitability
A limited number of significant customers, including Amazon and Walmart, account for a substantial portion of our revenue and we may continue to derive a significant portion of our future revenues from a small number of customers. Our exposure to these significant customers in the e-commerce and retail markets subjects us to demand fluctuations and competitive pressures that could negatively affect our business. Our key customers may reduce their purchases from us, delay purchasing decisions, change their inventory or sourcing strategies, shift to alternative suppliers, or close locations that use our products. If we cease doing business with a significant customer or if we experience a significant reduction in net sales to a key customer, it could have a material adverse effect on our business, financial condition and results of operations. See Note 17 — Shareholders’ Equity to our consolidated financial statements for a description of our agreements with certain of our significant customers.
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

Management, together with third-party information security service providers, is responsible for assessing material cybersecurity risks on an ongoing basis, ensuring processes are established to monitor and respond to such potential cybersecurity risks, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our CTO, who receives reports from our third-party information security service providers and technology team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents as well as resource levels, technology trends and third-party provider risks. Our CTO and technology team are experienced information systems security professionals and information security managers with many years of experience. The CTO has over 30 years of experience in technology and information security with companies in various sectors. Management, including the CTO and our technology team, periodically update the audit committee on the company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports annually that cover, among other topics, third-party assessments of the company’s cybersecurity programs, developments in cybersecurity and updates to the company’s cybersecurity programs and mitigation strategies.
Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – General Risk Factors – Cyber risk and the failure to maintain the integrity and/or prevent disruption of our operational or security systems or infrastructure, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition or results of operations.”
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
________________________________________________________________________
[1] Global headquarters
[2] Regional headquarters

ITEM 3. LEGAL PROCEEDINGS
See Note 13 — Commitments and Contingencies to our consolidated financial statements for a description of our legal matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Shares are listed on the NYSE under the symbol, “PACK.”
Holders of Record
As of February 26, 2026, there were 15 holders of record of our Class A Common Shares. The actual number of holders is greater than the number of record holders and includes holders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common shares to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements and general financial condition. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Our ability to declare dividends is limited by restrictive covenants contained within our senior secured credit facilities. Refer to Note 7 — Long-Term Debt to our consolidated financial statements for further information.
Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Report into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The graph below compares the cumulative total return of our common stock from December 31, 2020 through December 31, 2025, with the comparable cumulative return of two indices, the Russell 2000 Index (“RTY”) and the Dow Jones U.S. Containers and Packaging Index (“DJUSCP”).
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
Issuer Purchases of Equity Securities
Refer to Note 17 — Shareholder’s Equity to our consolidated financial statements for details on our share repurchase program. There have been no repurchases under the program to-date.
ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements and related notes set forth in Part II, Item 8, as well as the discussion included in Part I, Item 1A, “Risk Factors,” of this Report. This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. We provide our PPS systems and paper consumables to distributors and certain select end-users. We operate manufacturing facilities in the United States, Europe and Asia. For our Automation product lines, we currently have dedicated facilities in Shelton, Connecticut and the Netherlands. R Squared Robotics, a division of Ranpak, uses three-dimensional computer vision and artificial intelligence technologies to improve end-of-line packaging and logistics functions.
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
Key Performance Indicators and Other Factors Affecting Performance
We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans:
PPS Systems Base. We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024	Change	% Change
PPS Systems	(in thousands)
Cushioning	34.1	34.4	(0.3)	(0.9)
Void-Fill	88.8	85.7	3.1	3.6
Wrapping	22.9	22.6	0.3	1.3
Total	145.8	142.7	3.1	2.2
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
We hedge some of our exposure to foreign currency translation with a cross-currency swap. Refer to Note 8 — Derivative Instruments to the consolidated financial statements included elsewhere in this Report for additional information. Significant currency fluctuations could impact the comparability of results between periods, while such fluctuations coupled with material mismatches in net revenue and expenses could also adversely impact our cash flows. See “Quantitative and Qualitative Disclosures About Market Risk.”
Inflationary Pressures and Other Costs. We have continued to experience inflationary pressures in 2025, which have adversely impacted some of our end-users, such as automotive companies; distributors; electronic manufacturers; machinery manufacturers; e-commerce and mail-order fulfillment firms; and other end-users that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. Higher costs due to inflation were partially offset by price increases, which mitigated the impact on our operating results. However, our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for market share, an unwillingness by our customers to accept price increases or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated changing interest rates and borrowing costs may also impact the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows as well as our end-users.
In addition to inflationary pressures, our U.S. operations are subject to the impact of tariffs, largely related to our capital expenditures of our PPS converters, some of which are sourced from China or contain parts and components from China and other Asian countries. We are taking steps to minimize the potential impact of these tariffs by evaluating alternative parts and global suppliers as well as stepping up our efforts to refabricate and refurbish existing machines in our fleet to reduce cost. Our box customization equipment is currently made in Europe and shipped to the United States and thus will be subject to the U.S. tariff on European tariff rate. We are focused on cost reduction and efficiencies to minimize the impact to our customers, and believe in the ongoing value proposition of our equipment.
Non-GAAP Measures
EBITDA and Adjusted EBITDA (“AEBITDA”)
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
Constant Currency
We operate globally, and a substantial portion of our net revenue and operations is denominated in foreign currencies, primarily the Euro. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year results. These “constant currency” change amounts are non-GAAP measures and are not in accordance with, or an alternative to, measures prepared in accordance with GAAP. In addition, constant currency change measures are not based on any established set of accounting rules or principles.
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
Consolidated Results of Operations
The following tables set forth our consolidated results of operations for 2025 and 2024, presented in millions of dollars. “NM” represents “not meaningful.”
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for 2025 and 2024. This data is based on our historical financial statements included elsewhere in this Report. Refer to “Non-GAAP Measures” and “Reconciliation of GAAP to Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net loss under GAAP.

Comparison of 2025 to 2024

	Year Ended December 31,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Net revenue	$395.0	$368.9	$26.1	7.1	4.7
Cost of sales	264.3	229.1	35.2	15.4	13.0
Gross profit	130.7	139.8	(9.1)	(6.5)	(9.0)
Selling, general and administrative expenses	114.5	111.9	2.6	2.3
Depreciation and amortization expense	36.0	35.1	0.9	2.6
Other operating expense, net	4.5	5.6	(1.1)	(19.6)
Loss from operations	(24.3)	(12.8)	(11.5)	89.8
Interest expense	34.3	28.6	5.7	19.9
Foreign currency gain	(5.3)	(1.6)	(3.7)	231.3
Loss on extinguishment of debt	—	4.8	(4.8)	NM
Other non-operating income, net	(5.8)	(20.9)	15.1	NM
Loss before income tax benefit	(47.5)	(23.7)	(23.8)	100.4
Income tax benefit	(9.2)	(2.2)	(7.0)	NM
Net loss	$(38.3)	$(21.5)	$(16.8)	78.1	77.7

Non-GAAP
EBITDA	$53.5	$70.2	$(16.7)	(23.8)	(26.2)
AEBITDA	$79.2	$83.8	$(4.6)	(5.5)	(8.5)

(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0822 USD. Refer to further discussion in "Non-GAAP Measures."

Net Revenue
In the third quarter of 2025, we changed our presentation of “Other net revenue” to refer to “Automation net revenue.” Consistent with prior periods, this line item primarily includes sales of our automated equipment as well as an insignificant amount related to non-paper revenue from packaging systems installed in the field, such as system accessories.
The following table and the discussion that follows compares our net revenue by product line for 2025 and 2024 on a GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Year Ended December 31,				Constant Currency (Non-GAAP) % Change (1)
	2025	2024	$ Change	% Change
Cushioning	$142.1	$143.9	$(1.8)	(1.3)	(4.2)
Void-Fill	177.1	160.8	16.3	10.1	8.4
Wrapping	36.7	35.1	1.6	4.6	2.8
Automation	39.1	29.1	10.0	34.4	29.9
Net revenue	$395.0	$368.9	$26.1	7.1	4.7

(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0822 USD. Refer to further discussion in "Non-GAAP Measures."
Net revenue for 2025 was $395.0 million compared to net revenue of $368.9 million in 2024, an increase of $26.1 million or 7.1% (4.7% on a constant currency basis) and includes a non-cash reduction of $4.1 million to void-fill and $1.0 million to Automation net revenue from the provision for warrants. Net revenue was positively impacted by increases in void-fill, automation equipment sales, and wrapping, partially offset by a decrease in cushioning. Cushioning decreased $1.8 million, or 1.3%, to $142.1 million from $143.9 million; void-fill increased $16.3 million, or 10.1%, to $177.1 million from $160.8 million; wrapping increased $1.6 million, or 4.6%, to $36.7 million from $35.1 million; and Automation net revenue increased $10.0 million, or 34.4%, to $39.1 million from $29.1 million, for 2025 compared to 2024. The increase in void-fill was primarily due to increased volume from e-commerce activity in North America as we observed more companies shifting from plastic to paper solutions, partially offset by decreases in cushioning from lower industrial activity.
The increase in net revenue for 2025 compared to 2024 is quantified by a 4.8% increase in volume of sales of our paper consumable products, an increase of 2.4% from fluctuations in foreign currency and a 2.3% increase in automated equipment sales, partially offset by a 1.4% non-cash decrease from the provision for warrants, and a 1.0% decrease from price or mix of our paper consumable products.
Cost of Sales
Cost of sales for 2025 totaled $264.3 million, an increase of $35.2 million, or 15.4% (13.0% at constant currency), compared to $229.1 million in 2024. We have quantified the change in cost of sales as follows:

Volume/product mix	4.5%
Production costs	8.5%
Foreign currency impacts	2.4%
Total	15.4%
The increase in cost of sales was primarily related to an increase in production costs of 8.5%, an increase in the volume/mix of products sold of 4.5%, and fluctuations in foreign currency rates of 2.4%. Production costs include costs from materials and labor and overhead.
Operating expenses
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for 2025 were $114.5 million, an increase of $2.6 million, or 2.3% (2.0% attributable to fluctuations in foreign currency), from $111.9 million in 2024. The change in SG&A expenses was primarily due to a $2.3 million increase in information technology maintenance costs, a $1.0 million increase in stock-based compensation expense, and a $0.8 million increase in professional service fees, partially offset by a $2.1 million decrease in temporary labor costs compared to 2024, attributable to a shift toward permanent full-time employees and reduced reliance on temporary staffing. Employee compensation decreased $0.3 million from lower bonus related expense but was offset by a $1.3 million increase from foreign currency fluctuations.
Depreciation and Amortization. Depreciation and amortization expenses for 2025 were $36.0 million, an increase of $0.9 million, or 2.6%, from $35.1 million in 2024. The increase in depreciation and amortization was primarily due to an increase in depreciation of building improvements and internal-use software.
Other Operating Expense, Net. Other operating expense, net for 2025 was $4.5 million, a decrease of $1.1 million, or 19.6%, from $5.6 million in 2024. The decrease in other operating expense, net was primarily due to a decrease in loss on disposal of assets of $0.9 million and a $0.3 million decrease in research and development costs in 2025 compared to 2024.
Interest Expense
Interest expense for 2025 was $34.3 million, an increase of $5.7 million, or 19.9%, from $28.6 million in 2024. The increase was primarily due to a $4.4 million decrease in interest income due to the expiration of our interest rate swap during the second quarter of 2024 and a $2.2 million increase in interest expense associated with our First Lien Credit Facilities, partially offset by a $1.5 million decrease in amortization of deferred financing costs during 2025 compared to 2024.
Foreign Currency Gain
Foreign currency gain for 2025 was $5.3 million, a change of $3.7 million from a foreign currency gain of $1.6 million in 2024 due to the volatility in Euro exchange rates compared to USD.
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
Other Non-Operating Income, Net
Other non-operating income, net was $5.8 million in 2025 and primarily represents a $5.8 million unrealized gain on our strategic investment in Pickle. Other non-operating income, net was $20.9 million in 2024 and primarily represents $16.1 million in litigation proceeds and a $5.4 million gain on the sale of patents, partially offset by a $0.4 million unrealized loss on our strategic investment in Pickle.
Income Tax Benefit
Income tax benefit for 2025 was $9.2 million, or an effective tax rate of 19.4%. Income tax benefit was $2.2 million in 2024, or an effective tax rate of 9.4%. The fluctuation in the effective tax rate between periods is primarily attributable to taxes related to foreign activities and stock-based compensation for the same period in 2025. The difference between the effective tax rate and the combined federal and state statutory rates is primarily due to state income taxes.
EBITDA and AEBITDA
EBITDA and AEBITDA are Non-GAAP measures. Refer to the section “Reconciliation of GAAP to Non-GAAP Measures.” EBITDA for 2025 was $53.5 million, a decrease of $16.7 million, or 23.8%, compared to $70.2 million in 2024. AEBITDA for 2025 and 2024 totaled $79.2 million and $83.8 million, respectively, a decrease of $4.6 million, or 5.5% year over year (8.5% decrease at constant currency).
Segment Results of Operations — 2025 and 2024
We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and EBITDA by geographic region. The following tables set forth our net revenue by segment for 2025 and 2024, presented in millions of dollars:

	North America
	Year Ended December 31,
	2025	2024	$ Change	% Change
Cushioning	$42.2	$42.9	$(0.7)	(1.6)
Void-Fill	110.1	94.3	15.8	16.8
Wrapping	20.9	18.8	2.1	11.2
Automation	12.8	7.2	5.6	77.8
Net revenue	$186.0	$163.2	$22.8	14.0
Net revenue in North America for 2025 totaled $186.0 million compared to net revenue in North America of $163.2 million in 2024. The increase of $22.8 million, or 14.0%, was attributable to an increase in void-fill, automation, and wrapping, partially offset by a decrease in cushioning sales, and includes a non-cash reduction of $3.7 million in void-fill and $1.0 million in Automation from the provision for warrants. The change in net revenue for North America can be quantified by an increase in volume of 14.3% and an increase from automated equipment sales of 3.4%, partially offset by a non-cash decrease from the provision for warrants of 2.9% and a decrease in the price/mix of our paper consumable products of 0.8%.

	Europe/Asia				Constant Currency (Non-GAAP) % Change (1)
	Year Ended December 31,
	2025	2024	$ Change	% Change
Cushioning	$99.9	$101.0	$(1.1)	(1.1)	(5.2)
Void-Fill	67.0	66.5	0.5	0.8	(3.5)
Wrapping	15.8	16.3	(0.5)	(3.1)	(6.7)
Automation	26.3	21.9	4.4	20.1	14.2
Net revenue	$209.0	$205.7	$3.3	1.6	(2.7)
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0822 USD. Refer to further discussion in "Non-GAAP Measures."
Net revenue in Europe/Asia for 2025 totaled $209.0 million compared to net revenue in Europe/Asia of $205.7 million in 2024. The increase of $3.3 million, or 1.6%, was driven by increases in automated equipment sales and void-fill, partially offset by a decrease in cushioning and wrapping sales. The increase in net revenue for Europe/Asia can be quantified by an increase of 4.3% from foreign currency fluctuations and an increase of automated equipment sales of 1.5%, partially offset by a decrease in the price/mix and volume of sales of our paper consumable products of 3.6% and 0.5%, respectively.
The following table sets forth segment EBITDA, presented in millions of dollars:

	Year Ended December 31,
	2025	2024	$ Change	% Change
North America	$17.9	$28.7	$(10.8)	(37.6)
Europe/Asia	$35.6	$41.5	$(5.9)	(14.2)
Segment EBITDA for North America and Europe/Asia includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $20.4 million for 2025 and $24.0 million for 2024, which eliminates between the segments on a consolidated basis.
Segment EBITDA for North America was $17.9 million for 2025 compared to $28.7 million in 2024, a decrease of $10.8 million, or 37.6%. The decrease was primarily due to higher foreign currency loss, decreased gross profit due to higher production related costs and product mix, an increase in professional service fees, and an increase in information technology maintenance costs. Segment EBITDA includes a $5.8 million unrealized gain on our investment in Pickle in 2025 compared to an unrealized loss of $0.4 million in 2024. Segment EBITDA for 2024 also included a loss on debt extinguishment of $4.1 million and a $5.4 million gain on the sale of a patent which did not reoccur in 2025.
Segment EBITDA for Europe/Asia was $35.6 million for 2025 compared to $41.5 million in 2024, a decrease of $5.9 million, or 14.2%. The decrease was primarily due to a decrease in non-operating income, primarily due to $16.1 million in patent litigation settlement proceeds recorded during 2024 that did not reoccur in 2025. Additionally, cost of sales increased due to higher production costs during 2025 compared to 2024, partially offset by increased foreign currency gains for 2025.
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

The following tables and related notes reconcile certain non-GAAP measures to GAAP information presented in this Report for 2025 and 2024:

	Non-GAAP Measures				Constant Currency (Non-GAAP) % Change (6)
	Year Ended December 31,		$ Change	% Change
	2025	2024
Net loss	$(38.3)	$(21.5)	$(16.8)	78.1	77.7
Depreciation and amortization expense – COS	30.7	30.2	0.5	1.7
Depreciation and amortization expense – D&A	36.0	35.1	0.9	2.6
Interest expense	34.3	28.6	5.7	19.9
Income tax benefit	(9.2)	(2.2)	(7.0)	NM
EBITDA(1)	53.5	70.2	(16.7)	(23.8)	(26.2)

Adjustments(2):
Foreign currency gain	(5.3)	(1.6)	(3.7)	231.3
Non-cash impairment losses	0.3	1.2	(0.9)	(75.0)
M&A, restructuring, severance	15.9	8.3	7.6	91.6
Stock-based compensation expense	7.6	6.3	1.3	20.6
Amortization of cloud-based software implementation costs(3)	4.1	3.6	0.5	13.9
Cloud-based software implementation costs(4)	2.4	2.3	0.1	4.3
SOX remediation costs	1.5	5.4	(3.9)	(72.2)
Loss on extinguishment of debt	—	4.8	(4.8)	NM
Gain on sale of patents	—	(5.4)	5.4	NM
Patent litigation settlement	—	(16.1)	16.1	NM
Unrealized (gain) loss on strategic investments	(5.8)	0.4	(6.2)	NM
Other adjustments(5)	5.0	4.4	0.6	13.6
AEBITDA(1)	$79.2	$83.8	$(4.6)	(5.5)	(8.5)
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
(5)In 2025, Other adjustments includes non-recurring warehouse and transitory costs incurred related to conversion services, non-recurring excess above market procurement costs, and other insignificant items. In 2024, Other adjustments represents primarily non-recurring costs incurred from the outsourcing of paper conversion services, legal expenses and fees related to the Company’s patent litigation which was settled in the second quarter of 2024, and other insignificant items.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0822 USD. Refer to further discussion in “Non-GAAP Measures.”

Liquidity and Capital Resources
We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our cash and cash equivalents of $63.0 million as of December 31, 2025 and cash flow from operations, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements.
Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of PPS systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. Our AS and APS product lines are for the sale of capital goods and we do not require significant capital expenditures for production equipment to support growth. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. We continue to evaluate our inventory requirements and adjust according to our volume forecasts. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets from macroeconomic factors could make obtaining new equity or debt financing more difficult or expensive.
Including finance lease liabilities and financing arrangements and excluding deferred financing costs, we had $410.5 million in debt, $5.5 million of which was classified as short-term, as of December 31, 2025, compared to $415.7 million in debt, $5.6 million of which was classified as short-term, as of December 31, 2024. At December 31, 2025, we did not have amounts outstanding under our $50.0 million revolving credit facility, and we had no borrowings under such facility through March 5, 2026.
Debt Profile
The material terms of our debt are summarized in Note 7 — Long-Term Debt to the consolidated financial statements included elsewhere in this Report.
On December 19, 2024, the Company entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowing and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of December 31, 2025 was 8.42% and the effective rate is 9.30%.
As of December 31, 2025, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit reduces the amount available under the revolving facility. As of December 31, 2025, we had $5.9 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $44.1 million.
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
The obligations of (i) Ranpak Corp. (the “U.S. Borrower”) under the Facilities and certain of its obligations under hedging arrangements and cash management arrangements are guaranteed by Ranger Pledgor LLC (“Holdings”) and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S.-organized restricted subsidiary of the U.S. Borrower (together with Holdings, the “ U.S. Guarantors”) and (ii) Ranpak B.V. (the “Dutch Borrower”) under the Facilities are unconditionally guaranteed by the U.S. Borrower, the U.S. Guarantors and each existing and subsequently acquired or organized direct or indirect wholly-owned Dutch-organized restricted subsidiary of the U.S. Borrower (the “Dutch Guarantors”, and together with the U.S. Guarantors, the “Guarantors” or the “Borrowers”), in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that obligations of the U.S. Borrower and U.S. Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.

The Facilities are secured by substantially all of the assets of the Company. No mandatory prepayments were required as of December 31, 2025, and the Company was in compliance with all debt covenants.
Cash Flows
The following table sets forth our summary cash flow information for the periods indicated:

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$23.1	$41.4
Net cash used in investing activities	(32.8)	(32.5)
Net cash (used in) provided by financing activities	(7.0)	1.8
Effect of exchange rate changes on cash and cash equivalents	3.6	3.4
Net (decrease) increase in cash and cash equivalents	(13.1)	14.1
Cash and Cash Equivalents, beginning of period	76.1	62.0
Cash and Cash Equivalents, end of period	$63.0	$76.1
Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $23.1 million in 2025. Cash provided by operating activities was $41.4 million in 2024. The decrease in cash provided by operating activities was primarily due to the increase in net loss, largely due to the litigation settlement proceeds of $16.1 million in the prior year which did not recur in the current year period. Accounts receivable and inventory increased in the current year compared to the prior year and we expect that this trend will continue, due to large enterprise accounts.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $32.8 million in 2025 and reflects cash used for production of converter equipment and purchases of machinery and equipment, and cash paid for investments in Pickle. Net cash used in investing activities was $32.5 million in 2024 and reflects cash used for production of converter equipment and purchases of machinery and equipment, and an additional investment in Pickle of $4.8 million, partially offset by proceeds from sale of patents of $5.4 million.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $7.0 million in 2025 and reflects principal payments on our term loans, payments on finance lease liabilities, tax payments for withholdings on stock compensation, and payments on financing arrangements, partially offset by proceeds from our financing arrangements and our hedging instruments. Net cash provided by financing activities was $1.8 million in 2024 and reflects the proceeds from the 2024 Credit Agreement, partially offset by repayments of our prior debt facilities and related exit costs, payments for financing costs related to our 2024 Credit Agreement, payments on finance lease liabilities, net repayments on our financing arrangements, and tax payments for withholdings on stock-based compensation.
Contractual Obligations and Other Commitments
We have cash obligations under our leases for facilities and automobiles and under our Term Facility, which are described in more detail in Note 12 — Leases and in Note 7 — Long-Term Debt in the Notes to our Consolidated Financial Statements. We have various contractual obligations and commercial commitments that are recorded as liabilities in our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2025.
Critical Accounting Policies and Estimates
Our accounting principles and the methods of applying these principles are in accordance with GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our financial statements because the application of these policies requires significant judgment on the part of management, which could have a material impact on our financial statements. The following accounting policies include estimates that require management’s subjective or complex judgments about the effects of matters that are inherently uncertain. For information on our significant accounting policies, including the policies discussed below, see Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included elsewhere in this Report.
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
We sell our PPS products to end-users primarily through an established distributor network and direct sales to select end-users. For both customer types, the customer is granted the right to use our machine(s) for which we charge a fixed fee or may waive the fee at management’s discretion. Our revenue associated with our PPS business contains (i) a non-lease component (the paper consumables) accounted for as revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and (ii) a lease component (our PPS systems) accounted for as machine lease revenue under ASC Topic 842, Leases (“ASC 842”). Machine lease revenue is recognized on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year.
We determine the standalone selling price for a performance obligation sold on a standalone basis for our paper products. Judgment is applied to allocate a percentage of PPS paper revenue to machine lease revenue using the residual approach to estimate the standalone selling price of our PPS systems to customers. The allocation is performed based on the number of PPS systems in the field. We do not sell or transfer ownership of our PPS systems to our customers. Our lease agreements with customer for PPS systems are for one year or less and renew annually.
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
We grant warrants in our common stock to certain customers which we account for as consideration payable to a customer. The value of the warrants is recognized as a reduction in the transaction price over the term of the contract. The reduction in revenue is recognized ratably as performance obligations are achieved. A portion of the warrants awarded to customers immediately vested on the grant date which we concluded to be an upfront payment. We apply judgment to evaluate the recoverability of the warrant-related assets based on our forecast of future payments expected to be received from these customers.
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
Application of the goodwill impairment test requires judgment, including the identification of reporting units (North America and Europe/Asia), assignment of goodwill to reporting units, and determination of the fair value of reporting units. We assess, use estimates, and make judgments regarding a variety of factors that may impact the fair value of the goodwill reporting unit being tested. These estimates and judgments include, but are not limited to, projected revenues, gross margin, operating expense, and discount rate, which are dependent on business plans, anticipated future cash flows, economic projections, and other market data.
The test for goodwill used unobservable inputs that required significant judgment and was performed using a combination of the Discounted Cash Flow Method and the Guideline Public Company Method to estimate fair value. Upon completion of the annual impairment assessment, we concluded that neither reporting unit was impaired. However, the test for one of our goodwill reporting units that encompasses our business in North America indicated that fair value of the reporting unit was close to approximating carrying value. The unobservable inputs that required significant judgment include estimates and assumptions affected by conditions specific to our businesses, economic conditions related to the industries in which we operate, and conditions in the global economy. Changes in these estimates and assumptions may result in an impairment charge for the North America reporting unit.
The assumptions that have the most significant effect on the fair values of our North America reporting unit based on the Discounted Cash Flow Method are (i) the expected revenue growth rate, (ii) gross margin, (iii) projected operating expense, and (iv) discount rate. An impairment charge would have resulted from a hypothetical 1.8% reduction in long-term revenue growth, a 3.1% decline in long-term gross margin, a 3.1% increase in long-term operating expenses, or a 1.3% increase in the discount rate.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash and cash equivalents and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $4.0 million impact on our cash interest expense for 2025.
Refer to Note 7 — Long-Term Debt to the Notes to consolidated financial statements included elsewhere in this Report for additional information on our indebtedness.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange risk related to our transactions and subsidiaries’ balances that are denominated in currencies other than USD, our reporting currency. See “Effect of Currency Fluctuations” in Item 7 previously for more information about our foreign currency exchange rate exposure. We seek to naturally hedge our foreign exchange transaction exposure by matching the transaction currencies for our cash inflows and outflows and maintaining access to credit in the principal currencies in which we conduct business. Additionally, we hedge some of our exposure to foreign currency translation with cross-currency swaps. Refer to Note 8 — Derivative Instruments to the Notes to consolidated financial statements included elsewhere in this Report for additional information.
For 2025, net revenue denominated in currencies other than USD amounted to $209.0 million or 52.9% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to USD would have caused our reported net revenue for 2025 to increase or decrease by approximately $20.9 million.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ranpak Holdings Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of the North America and Europe/Asia reporting units
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company had a goodwill balance of $457.2 million as of December 31, 2025. Goodwill is tested for possible impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that the estimated fair value of a reporting unit may no longer exceed its carrying value. Management conducted their annual testing for goodwill impairment as of October 1, 2025. The Company used a combination of the discounted cash flow and guideline public company methods to estimate the fair value of its reporting units. Upon completion of this testing, the Company concluded that goodwill was not impaired.
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s estimation of the fair value of each reporting unit, including controls related to the development of the forecasted revenue, cost of sales, and operating expenses and discount rate assumptions. We evaluated the reasonableness of the Company’s forecasted revenue for each reporting unit by comparing it to historical operating results and third-party market data, which included macroeconomic forecasts and industry reports. We evaluated the reasonableness of the Company’s forecasted cost of sales and operating expenses for each reporting unit by comparing them to historical operating results. We also considered the current and expected future business and customer base when we evaluated forecasted revenue and cost of sales. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate for each reporting unit by comparing it against a discount rate range that was independently developed using economic data and publicly available market data for comparable entities.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Cleveland, Ohio
March 5, 2026

Ranpak Holdings Corp.
Consolidated Statements of Operations and Comprehensive Loss
(in millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net product revenue	$332.7	$315.5	$284.8
Machine lease revenue	62.3	53.4	51.5
Net revenue	395.0	368.9	336.3
Cost of product sales	237.2	202.9	181.3
Cost of leased machines	27.1	26.2	31.7
Gross profit	130.7	139.8	123.3
Selling, general and administrative expenses	114.5	111.9	91.8
Depreciation and amortization expense	36.0	35.1	33.8
Other operating expense, net	4.5	5.6	5.2
Loss from operations	(24.3)	(12.8)	(7.5)
Interest expense	34.3	28.6	24.3
Foreign currency gain	(5.3)	(1.6)	(0.3)
Loss on extinguishment of debt	—	4.8	—
Other non-operating income, net	(5.8)	(20.9)	(0.2)
Loss before income tax benefit	(47.5)	(23.7)	(31.3)
Income tax benefit	(9.2)	(2.2)	(4.2)
Net loss	$(38.3)	$(21.5)	$(27.1)

Basic and diluted loss per share	$(0.45)	$(0.26)	$(0.33)

Weighted average number of shares outstanding – basic and diluted	84,181,939	83,059,187	82,374,605

Other comprehensive loss, before tax
Foreign currency translation adjustments	$(3.3)	$(4.2)	$2.0
Interest rate swap adjustments	—	(3.4)	(7.9)
Cross currency swap adjustments	(0.1)	—	—
Total other comprehensive loss, before tax	(3.4)	(7.6)	(5.9)
(Benefit) provision for income taxes related to other comprehensive income (loss)	(5.8)	0.7	(2.8)
Total other comprehensive income (loss), net of tax	2.4	(8.3)	(3.1)
Comprehensive loss, net of tax	$(35.9)	$(29.8)	$(30.2)
________________________________________________________________________
See notes to consolidated financial statements.

Ranpak Holdings Corp.
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$63.0	$76.1
Accounts receivable, net	47.7	43.9
Inventories	30.6	21.7
Income tax receivable	1.9	1.8
Prepaid expenses and other current assets	10.6	7.7
Total current assets	153.8	151.2
Property, plant, and equipment, net	138.7	137.6
Operating lease right-of-use assets, net	24.0	20.9
Goodwill	457.2	443.7
Intangible assets, net	291.8	312.2
Deferred tax assets	0.4	0.1
Other assets	59.0	38.5
Total assets	$1,124.9	$1,104.2
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$36.7	$26.9
Accrued liabilities and other	23.9	28.5
Current portion of long-term debt	5.5	5.6
Operating lease liabilities, current	3.9	4.0
Deferred revenue	14.0	3.4
Total current liabilities	84.0	68.4
Long-term debt	396.4	400.8
Deferred tax liabilities	50.7	62.0
Derivative instruments	33.4	1.3
Operating lease liabilities, non-current	24.2	20.8
Other liabilities	1.3	2.8
Total liabilities	590.0	556.1
Commitments and contingencies – Note 13
Shareholders' equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at December 31, 2025 and 2024; shares issued and outstanding: 84,385,870 and 83,267,367 at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	722.3	699.6
Accumulated deficit	(183.6)	(145.3)
Accumulated other comprehensive loss	(3.8)	(6.2)
Total shareholders' equity	534.9	548.1
Total liabilities and shareholders' equity	$1,124.9	$1,104.2
________________________________________________________________________
See notes to consolidated financial statements.

Ranpak Holdings Corp.
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	79,086,372	$—	2,921,099	$—	$704.3	$(96.7)	$5.2	$612.8
Stock-based awards vested and distributed	476,534	—	—	—	(0.4)	—	—	(0.4)
Director shares issued	121,264	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	(10.2)	—	—	(10.2)
Net loss	—	—	—	—	—	(27.1)	—	(27.1)
Other comprehensive loss	—	—	—	—	—	—	(3.1)	(3.1)
Balance at December 31, 2023	79,684,170	$—	2,921,099	$—	$693.7	$(123.8)	$2.1	$572.0
Conversion of shares of Class C common stock into shares of Class A common stock	2,921,099	—	(2,921,099)	—	—	—	—	—
Stock-based awards vested and distributed	393,242	—	—	—	(0.4)	—	—	(0.4)
Director shares issued	268,856	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	6.3	—	—	6.3
Net loss	—	—	—	—	—	(21.5)	—	(21.5)
Other comprehensive loss	—	—	—	—	—	—	(8.3)	(8.3)
Balance at December 31, 2024	83,267,367	$—	—	$—	$699.6	$(145.3)	$(6.2)	$548.1
Stock-based awards vested and distributed	961,600	—	—	—	(1.2)	—	—	(1.2)
Director shares issued	156,903	—	—	—	—	—	—	—
Amortization of restricted stock units	—	—	—	—	7.6	—	—	7.6
Initial vesting of common stock warrants	—	—	—	—	11.7	—	—	11.7
Provision for common stock warrants	—	—	—	—	4.6	—	—	4.6
Net loss	—	—	—	—	—	(38.3)	—	(38.3)
Other comprehensive income	—	—	—	—	—	—	2.4	2.4
Balance at December 31, 2025	84,385,870	$—	—	$—	$722.3	$(183.6)	$(3.8)	$534.9
________________________________________________________________________
See notes to consolidated financial statements.

Ranpak Holdings Corp.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net loss	$(38.3)	$(21.5)	$(27.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66.7	65.3	69.6
Amortization of deferred financing costs	1.3	2.8	2.2
Loss on disposal of property, plant, and equipment	0.3	1.2	1.4
Loss on extinguishment of debt	—	4.8	—
Gain on sale of patents	—	(5.4)	—
Deferred income taxes	(7.7)	(6.9)	(5.9)
Amortization of initial value of interest rate swap	—	(1.2)	(2.4)
Foreign currency gain	(5.3)	(1.6)	(0.3)
Stock-based compensation expense	7.6	6.3	(10.2)
Provision for common stock warrants	5.1	—	—
Amortization of cloud-based software implementation costs	4.1	3.6	3.0
Unrealized (gain) loss on strategic investments	(5.8)	0.4	—
Changes in operating assets and liabilities:
Accounts receivable	(4.4)	(11.6)	6.9
Inventories	(7.5)	(4.8)	5.3
Income tax receivable	—	(1.0)	0.4
Prepaid expenses and other current assets	1.0	0.6	(2.3)
Accounts payable	8.5	9.1	(0.7)
Accrued liabilities and other	(6.9)	7.8	6.6
Change in other assets and liabilities	4.4	(6.5)	6.1
Net cash provided by operating activities	23.1	41.4	52.6
Cash Flows from Investing Activities
Purchases of converter equipment	(27.0)	(28.3)	(31.4)
Purchases of other property, plant, and equipment	(3.3)	(4.8)	(23.9)
Proceeds from sale of patents	—	5.4	—
Proceeds from sale of property, plant, and equipment	—	—	2.9
Cash paid for strategic investments	(2.5)	(4.8)	—
Net cash used in investing activities	(32.8)	(32.5)	(52.4)
Cash Flows from Financing Activities
Proceeds from debt facilities	—	410.0	—
Principal payments on term loans	(4.1)	(390.9)	(1.9)
Payment of exit costs related to debt facilities	—	(4.3)	—
Financing costs of debt facilities	—	(10.4)	(1.0)
Proceeds from hedging instruments	0.7	—	—
Proceeds from financing arrangements	1.1	0.7	3.2
Payments on financing arrangements	(1.2)	(1.5)	(0.5)
Payments on finance lease liabilities	(2.3)	(1.4)	(1.1)
Tax payments for withholdings on stock-based awards distributed	(1.2)	(0.4)	(0.5)
Net cash (used in) provided by financing activities	(7.0)	1.8	(1.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.6	3.4	0.8
Net (Decrease) Increase in Cash and Cash Equivalents	(13.1)	14.1	(0.8)
Cash and Cash Equivalents, beginning of period	76.1	62.0	62.8
Cash and Cash Equivalents, end of period	$63.0	$76.1	$62.0
________________________________________________________________________
See notes to consolidated financial statements.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Note 1 — Nature of Operations
We are a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. We provide our protective packaging solutions (“PPS”) systems and paper consumables to distributors and certain select end-users. We operate manufacturing facilities in the United States, Europe and Asia. For our Automation product lines, we currently have dedicated facilities in Shelton, Connecticut and the Netherlands.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with instructions to Form 10-K and Rule 10-01 of the Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to annual financial information.
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
Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates include, among other items, assessing the collectability of receivables, the use and recoverability of inventory, the estimation of fair value of financial instruments, assumptions used in the calculation of income taxes, useful lives of long-lived assets, and assumptions used in our assessment of goodwill and trade name for impairment, costs for incentive and stock-based compensation, and accruals for commitments and contingencies. We review these estimates and assumptions periodically using historical experience and other factors and reflect the effects of any revisions in the consolidated financial statements in the period we determine any revisions to be necessary. Actual results could differ from these estimates and such differences could be material.
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
We sell our PPS products to end-users primarily through an established distributor network and direct sales to select end-users. For both customer types, the customer is granted the right to use our machine(s) for which we charge a fixed fee or may waive the fee at management’s discretion. Our revenue associated with our PPS systems contains (i) a non-lease

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
component (the paper consumables) accounted for as revenue under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and (ii) a lease component (our PPS systems) accounted for as machine lease revenue under ASC Topic 842, Leases (“ASC 842”). Machine lease revenue is recognized on a straight-line basis over the terms of the PPS systems agreements with customers, which have durations of less than one year.
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
We grant warrants in our common stock to certain customers which we account for as consideration payable to a customer. The value of the warrants is recognized as a reduction in the transaction price over the term of the contract. The reduction in revenue is recognized ratably as performance obligations are achieved. The Company presents the provision for common stock warrants within net product revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to notes Note 5 — Contracts with Customers and Note 17 — Shareholders’ Equity for further details.
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
Advertising Costs — We expense advertising costs as incurred within selling, general and administrative (“SG&A”) expense. Advertising costs totaled $1.0 million, $1.0 million, and $1.1 million in 2025, 2024, and 2023, respectively.
R&D Costs — We expense research and development (“R&D”) costs as incurred. R&D expense is included within other operating expense, net and collectively totaled $4.1 million, $4.4 million, and $3.7 million in 2025, 2024, and 2023, respectively.
Cash and Cash Equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market account was approximately $19.6 million and $40.9 million at December 31, 2025 and 2024, respectively. The fair value of the money market account is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.
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
Inventories — Inventories consist of unprocessed and finished paper, as well as materials to produce automation machines. Inventories are stated at the lower of cost or net realizable value. Cost for all inventories is determined using a weighted average cost method applied on a consistent basis. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. Refer to Note 3 — Supplemental Balance Sheet and Cash Flow Information for further detail.
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

Estimated Useful Lives
Buildings and improvements	2 - 20 years
Leasehold improvements	2 - 15 years
Machinery and equipment	2 - 10 years
Computer and office equipment	2 - 10 years
Converting machines	2 - 5 years
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
Capitalized Cloud-Based Software Implementation Costs — We are engaged with third-party software service providers for cloud computing hosting arrangements for various functions across our business, including our enterprise resource planning system, human resources information system, and customer relationship management system. In these arrangements, we do not take possession of the software, rather the software resides on the service providers’ hardware and we access it remotely. Costs associated with implementation of cloud-based software are capitalized into other assets, then amortized over seven years into SG&A expenses. The net balance of capitalized cloud-based software implementation costs was $16.6 million and $16.7 million at December 31, 2025 and 2024, respectively. Amortization expense of capitalized cloud-based software implementation costs was $4.1 million, $3.6 million, and $3.0 million in 2025, 2024, and 2023, respectively.
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
We review goodwill on a reporting unit basis and indefinite-lived assets for impairment annually on October 1st and on an interim basis whenever events or changes in circumstances indicate it is more likely than not that the carrying value of goodwill or indefinite-lived intangible assets may be impaired.
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
Stock-Based Compensation — The Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time, the “2019 Plan”) provides incentives to employees, directors, or consultants of the Company through grants of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU” or “RSUs”), performance awards, other cash-based awards and other stock-based awards.
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
Comprehensive Income (Loss) — Comprehensive income (loss) includes net loss and other comprehensive income (loss) amounts attributable to foreign currency translation adjustments and the effect of our cross-currency swap agreements, net of tax, as applicable.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Related Party Transactions —In 2019, the Company entered into a shared services agreement (the “Shared Services Agreement”) with an entity controlled by our chief executive officer, One Madison Group LLC (the “Sponsor”), pursuant to which the Sponsor may provide, or cause to be provided, certain services to the Company. The Shared Services Agreement provides for a broad array of potential services, including administrative and “back office” or corporate-type services and requires the Company to indemnify the Sponsor in connection with the services provided by the Sponsor to the Company. Total fees under the Shared Services Agreement were not significant in 2025, 2024, or 2023.
Recently Adopted Accounting Standards — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires us to provide a tabular rate reconciliation that reconciles income tax attributable to continuing operations to the statutory federal income tax applied to our pre-tax income from continuing operations, including the nature and amount of significant reconciling items, and requires disclosure of additional disaggregated information on income taxes paid by jurisdiction. We have adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Refer to Note 11 — Income Taxes for additional information.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) — Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the scope and applicability of interim reporting requirements, provides a comprehensive list of required interim disclosures, and introduces a disclosure principle for material events occurring after the end of the last annual reporting period. ASU 2025-11 will become effective for us for interim reporting periods beginning after December 15, 2027, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Note 3 — Supplemental Balance Sheet and Cash Flow Information
Accounts Receivable, net — The components of accounts receivable, net were as follows:

	December 31, 2025	December 31, 2024
Accounts receivable	$48.6	$44.4
Allowance for doubtful accounts	(0.9)	(0.5)
Accounts receivable, net	$47.7	$43.9
At December 31, 2025 and 2024, we had one customer with an accounts receivable balance that represented 33.2% and 33.5% of our accounts receivable balance, respectively.
Inventories — The components of inventories were as follows:

	December 31, 2025	December 31, 2024
Raw materials	$13.6	$12.5
Work-in-process	5.6	—
Finished goods	11.4	9.2
Inventories	$30.6	$21.7
Property, Plant, and Equipment, net — The following table details our property, plant, and equipment, net:

	December 31, 2025	December 31, 2024
Land	$2.4	$2.4
Buildings and improvements	12.8	12.5
Leasehold improvements	22.9	20.7
Machinery and equipment	43.2	39.6
Computer and office equipment	19.9	18.7
Converting machines	253.5	222.0
Total property, plant, and equipment	354.7	315.9
Accumulated depreciation	(216.0)	(178.3)
Property, plant, and equipment, net	$138.7	$137.6
We did not capitalize any interest in the periods presented. Depreciation expense recorded in cost of sales and depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$30.7	$30.2	$35.8
Depreciation and amortization expense	7.2	6.1	4.4
Total depreciation expense	$37.9	$36.3	$40.2

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Accrued Liabilities and Other — The components of accrued liabilities and other were as follows:

	December 31, 2025	December 31, 2024
Employee compensation	$7.8	$4.7
Taxes	5.4	7.9
Professional fees	3.2	2.2
Bonus	2.7	8.0
Interest	—	1.2
Warranty reserve	0.8	0.9
Other	4.0	3.6
Accrued liabilities and other	$23.9	$28.5
Supplemental Cash Flow Information and Non-Cash Investing Activities — Supplemental cash flow information is as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Interest paid	$37.4	$29.8	$26.0
Income taxes paid, net of refunds:
U.S. federal	$1.2	$—	$—
U.S. state and local	0.4	—	—
Foreign	0.5	—	—
Total income taxes paid	$2.1	$—	$—
Income taxes paid (prior to ASU 2023-09)	$—	$2.2	$2.8
Non-cash investing activities
Capital expenditures in accounts payable	$1.5	$1.2	$0.5
Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include U.S. federal at $1.2 million and all state and city taxes paid were less than 5% of the total income taxes paid.
Note 4 — Segment Information
Our business is organized on a geographic basis. We have separate functional leaders that are responsible for the day-to-day operations of our PPS and Automation product lines for North America, Europe, and Asia. We have identified two operating segments, North America and Europe/Asia, based on geographical region. North America and Europe/Asia are also our reportable segments. The combination of these segments represent our total consolidated operations.
The North America segment and Europe/Asia segments both generate revenue from our PPS and Automation products and share similar types of customers, production, and distribution. The segments may, at times, be impacted differently by fluctuations in paper costs within the regions from which our paper supply is sourced. No production assets are shared between our reportable segments. The North America segment includes our corporate costs, which are primarily costs for global service functions. Allocation of costs and intercompany sales between our reportable segments are insignificant for the periods presented.
Our Chief Operating Decision Maker, or “CODM,” is our Chairman and Chief Executive officer, and the CODM is responsible for making decisions related to budgeting, the allocation of resources, and evaluating performance.
We define our measure of segment profit or loss as earnings before interest, taxes, depreciation and amortization, or “EBITDA.” EBITDA is the key measure used by our CODM to understand and evaluate our operating performance and trends. Adjusting for non-cash items, such as amortization and depreciation expense, is helpful to our CODM in evaluating the performance of the business as we continue to focus on improving our leverage ratio and cash generation. Performance

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
metrics related to working capital, such as days sales outstanding and inventory turnover, are provided to our CODM in monitoring the cash management of the business but no asset balances are reported to or regularly reviewed by our CODM.
The following table presents segment operating results by reportable segment:

	Year Ended December 31,
	2025			2024			2023
	North America	Europe/Asia	Total	North America	Europe/Asia	Total	North America	Europe/Asia	Total
Net product revenue	$157.0	$175.7	$332.7	$138.3	$177.2	$315.5	$113.9	$170.9	$284.8
Machine lease revenue	29.0	33.3	62.3	24.9	28.5	53.4	23.4	28.1	51.5
Net revenue	186.0	209.0	395.0	163.2	205.7	368.9	137.3	199.0	336.3
Less:
Cost of sales excluding depreciation and amortization	124.3	109.3		97.2	101.7		72.3	104.9
Compensation expense(1)	49.3	55.3		50.3	52.7		41.8	47.5
Professional fees	10.8	3.2		9.0	3.9		10.7	3.8
Stock-based compensation	5.8	1.8		4.7	1.6		(8.6)	(1.6)
Other operating expense, net	3.1	1.4		4.8	0.8		4.4	0.8
Foreign currency loss (gain)	6.8	(12.1)		0.7	(2.3)		0.6	(0.9)
Other (income) expense, net(2)	(26.3)	20.5		(28.9)	8.0		(18.8)	18.6
Other segment items(3)	(5.7)	(6.0)		(3.3)	(2.2)		(1.1)	(0.7)
Segment profit	$17.9	$35.6	$53.5	$28.7	$41.5	$70.2	$36.0	$26.6	$62.6

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			30.7			30.2			35.8
Depreciation and amortization expense			36.0			35.1			33.8
Interest expense			34.3			28.6			24.3
Loss before income tax benefit			$(47.5)			$(23.7)			$(31.3)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $20.4 million, $24.0 million, and $18.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, which eliminates between the segments on a consolidated basis. In 2025, North America also includes non-operating income comprised primarily of a $5.8 million gain on investment in Pickle. In 2024, North America also includes non-operating income comprised primarily of a $5.4 million gain on sale of patents, partially offset by a $0.4 million loss on investment in Pickle, and in Europe/Asia, includes non-operating income comprised primarily of a $16.1 million gain on the settlement of litigation.

(3) Includes labor and overhead allocation to cost of sales, refurbishment costs, information technology maintenance costs, freight, travel, and other insignificant items for the periods presented. 2024 also includes a loss on debt extinguishment.

The following table presents our long-lived assets by segment:

	December 31, 2025	December 31, 2024
North America	$73.7	$80.1
Europe/Asia	89.0	78.4
Total long-lived assets	$162.7	$158.5

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
The following table presents our capital expenditures by segment:

	Year Ended December 31,
	2025	2024	2023
North America	$13.4	$12.9	$32.9
Europe/Asia	16.9	20.2	22.4
Capital expenditures for property, plant, and equipment	$30.3	$33.1	$55.3
Note 5 — Contracts with Customers
During 2025 and 2024, one customer comprised 12.6% and 10.2% of our net revenue, respectively. During 2023, no customers exceeded 10% of net revenue. We have forms of variable consideration present in our contracts with customers, including rebates on volume and other discounts. Charges for rebates and other allowances were approximately 10%, 10%, and 12% of net revenue in 2025, 2024, and 2023, respectively.
Warrant Agreements with Customers — On January 28, 2025 and August 22, 2025, the Company entered into separate equity agreements with two of our customers for the grant of non-voting common stock warrants that vest based on aggregate payments received on the sale of certain goods and services. The grant date fair value of the warrants is accounted for as consideration paid to the customers, which is recorded as a reduction of revenue ratably over the term of the agreements based on sales to the customers. The Company recorded assets of $6.0 million on January 28, 2025 and $5.7 million on August 22, 2025 related to warrants that immediately vested under the agreements. The warrant-related assets are recognized as a reduction of revenue over the term of the related contract. As of December 31, 2025, $0.9 million was included in Prepaid expenses and other current assets and $10.4 million was included in Other assets on the Consolidated Balance Sheets related to these warrants. The Company recognized a reduction to revenue of $0.5 million from the warrant asset balances during the year ended December 31, 2025 under these agreements. See additional discussion in Note 17 — Shareholders’ Equity.
Automation Product Sales Deferred revenue and Contract balances — Deferred revenue primarily represents contractual amounts received from customers that exceed revenue recognized for automation product sales. Our enforceable contractual obligations related to automation product sales have durations of less than one year and are included in current liabilities on the Consolidated Balance Sheets, as it is expected to be recognized within twelve months. The following table presents our contract assets and contract liabilities related to automation product sales:

	December 31, 2025	December 31, 2024
Contract Assets	$4.4	$2.1
Contract Liabilities	$14.0	$3.4
Note 6 — Goodwill and Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment:

	North America	Europe/Asia	Total
Balance at December 31, 2023	$338.8	$111.3	$450.1
Currency translation	—	(6.4)	(6.4)
Balance at December 31, 2024	$338.8	$104.9	$443.7
Currency translation	—	13.5	13.5
Balance at December 31, 2025	$338.8	$118.4	$457.2

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

		December 31, 2025
	Remaining Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	8	$206.0	$(90.2)	$115.8
Patented/unpatented technology	5	171.8	(102.2)	69.6
Intellectual property	5	0.5	(0.3)	0.2
Total definite-lived intangible assets	7	378.3	(192.7)	185.6
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$484.5	$(192.7)	$291.8

		December 31, 2024
	Remaining Weighted-Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	9	$192.5	$(71.5)	$121.0
Patented/unpatented technology	6	171.5	(86.7)	84.8
Intellectual property	6	0.5	(0.3)	0.2
Total definite-lived intangible assets	8	364.5	(158.5)	206.0
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$470.7	$(158.5)	$312.2
The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at December 31, 2025:

Year	Amount
2026	$28.8
2027	28.7
2028	28.7
2029	25.3
2030	22.8
Thereafter	51.3
$185.6
Amortization expense was $28.8 million, $29.0 million, and $29.4 million in 2025, 2024, and 2023, respectively.
Note 7 — Long-Term Debt
On December 19, 2024, the Company entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of December 31, 2025 and 2024 was 8.42% and 8.85%, respectively, and the effective interest rate was 9.30%.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
As of December 31, 2025, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of December 31, 2025, we had $5.9 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $44.1 million.
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
The obligations of (i) Ranpak Corp. (the “U.S. Borrower”) under the Facilities and certain of its obligations under hedging arrangements and cash management arrangements are guaranteed by Ranger Pledgor LLC (“Holdings”), a wholly owned subsidiary of Ranpak Holdings Corp., and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S.-organized restricted subsidiary of the U.S. Borrower (together with Holdings, the “ U.S. Guarantors”) and (ii) Ranpak B.V. (the “Dutch Borrower”) under the Facilities are unconditionally guaranteed by the U.S. Borrower, the U.S. Guarantors and each existing and subsequently acquired or organized direct or indirect wholly-owned Dutch-organized restricted subsidiary of the U.S. Borrower (the “Dutch Guarantors”, and together with the U.S. Guarantors, the “Guarantors” or the “Borrowers”), in each case, other than certain excluded subsidiaries. The Facilities are secured by (i) a first priority pledge of the equity interests of the Borrowers and of each direct, wholly-owned restricted subsidiary of any Borrower or any Guarantor and (ii) a first priority security interest in substantially all of the assets of the Borrowers and the Guarantors (in each case, subject to customary exceptions), provided that obligations of the U.S. Borrower and U.S. Guarantors under the Facilities were not secured by assets of the Dutch Borrower or any Dutch Guarantor.
The Revolving Facility requires the Borrowers to maintain a maximum First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) no greater than 7.65:1.00. This “springing” financial covenant will be tested on the last day of each fiscal quarter, but only if on such date the sum of (i) the principal amount of outstanding revolving loans under the Revolving Facility and (ii) unreimbursed drawings on letters of credit under the Revolving Facility, net of certain unrestricted cash amounts, exceeds 40% of the total revolving commitments under the Revolving Facility.
The 2024 Credit Agreement also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Borrowers, their restricted subsidiaries, and where applicable, Holdings, to: (i) incur additional indebtedness, issued disqualified stock and make guarantees; (ii) incur liens on assets; (iii) engage in mergers or consolidations or fundamental changes or asset sales; (v) pay dividends and distributions or repurchase capital stock; (vii) make investments, loans and advances, including acquisitions; (viii) amend or otherwise alter organizational documents and other material agreements; (ix) enter into certain agreements that would restrict the ability to incur liens on assets or restrict our ability to pay dividends, make loans or transfer assets among the Company’s subsidiaries; (x) prepay, redeem or purchase certain junior indebtedness; and (xi) enter into sale-leaseback transactions. The aforementioned restrictions are subject to certain exceptions, including customary exceptions that grant the Borrower continued flexibility to operate and develop its businesses. The 2024 Credit Agreement also contains certain customary representations and warranties, events of default and affirmative covenants, including covenants governing transactions with affiliates and permitted activities of the direct parent holding company of the U.S. Borrower other than passively holding the equity interest in the U.S. Borrower, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of December 31, 2025.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Long-term debt consisted of the following:

	December 31, 2025	December 31, 2024
Term Facility	$405.9	$410.0
Finance lease liabilities	3.4	4.3
Financing arrangements	1.2	1.4
Deferred financing costs, net	(8.6)	(9.3)
Total debt	$401.9	$406.4
Less: current portion of long-term debt	(3.9)	(4.0)
Less: current portion of finance lease liabilities	(1.6)	(1.6)
Long-term debt	$396.4	$400.8
Maturities of the Term Facility at December 31, 2025 are as follows:

Year Ended	Amount
2026	$4.1
2027	4.1
2028	4.1
2029	4.1
2030	4.1
Thereafter	385.4
Total	$405.9
Deferred financing costs represent costs incurred in connection with the issuance or amendment of our debt agreements, and are amortized over the terms of the related debt and recognized as a component of interest expense in the Consolidated Statements of Operations and Comprehensive Loss. Deferred financing costs related to our term loans and our revolving facilities are included in long-term debt and other assets on the Consolidated Balance Sheets, respectively.
The following table presents deferred financing costs as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred financing costs included in debt	$9.7	$9.3
Accumulated amortization included in debt	(1.1)	—
Deferred financing costs related to term loans, net	8.6	9.3
Deferred financing costs included in prepaid and other current assets	0.2	0.2
Deferred financing costs included in noncurrent other assets	0.9	0.9
Accumulated amortization included in noncurrent other assets	(0.2)	—
Deferred financing costs related to revolving credit facility, net	0.9	1.1
Deferred financing costs, total	$9.5	$10.4
Note 8 — Derivative Instruments
We use derivatives as part of the normal business operations to manage our exposure to fluctuations in foreign currency rates on USD-denominated debt held by subsidiaries with a functional currency other than USD and fluctuations in foreign currency translation associated with our global business presence.
Net Investment Hedges
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we enter into fixed-for-fixed cross-currency swap contracts between the Euro and USD designated as hedges and

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
accounted for as net investment hedges. In May 2024, we entered into a fixed-for-fixed cross-currency swap in a transaction commonly referred to as a “blend-and-extend,” whereby the November 2022 Swap was effectively terminated and voluntarily de-designated, and the modified swap (the “May 2024 Swap”) converted notional amounts of $80.0 million at 5.84% to €78.4 million at 4.54%. In May 2025, we entered into a fixed-for-fixed cross-currency swap, whereby the May 2024 Swap was effectively terminated and voluntarily de-designated, and the modified swap (the “May 2025 Swap”) converted notional amounts of $80.0 million at 5.84% for €80.0 million at 4.12%.
On January 15, 2025, we entered into a variable-for-variable cross-currency swap contract between the Euro and USD to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, with notional amounts of approximately $80.0 million and €77.9 million, respectively, which we designated as a hedge and accounted for as a net investment hedge (the “January 2025 Swap”). The January 2025 swap is settled monthly at floating rates based on SOFR plus 4.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.69%, respectively, on the first of every month.
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
The foreign currency gains or losses on the portion of the term loan held by the Dutch Borrower are driven by changes in foreign exchange rates and are economically partly offset by movements in the fair value of our cross-currency swap contracts. Fair value of the swap is calculated each period, with the impact of changes in foreign currency spot rates on the cross-currency swap notional amount reported in foreign currency gains or losses each period, while all other changes are reported in other comprehensive income (loss). The components of the swap that are excluded from the assessment of effectiveness are amortized out of accumulated other comprehensive income (loss) and into interest (income) expense over the life of the swap to maturity on February 1, 2028.
Interest Rate Swap
We historically entered into an interest rate swap to hedge the floating interest rates on our outstanding indebtedness. At December 31, 2025 and 2024, we had no outstanding interest rate swaps.
The following table summarizes the total fair values of derivative assets and liabilities (based on Level 2 inputs, as further discussed in Note 10 — Fair Value Measurement) and the respective classification in the Consolidated Balance Sheets as of December 31, 2025 and 2024:

		Assets (Liabilities)
	Balance Sheet Classification	December 31, 2025	December 31, 2024
Cross-Currency Swap
Designated as fair value hedge	Prepaid expenses and other current assets	$0.5	$—
Designated as net investment hedges	Prepaid expenses and other current assets	$2.2	$—
Designated as fair value hedge	Derivative instruments	$(6.8)	$—
Designated as net investment hedges	Derivative instruments	$(26.6)	$(1.3)

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
The following table presents the effect of our derivative financial instruments on our Consolidated Statements of Operations and Comprehensive Loss:

	Year Ended December 31,
	2025	2024	2023
Interest rate swap designated as cash flow hedge	$—	$(4.0)	$(8.5)
Cross-currency swap designated as fair value hedge	$(0.8)	$—	$—
Cross-currency swaps designated as net investment hedges, amounts excluded from effectiveness testing	$(2.2)	$(0.1)	$1.3
The income effects of our derivative activities are reflected in interest expense.
Note 9 — Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is a separate line within the Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net loss. The components of accumulated other comprehensive income (loss) at December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$7.5	$—	$7.5
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(24.9)	6.1	(18.8)
Total foreign currency translation	(7.4)	3.7	(3.7)
Unrealized loss on cross-currency fair value hedge	(0.1)	—	(0.1)
Total	$(7.5)	$3.7	$(3.8)

	December 31, 2024
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$(12.8)	$—	$(12.8)
Realized gain on cross-currency swap	10.0	(2.4)	7.6
Unrealized loss on cross-currency swap	(1.3)	0.3	(1.0)
Total	$(4.1)	$(2.1)	$(6.2)
The following tables present the changes in accumulated other comprehensive income (loss) by component for 2025 and 2024:

	Year Ended December 31, 2025
	Foreign Currency Translation	Fair Value Hedge Adjustments	Total
Beginning balance	$(6.2)	$—	$(6.2)
Other comprehensive income (loss) before reclassifications	(2.9)	(0.1)	(3.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	(0.4)
Tax effects	5.8	—	5.8
Ending balance	$(3.7)	$(0.1)	$(3.8)

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

Note 10 — Fair Value Measurement
The carrying values of our assets and liabilities, other than term debt and derivative instruments, approximate their fair values due to the short-term nature of these instruments as of December 31, 2025 and 2024.
We estimate the fair value of our Term Facility using Level 2 inputs.
Our derivative instruments, which at December 31, 2025 and 2024 were comprised of cross-currency swaps, are valued utilizing foreign currency forward curves and SOFR forward curves, as applicable, which are considered Level 2 inputs.
We estimate the fair value of our strategic investments in unconsolidated affiliates when there is an observable price change. The estimated fair value of our strategic investments were calculated using valuation techniques that included both observable (Level 2) and unobservable (Level 3) inputs.
The following table provides the carrying amounts and estimated fair value measurements of our financial instruments as of December 31, 2025 and 2024:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2025
Money market fund	$19.6	$19.6	$—	$—
Term Facility	405.9	—	406.4	—
Cross-currency swap agreement - Fair value hedge	6.3	—	6.3	—
Cross-currency swap agreements - Net investment hedges	24.4	—	24.4	—
December 31, 2024
Money market fund	$40.9	$40.9	$—	$—
Term Facility	410.0	—	410.5	—
Cross-currency swap agreement - Net investment hedge	1.3	—	1.3	—
Note 11 — Income Taxes
The components of earnings and loss before income tax benefit were as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(41.5)	$(32.0)	$(24.7)
Foreign	(6.0)	8.3	(6.6)
Total	$(47.5)	$(23.7)	$(31.3)

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
The components of our income tax benefit were as follows:

	Year Ended December 31,
	2025	2024	2023
Current tax expense
Federal	$(0.9)	$1.9	$1.1
State	(0.2)	0.6	0.6
Foreign	(0.4)	2.2	—
Total current tax expense	(1.5)	4.7	1.7
Deferred tax expense (benefit)
Federal	(5.4)	(8.1)	(5.9)
State	(1.8)	(2.0)	(0.1)
Foreign	(0.5)	3.2	0.1
Total deferred tax benefit	(7.7)	(6.9)	(5.9)
Total income tax benefit	$(9.2)	$(2.2)	$(4.2)
The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported income tax benefit are summarized as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal income tax benefit at statutory rate	$(10.0)	21.0%
U.S. state income taxes(1)	(2.0)	4.2%
Foreign tax effects
Netherlands
Deferred tax adjustment - intangibles	(1.0)	2.1%
Royalty deduction adjustment	1.2	(2.5)%
Other	0.2	(0.4)%
Brazil
Change in valuation allowance	(0.6)	1.3%
Other foreign jurisdictions	0.6	(1.3)%
Tax credits
R&D tax credit	(0.3)	0.6%
Non-taxable or non-deductible items
Prior year swap adjustment	2.4	(5.0)%
Other	0.3	(0.6)%
Income tax benefit and effective tax rate	$(9.2)	19.4%

(1) State tax benefit - CA, TX, TN, NC, IL, IN, PA, NY, MN and NJ made up the majority (greater than 50 percent of the tax effect in this category)

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Income tax benefit at statutory rate	$(5.0)	$(6.6)
U.S. state income taxes	(1.1)	0.3
Tax related to foreign activities	3.1	0.6
U.S. federal tax credits	(0.2)	(0.3)
Return to provision adjustments	—	(0.2)
Global Intangible Low-Taxed Income (GILTI)	0.3	—
Stock-based compensation windfall	0.3	1.0
Non-deductible compensation	0.2	—
Uncertain tax positions	(0.7)	—
Valuation allowance	0.7	0.9
Other, net	0.2	0.1
Income tax benefit	$(2.2)	$(4.2)

Effective tax rate	9.4%	13.4%
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future.
Deferred tax assets (liabilities) consisted of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets
Unrealized foreign currency exchange	$0.5	$1.3
Stock-based compensation	1.5	1.5
Net operating losses and credits	5.6	1.9
Derivative instruments	6.2	2.8
Non-deductible interest carryforward	22.0	18.6
Other	4.5	2.4
Total deferred tax assets	40.3	28.5
Valuation allowance	(1.4)	(1.7)
Deferred tax assets, net of valuation allowance	38.9	26.8
Deferred tax liabilities
Depreciation	(13.3)	(10.5)
Amortization	(71.3)	(75.5)
Unrealized foreign currency exchange	(3.4)	(1.6)
Other	(1.6)	(1.2)
Total deferred tax liabilities	(89.6)	(88.8)
Deferred tax liabilities, net before unrecognized tax benefits	(50.7)	(62.0)
Deferred tax impact of unrecognized tax benefits	—	—
Deferred tax liabilities, net after unrecognized tax benefits	$(50.7)	$(62.0)
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
As of December 31, 2025 and 2024, we had $2.9 million and $0.3 million, respectively, in federal net operating loss carryforwards, $0.3 million that expired in 2025 and $2.9 million can be carried forward indefinitely; $1.0 million and $0.2 million, respectively, of tax benefits related to state net operating loss carryforwards, a portion of which expire in 2026 through 2045, with the remainder subject to an indefinite carryforward period; and $1.3 million and $5.6 million, respectively, of foreign net operating loss carryforwards, a portion of which expire in 2026 through 2030 with an indefinite carryforward period. Management does not believe it is more likely than not that a portion of the foreign net operating losses will be utilized. In recognition of this risk, we have provided a valuation allowance at December 31, 2025 and 2024 of $1.4 million and $1.7 million, respectively, which was recorded through income tax expense.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2025 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2025, the amount of undistributed earnings and profits associated with indefinitely reinvested foreign earnings was approximately $61.3 million. We do not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.
We are subject to taxation in the United States (federal, state, local) and foreign jurisdictions. As of December 31, 2025, tax years 2019 through 2025 are subject to examination by the tax authorities.
The components of our unrecognized tax benefits, which would impact the effective tax rate if recognized, were as follows:

	Year Ended December 31,
	2025	2024	2023
Unrecognized income tax benefits at the beginning of the period	$1.3	$2.0	$1.9
Decreases related to current year tax positions	—	(0.8)	—
Increases related to current year tax positions	0.1	0.1	0.1
Decreases related to prior year tax positions	(0.6)	—	—
Unrecognized income tax benefits at the end of the period	$0.8	$1.3	$2.0
As of December 31, 2025 and 2024, we had accrued interest and penalties of $0.7 million and $0.6 million. We recognize interest and penalties related to unrecognized tax benefits in income tax benefit in the Consolidated Statements of Operations and Comprehensive Loss. Accrued interest and penalties are included in accrued liabilities and other in the Consolidated Balance Sheets. As of each balance sheet date, we assess our uncertain tax positions to determine whether factors underlying the sustainability assertion have changed.
Note 12 — Leases
We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from less than one year to twelve years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Supplemental balance sheet information related to leases was as follows:

	Classification	December 31, 2025	December 31, 2024
Lease assets
Operating lease right-of-use assets, net	Assets	$24.0	$20.9
Finance lease right of use assets, net	Property, plant, and equipment, net	3.2	4.1
Total lease assets		$27.2	$25.0
Lease liabilities
Operating lease liabilities, current	Current liabilities	$3.9	$4.0
Operating lease liabilities, non-current	Non-current liabilities	24.2	20.8
Finance lease liabilities, current	Current portion of long-term debt	1.6	1.6
Finance lease liabilities, non-current	Long-term debt	1.8	2.7
Total lease liabilities		$31.5	$29.1
The components of lease costs included in our Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating leases
Operating lease costs	$6.1	$6.4	$5.3
Variable lease costs	1.4	0.9	0.3
Total operating lease costs	$7.5	$7.3	$5.6
Finance leases
Amortization of right-of-use asset	$1.8	$1.7	$1.0
Total finance lease costs	$1.8	$1.7	$1.0
Maturities of lease liabilities as of December 31, 2025 are as follows:

	Operating	Finance	Total
2026	$6.3	$1.8	$8.1
2027	5.4	1.1	6.5
2028	4.7	0.4	5.1
2029	4.0	0.2	4.2
2030	3.8	0.2	4.0
Thereafter	18.3	0.1	18.4
Total lease payments	42.5	3.8	46.3
Less lease interest	(14.4)	(0.4)	(14.8)
Total lease liabilities	$28.1	$3.4	$31.5

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Additional information related to leases is presented as follows:

	December 31, 2025	December 31, 2024
Operating leases
Weighted average remaining lease term	9.0 years	10.0 years
Weighted average discount rate	9.9%	10.0%
Finance leases
Weighted average remaining lease term	2.7 years	2.8 years
Weighted average discount rate	8.9%	9.6%
Supplemental cash flow information related to leases is presented as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6.7	$6.4	$5.3
Financing cash flows from finance leases	2.3	1.4	1.1
Total cash paid	$9.0	$7.8	$6.4
Leased assets obtained in exchange for new operating lease liabilities	$5.1	$0.5	$24.9
Leased assets obtained in exchange for new finance lease liabilities	1.2	3.6	1.0
Right-of-use assets obtained in exchange for lease liabilities	$6.3	$4.1	$25.9
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
Litigation
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these consolidated financial statements related to contingencies for 2025 and 2024.
In April 2024, we entered into a settlement agreement (“the Settlement Agreement”) with a competitor (the “Defendant”) in connection with a patent infringement action we filed against the Defendant regarding a patented feature on some of our machines. Pursuant to the Settlement Agreement, in April 2024, we received a cash payment in the amount of €15 million (approximately $16.1 million USD), and a second cash payment of €5 million (approximately $5.4 million USD) related to the sale of two patents, both of which were recorded in other non-operating income, net in our Consolidated Statements of Operations and Comprehensive Loss. The patents sold were never used in a commercial product or arrangement and the combined carrying value at the time of sale was insignificant.

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
Note 14 — Stock-Based Compensation
The table below summarizes stock-based compensation expense:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense	$7.6	$6.3	$(10.2)
Tax effect on stock-based compensation	1.1	1.2	(2.5)
Stock-based compensation expense, net of tax	$6.5	$5.1	$(7.7)
As of December 31, 2025, there were approximately 6.0 million shares remaining for issuance under the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time).
2021 LTIP PRSUs — As appropriate, the Company evaluates both its long- and short-term incentive plan, and, as part of that evaluation, the likelihood of attaining performance criteria related to management’s variable compensation arrangements. In 2023, management’s assessment of the Company’s attainment of certain performance metrics primarily related to the 2021 LTIP PRSUs resulted in a reduction of approximately $19.5 million in stock-based compensation expense for the year ended December 31, 2023, which is included within SG&A expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Activity related to our RSUs and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,788,457	$5.60	1,977,514	$15.51
Granted	903,449	$5.52	662,653	$6.17
Released	(1,009,054)	$5.66	(297,520)	$4.98
Forfeited	(115,014)	$5.93	(742,470)	$19.94
Outstanding at December 31, 2025	1,567,838	$5.49	1,600,177	$11.54
The total fair value of awards vested during the years ended December 31, 2025, 2024, and 2023 was $7.2 million, $6.9 million and $4.0 million, respectively. The weighted average fair value of awards granted during the years ended December 31, 2025, 2024, and 2023 was $5.80, $5.22, and $5.77, respectively. We measure the fair value of grants of performance share units and restricted stock units based primarily on the closing market price of a share of our common stock on the date of the grant, modified as appropriate to take into account the features of such grants.
As of December 31, 2025, unrecognized compensation cost related to RSUs and PRSUs was $3.3 million and $0.7 million, which we expect to recognize over a weighted average remaining period of 1.3 years and 1.2 years, respectively. The aggregate intrinsic value of outstanding RSUs and PRSUs as of December 31, 2025 was $8.5 million and $8.7 million, respectively, based on the closing price of the Company’s common stock on December 31, 2025.

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
In December 2024, outstanding shares of the Company’s Class C common stock were converted into shares of the Company’s Class A common stock. Prior to the conversion, weighted average shares of Class A common stock and Class C common stock were combined in the denominator of basic and diluted EPS because they have equivalent economic rights and we had not issued any instruments that were considered to be participating securities.
The following tables set forth the computation of our loss per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(38.3)	$(21.5)	$(27.1)
Net loss attributable to common stockholders for basic and diluted EPS	$(38.3)	$(21.5)	$(27.1)
Denominator:
Basic and diluted weighted average common shares outstanding	84,181,939	83,059,187	82,374,605

Basic and diluted loss per share	$(0.45)	$(0.26)	$(0.33)
Approximately 4.9 million, 2.2 million, and 1.3 million shares issuable subject to RSUs and PRSUs were not included in the computation of diluted shares outstanding for the years ended December 31, 2025, 2024, and 2023, respectively, because the effect would be anti-dilutive or the awards are contingent on the achievement of performance milestones.
Note 16 — Employee Benefit Plans
Defined Contribution Plan
We maintain a 401(k) defined contribution savings and retirement plan (the “Plan”) for substantially all of our U.S. employees. Eligible U.S. employees may elect to contribute a portion of their compensation during each plan year, subject to certain limitations, and we match a portion of participant contributions to the Plan. Total employer contributions made under the Plan were approximately $1.1 million, $0.9 million, and $0.6 million for 2025, 2024, and 2023, respectively.
Multi-employer Benefit Plan
We maintain and participate in multi-employer benefit plans in various European countries. The largest of these is the Corporate Pension Fund for Cardboard and Flexible Packaging Business, a multi-employer benefit plan in the Netherlands, which provides retirement benefits to all Ranpak B.V. employees. In accordance with the collective labor agreements and Dutch laws, employee and employer contributions are paid to a third-party retirement fund administrator. Per Dutch laws, the retirement plans are required to be fully funded. Employer contributions into these various European multi-employer plans were approximately $3.3 million, $3.0 million, and $3.5 million for 2025, 2024, and 2023, respectively.
Note 17 — Shareholders’ Equity
Capital Stock
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
Preferred Shares
Shares of preferred stock may be issued from time to time in one or more series. The Directors are authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Directors are able, without stockholder approval, to issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of December 31, 2025, we had no preferred stock outstanding.
Share Repurchase Program
On July 30, 2025, the Company’s board of directors authorized an extension of our general share repurchase program of the Company’s Class A common stock of up to $50.0 million, with a 36-month expiration. These Class A common stock repurchases may occur in transactions that may include, without limitation, tender offers, open market purchases, accelerated share repurchases, negotiated block purchases, and transactions effected through plans under Rule 10b5-1 of the Securities Exchange Act of 1934. The timing and actual amount of shares repurchased will depend on a variety of different factors and may be modified, suspended or terminated at any time at the discretion of the board of directors. There have been no repurchases executed to date.
Warrant Agreements with Customers
On January 28, 2025, the Company and Amazon.com, Inc. (“Amazon”) entered into a Transaction Agreement (the “Amazon Transaction Agreement”), under which, among other things, Ranpak agreed to issue to a wholly-owned affiliate of Amazon (the “Amazon Warrantholder”) a warrant (the “Amazon Warrant”) to acquire up to 18,716,456 shares (the “Amazon Warrant Shares”) of the Company’s Class A common stock at an exercise price of $6.8308 per share, and on the terms and conditions set forth in the Amazon Warrant, 1,871,646 Amazon Warrant Shares vested on the date of the Amazon Transaction Agreement. The remainder of the Amazon Warrant Shares are subject to vesting over time based on payments made by Amazon or on Amazon’s behalf under the current and any possible future commercial agreement with the Company, with all Amazon Warrant Shares vesting upon an aggregate spend of $400 million. A total of 2,882,340 Amazon Warrant Shares vested during the year ended December 31, 2025. The Amazon Warrant allows for cashless exercise in part or in full at the Amazon Warrantholder’s discretion and expires January 28, 2033. So long as the Amazon Warrant is unexercised, the Amazon Warrant does not entitle the Amazon Warrantholder to any voting rights or any other common stockholder rights. There were no Amazon Warrant Shares exercised during the year ended December 31, 2025. The exercise price and the number of Amazon Warrant Shares are subject to customary anti-dilution adjustments.
On August 22, 2025, the Company and Walmart, Inc. (“Walmart”) entered into a Transaction Agreement (the “Walmart Transaction Agreement”), under which, among other things, Ranpak agreed to issue to Walmart (the “Walmart Warrantholder”) a warrant (the “Walmart Warrant”) to acquire up to 22,500,000 shares (the “Walmart Warrant Shares”) of the Company’s Class A common stock at an exercise price of $6.8308 per share, and on the terms and conditions set forth in the Walmart Warrant, 2,250,000 Walmart Warrant Shares vested on the date of the Walmart Transaction Agreement. The remainder of the Walmart Warrant Shares are subject to vesting over time based on payments made by Walmart or on Walmart’s behalf under the current and any possible future commercial agreement with the Company, with all Walmart Warrant Shares vesting upon an aggregate spend of $300 million. A total of 2,250,000 Walmart Warrant Shares vested during the year ended December 31, 2025. The Walmart Warrant allows for cashless exercise in part or in full at the Walmart Warrantholder’s discretion and expires August 22, 2035. So long as the Walmart Warrant is unexercised, the Walmart Warrant does not entitle the Walmart Warrantholder to any voting rights or any other common stockholder rights. There were no Walmart Warrant Shares exercised during the year ended December 31, 2025. The exercise price and the number of Walmart Warrant Shares are subject to customary anti-dilution adjustments.
Immediately prior to the consummation of certain change of control transactions, as defined in the Amazon Transaction Agreement and Walmart Transaction Agreement (each as defined below), the unvested portion of shares would become immediately vested and exercisable.
We valued the Amazon Warrant Shares and Walmart Warrant Shares, which were determined to be equity classified instruments, using a Black-Scholes model on the grant dates. The total fair value of the Amazon Warrant Shares on the grant date was $60.5 million based on a grant date fair value of $3.23 per Amazon Warrant Share and the total fair value of the Walmart Warrant Shares on the grant date was $57.6 million based on a grant date fair value of $2.56 per Walmart

Ranpak Holdings Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share data)
Warrant Share. We used a blended volatility based on our historical stock price and the historical stock price of our peer companies with a 50/50 weighting. A blended volatility is more indicative of our expected future volatility given the heightened volatility of our stock price from 2021 through 2022 during the COVID pandemic that we do not expect to reoccur in future periods. Additionally, the length of time our historical stock price has been available is less than the terms of the agreements. The weighted-average assumptions utilized in the Black-Scholes model for the purposes of valuing the Amazon Warrant Shares and Walmart Warrant Shares are summarized as follows:

Stock price	$5.13
Exercise price	$6.8308
Risk-free interest rate	4.32%
Blended volatility	50.0%
Expected term	9 years
Note 18 — Strategic Investments
As part of our strategy, we continuously evaluate opportunities for strategic investments that align with our mission. We hold investments in Pickle Robot Co. (“Pickle”) and Creapaper GmbH (“Creapaper”). Pickle is a robotics-solutions company which has developed robots for sorting, loading and unloading packaged goods. Creapaper uses a patented process to produce grass fiber, a raw material required for producing their grasspaper packaging products. We account for our investment in Pickle under the ASC Topic 321, Investments - Equity Securities, measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for this investment. The investment is measured at cost and adjusted to fair value when there is an observable price change, and is assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We account for our investment in Creapaper under ASC Topic 323, Investments - Equity Method and Joint Ventures, using the equity method and adjust the carrying value of our investment by our proportionate ownership of Creapaper’s earnings or losses. Our strategic investments are included in Other assets on the Consolidated Balance Sheets.
In 2025, we invested an additional $2.5 million in cash in exchange for preferred shares in Pickle. The additional cash investment was considered an observable price change that required remeasurement of the carrying value of our investment which resulted in a $5.8 million unrealized gain and is included within other non-operating income, net in our Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2025, the carrying value of our investment in Pickle was $22.1 million, inclusive of a cumulative net upward adjustments of $9.3 million. As of December 31, 2024, the carrying value of our investment in Pickle was $13.8 million.
As of December 31, 2025 and 2024, the carrying value of our investment in Creapaper was $4.8 million and $4.5 million, respectively.
Note 19 — Subsequent Events
We have evaluated for subsequent events and have concluded no subsequent events have occurred that require disclosure, except for those referenced below:
Strategic Investments — Pickle
On February 05, 2026, we entered into a Simple Agreement for Future Equity (“SAFE note”) with Pickle Robot Co. in exchange for $10.0 million in cash. The SAFE note provides us the right to receive preferred shares of Pickle Robot Co. upon the occurrence of a qualifying equity financing event, subject to the terms of the SAFE note.

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
Our management, under the supervision and with the participation of our CEO (our principal executive officer) and CFO (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our CEO and CFO have each concluded that such disclosure controls and procedures were effective as of December 31, 2025.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management, under the supervision and with the participation of our CEO and CFO, and under the oversight of the Audit Committee, assessed the Company’s internal control over financial reporting as of December 31, 2025, based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management, including our CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2025.
The Company’s independent registered public accounting firm, KPMG LLP (“KPMG”), who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as included in this Item 9A of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weaknesses
As previously disclosed in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent quarterly reports, management concluded that the following material weaknesses existed in our internal control over financial reporting:
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
During the year ended December 31, 2025, we executed efforts to remediate the identified material weaknesses. We took steps to design and implement new controls and revise existing controls over:
i)review and approval of manual journal entries so that manual journal entries are appropriately reviewed and access to record manual journal entries is monitored;
ii)validation procedures over the existence of our converting machines and the implementation of system changes to ensure the accuracy of depreciation of our converting machines;
iii)completeness, accuracy and reliability of data used to record automation revenue, machine lease revenue, and income taxes; and
iv)control owners were educated and re-trained regarding risks, controls and maintaining adequate evidence.
We have completed the implementation and testing of new or revised processes and internal controls, in addition to all other financially relevant processes and internal controls, to ascertain whether they are designed and operating effectively for a sufficient period of time to provide reasonable assurance that the controls will prevent or detect material errors in our financial statements and have concluded that the material weakness has been remediated as of December 31, 2025.
Changes in Internal Control over Financial Reporting
Except for the changes made in connection with the remediation of the material weaknesses, which are summarized above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Ranpak Holdings Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Ranpak Holdings Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Cleveland, Ohio
March 5, 2026
ITEM 9B. OTHER INFORMATION
Trading Arrangements.

During the year ended December 31, 2025, no Director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the proposal “Election of Directors” and the headings “Corporate Governance,” “Directors,” and “Executive Officers” in the Company’s definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the heading“Delinquent Section 16(a) Reports” in our “Proxy Statement”).
We have adopted a written code of business ethics and business conduct that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics and business is available on our website at ir.ranpak.com. If we make any substantive amendments to our code of ethics and business conduct or grant any waiver, including any implicit waiver, from a provision of our code of ethics and business conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
We have adopted insider trading policies and procedures applicable to our directors, officers, employees and other covered persons and have implemented processes that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulation as well as applicable NYSE listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is set forth under the heading “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference. The information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the heading “Equity Compensation Plan Information” in our Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the headings “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under the proposal “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:
1)Consolidated Financial Statements – See “Item 8. Consolidated Financial Statements and Supplementary Data” herein.
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

4.3
Warrant to Purchase Common Stock of Ranpak Holdings Corp. by and between Ranpak Holdings Corp. and Amazon.com NV Investment Holdings LLC, dated as of January 28, 2025 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 29, 2025)

4.4
Warrant to Purchase Common Stock of Ranpak Holdings Corp. by and between Ranpak Holdings Corp. and Walmart Inc., dated as of August 22, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K) (File No. 001-38348), filed with the SEC on August 26, 2025)

10.1
Second Amendment, dated May 13, 2019, to the Securities Subscription Agreement, dated July 18, 2017, as amended on December 1, 2017, by and between One Madison Corporation and One Madison Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.2
Consent of Holders of Class B Shares, dated May 13, 2019, among certain holders of Class B Shares (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on May 15, 2019)

10.4
Offer Letter Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Omar Asali (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.5
Offer Letter Agreement, dated June 3, 2019, by and between Ranpak Holdings Corp. and Michael A. Jones (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.6*	Form of Performance Restricted Stock Unit Award Agreement under Ranpak Holdings Corp. 2019 Omnibus Incentive Plan

10.7	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (No. 0001-38348), filed with the SEC on June 6, 2019)

10.8	Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Form S-8 (No. 333-233154), filed with the SEC on August 8, 2019)

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

10.12*	Form of Restricted Stock Unit Award Agreement under Ranpak Holdings Corp. 2019 Omnibus Incentive Plan

10.13
Amended and Restated Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.14
Form of Long-Term Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on May 26, 2021)

10.15
Separation and Release of Claims Agreement by and between the Company and Michael A. Jones dated November 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (No. 0001-38348), filed with the SEC on November 29, 2022)

10.16
First Lien Credit Agreement, dated December 19, 2024, among Ranpak Corp., Ranpak B.V., Ranger Pledgor LLC, the financial institutions from time to time party thereto and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on December 19, 2024)

10.17
Transaction Agreement, by and between Ranpak Holdings Corp. and Amazon.com, Inc., dated as of January 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on January 29, 2025)

10.18
Separation Agreement and General Release by and between Ranpak Holdings Corp. and Mark Siebert, dated May 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on May 8, 2025)

10.19
Employment Agreement by and between Ranpak Holdings Corp. and Paul Aram, dated July 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on July 3, 2025)

10.20
Separation Agreement by and between Ranpak Holdings Corp. and Eric Laurensse, dated June 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on July 3, 2025)

10.21
Separation Agreement by and between Ranpak Holdings Corp. and Antonio Grassotti, dated July 2, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on July 3, 2025)

10.22
Transaction Agreement, by and between Ranpak Holdings Corp. and Walmart Inc., dated as of August 22, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38348), filed with the SEC on August 26, 2025)

10.23*	Form of Executive Performance Restricted Stock Unit Award Agreement under Ranpak Corp. 2019 Omnibus Incentive Plan

19.1*	Insider Trading Policy (As Amended May 2, 2023)

21.1*	List of Subsidiaries of Ranpak Holdings Corp.

23.1*	Consent of Independent Registered Public Accounting Firm – KPMG LLP

24.1*	Power of Attorney (included on Signatures page)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Ranpak Holdings Corp. Compensation Recoupment Policy (As Adopted October 26, 2023)

101
The following financial information from Ranpak Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

Ranpak Holdings Corp.

Date:	March 5, 2026	By:	/s/ William Drew
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

Name	Title	Date

/s/ Omar M. Asali	Chairman and Chief Executive Officer	March 5, 2026
Omar M. Asali	(principal executive officer)

/s/ William Drew	Executive Vice President and Chief Financial Officer	March 5, 2026
William Drew	(principal financial and accounting officer)

/s/ Thomas F. Corley	Director	March 5, 2026
Thomas F. Corley

/s/ Victoria L. Dolan	Director	March 5, 2026
Victoria L. Dolan

/s/ Pamela El	Director	March 5, 2026
Pamela El

/s/ Michael Gliedman	Director	March 5, 2026
Michael Gliedman

/s/ Michael A. Jones	Director	March 5, 2026
Michael A. Jones

/s/ Robert C. King	Director	March 5, 2026
Robert C. King

/s/ Salil Seshadri	Director	March 5, 2026
Salil Seshadri

/s/ Alicia Tranen	Director	March 5, 2026
Alicia Tranen