Form 10-Q
period 2026-03-31
Ranpak Holdings Corp.
filed 2026-04-30
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-38348
_______________________________________________________________
RANPAK HOLDINGS CORP.
_______________________________________________________________

Delaware	98-1377160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7990 Auburn Road
Concord Township, Ohio 44077
(440) 354-4445
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2026, the registrant had 85,544,875 of its Class A common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2026
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements
Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025

Unaudited Condensed Consolidated Balance Sheets – March 31, 2026 and December 31, 2025

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2026 and 2025

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Loss
(in millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net product revenue	$81.8	$77.6
Machine lease revenue	19.4	13.6
Net revenue	101.2	91.2
Cost of product sales	59.5	54.8
Cost of leased machines	6.8	5.5
Gross profit	34.9	30.9
Selling, general and administrative expenses	29.2	28.9
Depreciation and amortization expense	9.0	9.0
Other operating expense, net	0.5	1.0
Loss from operations	(3.8)	(8.0)
Interest expense	8.6	8.7
Foreign currency loss (gain)	1.3	(2.6)
Loss before income tax benefit	(13.7)	(14.1)
Income tax benefit	(3.5)	(3.2)
Net loss	$(10.2)	$(10.9)

Basic and diluted loss per share	$(0.12)	$(0.13)

Weighted average number of shares outstanding – basic and diluted	84,837,453	83,697,897

Other comprehensive loss, before tax
Foreign currency translation adjustments	$(1.3)	$(2.6)
Cross-currency swap adjustments	(0.4)	(0.6)
Total other comprehensive loss, before tax	(1.7)	(3.2)
Provision (benefit) for income taxes related to other comprehensive loss	0.6	(2.4)
Total other comprehensive loss, net of tax	(2.3)	(0.8)
Comprehensive loss, net of tax	$(12.5)	$(11.7)
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$48.5	$63.0
Accounts receivable, net	43.6	47.7
Inventories	33.7	30.6
Income tax receivable	4.1	1.9
Prepaid expenses and other current assets	13.8	10.6
Total current assets	143.7	153.8
Property, plant and equipment, net	135.3	138.7
Operating lease right-of-use assets, net	22.7	24.0
Goodwill	454.4	457.2
Intangible assets, net	283.0	291.8
Deferred tax assets	0.4	0.4
Other assets	67.6	59.0
Total assets	$1,107.1	$1,124.9
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$35.1	$36.7
Accrued liabilities and other	24.8	23.9
Current portion of long-term debt	6.6	5.5
Operating lease liabilities, current	3.6	3.9
Deferred revenue	13.1	14.0
Total current liabilities	83.2	84.0
Long-term debt	396.5	396.4
Deferred tax liabilities	49.5	50.7
Derivative instruments	29.0	33.4
Operating lease liabilities, non-current	23.0	24.2
Other liabilities	1.4	1.3
Total liabilities	582.6	590.0
Commitments and contingencies – Note 13
Shareholders’ equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; shares issued and outstanding: 85,529,338 and 84,385,870 at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	724.4	722.3
Accumulated deficit	(193.8)	(183.6)
Accumulated other comprehensive loss	(6.1)	(3.8)
Total shareholders’ equity	524.5	534.9
Total liabilities and shareholders’ equity	$1,107.1	$1,124.9
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A
	Shares	Amount
Balance at December 31, 2025	84,385,870	$—	$722.3	$(183.6)	$(3.8)	$534.9
Stock-based awards vested and distributed	1,133,298	—	(0.7)	—	—	(0.7)
Director shares issued	10,170	—	—	—	—	—
Amortization of restricted stock units	—	—	1.3	—	—	1.3
Provision for common stock warrants	—	—	1.5	—	—	1.5
Net loss	—	—	—	(10.2)	—	(10.2)
Other comprehensive loss	—	—	—	—	(2.3)	(2.3)
Balance at March 31, 2026	85,529,338	$—	$724.4	$(193.8)	$(6.1)	$524.5

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A
	Shares	Amount
Balance at December 31, 2024	83,267,367	$—	$699.6	$(145.3)	$(6.2)	$548.1
Stock-based awards vested and distributed	943,902	—	(1.2)	—	—	(1.2)
Director shares issued	11,060	—	—	—	—	—
Amortization of restricted stock units	—	—	2.1	—	—	2.1
Initial vesting of common stock warrants	—	—	6.0	—	—	6.0
Provision for common stock warrants	—	—	0.8	—	—	0.8
Net loss	—	—	—	(10.9)	—	(10.9)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance at March 31, 2025	84,222,329	$—	$707.3	$(156.2)	$(7.0)	$544.1
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(10.2)	$(10.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16.8	15.1
Amortization of deferred financing costs	0.3	0.3
Deferred income taxes	(1.5)	(1.1)
Foreign currency loss (gain)	1.3	(2.6)
Stock-based compensation expense	1.3	2.1
Provision for common stock warrants	1.7	0.8
Amortization of cloud-based software implementation costs	1.1	0.9
Changes in operating assets and liabilities:
Accounts receivable	3.6	2.3
Inventories	(3.4)	(13.3)
Income tax receivable	(2.2)	(1.1)
Prepaid expenses and other current assets	(3.5)	(2.4)
Accounts payable	(1.1)	8.9
Accrued liabilities and other	1.3	1.6
Change in other assets and liabilities	(1.1)	(1.9)
Net cash provided by (used in) operating activities	4.4	(1.3)
Cash Flows from Investing Activities
Purchases of converter equipment	(7.4)	(7.3)
Purchases of other property, plant, and equipment	(0.9)	(0.2)
Cash paid for strategic investments	(10.0)	—
Net cash used in investing activities	(18.3)	(7.5)
Cash Flows from Financing Activities
Principal payments on term loans	(1.0)	(1.0)
Proceeds from hedging instruments	0.1	—
Proceeds from financing arrangements	2.7	—
Payments on financing arrangements	(0.5)	(0.1)
Payments on finance lease liabilities	(0.4)	(0.5)
Tax payments for withholdings on stock-based awards distributed	(0.7)	(1.2)
Net cash provided by (used in) financing activities	0.2	(2.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.8)	1.0
Net Decrease in Cash and Cash Equivalents	(14.5)	(10.6)
Cash and Cash Equivalents, beginning of period	63.0	76.1
Cash and Cash Equivalents, end of period	$48.5	$65.5
_________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 1 — Nature of Operations
We are a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. We provide our protective packaging solutions (“PPS”) systems and paper consumables to distributors and certain select end-users. We operate manufacturing facilities in the United States, Europe, and Asia. For our Automation product lines, we currently have dedicated facilities in Shelton, Connecticut and the Netherlands.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2025, 2024, and 2023, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 10-K”). The three months ended March 31, 2026 and 2025 may be further referred to herein as the “first quarter” of 2026 and 2025, respectively.
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
Recently Adopted Accounting Standards — In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (“ASU 2025-05”), which introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20, Financial Instruments - Credit Losses, to current accounts receivable and contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 was effective for us for reporting periods beginning after December 15, 2025, with early adoption permitted. The standard introduces a practical expedient that permits an entity to assume current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This practical expedient is

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
available to all entities. We have elected to take the practical expedient, and the impact on the consolidated financial statements is insignificant.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the scope and applicability of interim reporting requirements, provides a comprehensive list of required interim disclosures, and introduces a disclosure principle for material events occurring after the end of the last annual reporting period. ASU 2025-11 will become effective for us for interim reporting periods beginning after December 15, 2027, with early adoption permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.
Note 3 — Supplemental Balance Sheet Data and Cash Flow Information
Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market account was approximately $15.6 million and $19.6 million at March 31, 2026 and December 31, 2025, respectively. The fair value of our investment in a money market fund is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.
Accounts Receivable, net — The components of accounts receivable, net were as follows:

	March 31, 2026	December 31, 2025
Accounts receivable	$44.3	$48.6
Allowance for doubtful accounts	(0.7)	(0.9)
Accounts receivable, net	$43.6	$47.7
At March 31, 2026 and December 31, 2025, we had one customer with an accounts receivable balance that represented 24.3% and 33.2% of our accounts receivable balance, respectively.
Inventories — The components of inventories were as follows:

	March 31, 2026	December 31, 2025
Raw materials	$12.4	$13.6
Work-in-process	2.7	5.6
Finished goods	18.6	11.4
Inventories	$33.7	$30.6

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Property, Plant, and Equipment, net — The following table details our property, plant, and equipment, net:

	March 31, 2026	December 31, 2025
Land	$2.4	$2.4
Buildings and improvements	12.9	12.8
Leasehold improvements	22.5	22.9
Machinery and equipment	42.4	43.2
Computer and office equipment	19.8	19.9
Converting machines	255.4	253.5
Total property, plant, and equipment	355.4	354.7
Accumulated depreciation	(220.1)	(216.0)
Property, plant, and equipment, net	$135.3	$138.7
Depreciation expense recorded in cost of sales, which includes the cost of product sales and cost of leased machines, and depreciation and amortization expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended March 31,
	2026	2025
Cost of sales	$7.8	$6.1
Depreciation and amortization expense	1.8	1.7
Total depreciation expense	$9.6	$7.8
Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	March 31, 2026	December 31, 2025
Employee compensation	$9.2	$7.8
Taxes	4.8	5.4
Professional fees	2.9	3.2
Bonus	3.6	2.7
Warranty reserve	0.5	0.8
Other	3.8	4.0
Accrued liabilities and other	$24.8	$23.9
Supplemental Cash Flow Information and Non-Cash Investing Activities — Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information
Interest paid	$8.3	$10.3
Income taxes paid	$0.2	$—
Non-cash investing activities
Capital expenditures in accounts payable	$1.2	$2.1
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following tables present segment operating results by reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	North America	Europe/Asia	Consolidated
Net product revenue	$33.1	$48.7	$81.8
Machine lease revenue	9.4	10.0	19.4
Net revenue	42.5	58.7	101.2
Less:
Cost of sales excluding depreciation and amortization	28.1	30.4
Compensation expense(1)	13.3	15.7
Professional fees	2.0	1.0
Stock-based compensation	1.2	0.1
Other operating expense, net	0.2	0.3
Foreign currency (gain) loss	(2.6)	3.9
Other (income) expense, net(2)	(5.0)	5.0
Other segment items(3)	(1.5)	(2.6)
Segment profit	$6.8	$4.9	$11.7

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			7.8
Depreciation and amortization expense			9.0
Interest expense			8.6
Loss before income tax benefit			$(13.7)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $5.0 million for the three months ended March 31, 2026, which eliminates between the segments on a consolidated basis.

(3) Includes labor and overhead allocation to cost of sales, information technology maintenance costs, travel, and other insignificant items.

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
The following table presents our long-lived assets by segment:

	March 31, 2026	December 31, 2025
North America	$73.0	$73.7
Europe/Asia	85.0	89.0
Total long-lived assets	$158.0	$162.7
The following table presents our capital expenditures by segment:

	Three Months Ended March 31,
	2026	2025
North America	$4.3	$3.0
Europe/Asia	4.0	4.5
Capital expenditures for property, plant, and equipment	$8.3	$7.5
Note 5 — Contracts with Customers
During the three months ended March 31, 2026 and 2025, one customer comprised 10.4% and 10.5%, respectively, of our total net revenue. We have forms of variable consideration present in our contracts with customers, including rebates on volume and other discounts. Charges for rebates and other allowances were approximately 11% of net revenue in each of the three months ended March 31, 2026 and 2025.
Warrant Agreements with Customers — On January 28, 2025 and August 22, 2025, the Company entered into separate equity agreements with two of our customers for the grant of non-voting common stock warrants that vest based on

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
aggregate payments received on the sale of certain goods and services. The grant date fair value of the warrants is accounted for as consideration paid to the customers, which is recorded as a reduction of revenue ratably over the term of the agreements based on sales to the customers. The Company recorded assets of $6.0 million on January 28, 2025 and $5.7 million on August 22, 2025 related to warrants that immediately vested under the agreements. The warrant-related assets are recognized as a reduction of revenue over the term of the related contract. As of March 31, 2026 and December 31, 2025, $1.0 million and $0.9 million, respectively, was included in Prepaid expenses and other current assets and $10.1 million and $10.4 million, respectively, was included in Other assets on the Unaudited Condensed Consolidated Balance Sheets related to these warrants. The Company recognized a reduction to revenue of $0.2 million and $0.1 million from the warrant asset balances during the three months ended March 31, 2026 and 2025, respectively, under these agreements. See additional discussion in Note 17.
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

	March 31, 2026	December 31, 2025
Contract Assets	$3.5	$4.4
Contract Liabilities	$13.1	$14.0
Note 6 — Goodwill and Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment:

	North America	Europe/Asia	Total
Balance at December 31, 2025	$338.8	$118.4	$457.2
Currency translation	—	(2.8)	(2.8)
Balance at March 31, 2026	$338.8	$115.6	$454.4
Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	March 31, 2026
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	8	$203.2	$(92.4)	$110.8
Patented/unpatented technology	5	171.8	(106.0)	65.8
Intellectual property	5	0.5	(0.3)	0.2
Total definite-lived intangible assets	7	375.5	(198.7)	176.8
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$481.7	$(198.7)	$283.0

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	December 31, 2025
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	8	$206.0	$(90.2)	$115.8
Patented/unpatented technology	5	171.8	(102.2)	69.6
Intellectual property	5	0.5	(0.3)	0.2
Total definite-lived intangible assets	7	378.3	(192.7)	185.6
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$484.5	$(192.7)	$291.8
The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at March 31, 2026:

Year	Amount
2026 (Remaining nine months)	$21.4
2027	28.5
2028	28.5
2029	25.1
2030	22.6
Thereafter	50.7
$176.8
Amortization expense was $7.2 million and $7.3 million in the first quarter of 2026 and 2025, respectively.
Note 7 — Long-Term Debt
On December 19, 2024, the Company entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of March 31, 2026 and December 31, 2025 was 8.17%, and 8.42%, respectively, and the effective interest rate was 9.30%.
As of March 31, 2026, no amounts were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of March 31, 2026, we had $5.8 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $44.2 million.
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
The 2024 Credit Agreement also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Borrowers, their restricted subsidiaries, and where applicable, Holdings, to: (i) incur additional indebtedness, issued disqualified stock and make guarantees; (ii) incur liens on assets; (iii) engage in mergers or consolidations or fundamental changes or asset sales; (v) pay dividends and distributions or repurchase capital stock; (vii) make investments, loans and advances, including acquisitions; (viii) amend or otherwise alter organizational documents and other material agreements; (ix) enter into certain agreements that would restrict the ability to incur liens on assets or restrict our ability to pay dividends, make loans or transfer assets among the Company’s subsidiaries; (x) prepay, redeem or purchase certain junior indebtedness; and (xi) enter into sale-leaseback transactions. The aforementioned restrictions are subject to certain exceptions, including customary exceptions that grant the Borrower continued flexibility to operate and develop its businesses. The 2024 Credit Agreement also contains certain customary representations and warranties, events of default and affirmative covenants, including covenants governing transactions with affiliates and permitted activities of the direct parent holding company of the U.S. Borrower other than passively holding the equity interest in the U.S. Borrower, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of March 31, 2026.
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
Term Facility	$404.9	$405.9
Finance lease liabilities	3.1	3.4
Financing arrangements	3.4	1.2
Deferred financing costs, net	(8.3)	(8.6)
Total debt	403.1	401.9
Less: current portion of long-term debt	(5.1)	(3.9)
Less: current portion of finance lease liabilities	(1.5)	(1.6)
Long-term debt	$396.5	$396.4
Deferred financing costs represent costs incurred in connection with the issuance or amendment of our debt agreements, and are amortized over the terms of the related debt and recognized as a component of interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Deferred financing costs related to our term loans and our revolving facilities are included in Long-term debt and Other assets on the Unaudited Condensed Consolidated Balance Sheets, respectively.
Note 8 — Derivative Instruments
We use derivatives as part of the normal business operations to manage our exposure to fluctuations in foreign currency rates on USD-denominated debt held by subsidiaries with a functional currency other than USD and fluctuations in foreign currency translation associated with our global business presence.
Net Investment Hedges
To protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, we enter into fixed-for-fixed cross-currency swap contracts between the Euro and USD designated as hedges and accounted for as net investment hedges. In May 2025, we entered into a fixed-for-fixed cross-currency swap (the “May 2025 Swap”) which converts notional amounts of $80.0 million at 5.84% for €80.0 million at 4.12%.
In January 2025, we entered into a variable-for-variable cross-currency swap contract between the Euro and USD to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, which

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
we designated as a hedge and accounted for as a net investment hedge (the “January 2025 Swap”). The January 2025 swap, with notional amounts of approximately $80.0 million and €77.9 million, respectively, is settled monthly at floating rates based on SOFR plus 4.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.69%, respectively, on the first of every month.
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
Fair Value Hedge
In January 2025, we entered into a variable-to-variable cross-currency swap contract to reduce the effects of changes in foreign currency from Euro to USD on the portion of the term loan held by the Dutch Borrower. The cross-currency swap. with notional amounts of $50.0 million and €47.8 million, is settled monthly at floating rates based on SOFR plus 4.5% and EURIBOR plus 4.69%, respectively. We apply fair value hedge accounting and we consider market factors other than the change in the spot exchange rate on the notional amount of the swap to be excluded components.
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
The following table summarizes the total fair values of derivative assets and liabilities (based on Level 2 inputs, as further discussed in Note 10 — Fair Value Measurement) and the respective classification in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

		Assets (Liabilities)
	Balance Sheet Classification	March 31, 2026	December 31, 2025
Cross-Currency Swaps
Designated as fair value hedge	Prepaid expenses and other current assets	$0.4	$0.5
Designated as net investment hedges	Prepaid expenses and other current assets	$2.0	$2.2
Designated as fair value hedge	Derivative instruments	$(5.7)	$(6.8)
Designated as net investment hedges	Derivative instruments	$(23.3)	$(26.6)
Income effects of our cross-currency swap designated as a fair value hedge were not significant for the three months ended March 31, 2026 and 2025. The following table presents the effect of our cross-currency swaps designated as net investment hedges on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

		Three Months Ended March 31,
	Income Statement Classification	2026	2025
Cross-currency swaps designated as net investment hedges, amounts excluded from effectiveness testing	Interest Expense	$(0.5)	$(0.4)
Note 9 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is a separate line within the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
net loss. The components of accumulated other comprehensive income (loss) at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$3.3	$—	$3.3
Realized gain on cross-currency swaps designated as net investment hedges	10.0	(2.4)	7.6
Unrealized loss on cross-currency swaps designated as net investment hedges	(22.0)	5.3	(16.7)
Total foreign currency translation	(8.7)	2.9	(5.8)
Unrealized loss on cross-currency swap designated as fair value hedge	(0.5)	0.2	(0.3)
Total	$(9.2)	$3.1	$(6.1)

	December 31, 2025
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$7.5	$—	$7.5
Realized gain on cross-currency swaps designated as net investment hedges	10.0	(2.4)	7.6
Unrealized loss on cross-currency swaps designated as net investment hedges	(24.9)	6.1	(18.8)
Total foreign currency translation	(7.4)	3.7	(3.7)
Unrealized loss on cross-currency swap designated as fair value hedge	(0.1)	—	(0.1)
Total	$(7.5)	$3.7	$(3.8)
The following tables present the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Foreign currency translation	Fair value hedge adjustments	Total
Beginning balance	$(3.7)	$(0.1)	$(3.8)
Other comprehensive loss before reclassifications	(1.1)	(0.4)	(1.5)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.2)
Tax effects	(0.8)	0.2	(0.6)
Ending balance	$(5.8)	$(0.3)	$(6.1)

	Three Months Ended March 31, 2025
	Foreign currency translation	Unrealized loss on interest rate swaps	Total
Beginning balance	$(6.2)	$—	$(6.2)
Other comprehensive loss before reclassifications	(2.6)	(0.6)	(3.2)
Tax effects	2.2	0.2	2.4
Ending balance	$(6.6)	$(0.4)	$(7.0)
Note 10 — Fair Value Measurement
The carrying values of our assets and liabilities, other than term debt and derivative instruments, approximate their fair values due to the short-term nature of these instruments as of March 31, 2026 and December 31, 2025.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
We estimate the fair value of our Term Facility using Level 2 inputs.
Our derivative instruments, which at March 31, 2026 and December 31, 2025 were comprised of cross-currency swaps, are valued utilizing foreign currency forward curves and SOFR forward curves, as applicable, which are considered Level 2 inputs.
We estimate the fair value of our strategic investments in unconsolidated affiliates when there is an observable price change. The estimated fair value of our strategic investments were calculated using valuation techniques that included both observable (Level 2) and unobservable (Level 3) inputs.
The following table provides the carrying amounts and estimated fair value measurements of our financial instruments as of March 31, 2026 and December 31, 2025:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2026
Money market fund	$15.6	$15.6	$—	$—
Term Facility	$404.9	$—	$404.4	$—
Cross-currency swap designated as fair value hedge	$5.3	$—	$5.3	$—
Cross currency swaps designated as net investment hedges	$21.3	$—	$21.3	$—
December 31, 2025
Money market fund	$19.6	$19.6	$—	$—
Term Facility	$405.9	$—	$406.4	$—
Cross-currency swap designated as fair value hedge	$6.3	$—	$6.3	$—
Cross currency swaps designated as net investment hedges	$24.4	$—	$24.4	$—
Note 11 — Income Taxes
For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended March 31,
	2026	2025
Effective tax rate	26.0%	22.6%
The fluctuation in the effective tax rate for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to taxes related to foreign activities and the impact from stock-based compensation for the same period in 2025. The effective tax rate is higher than the U.S. federal statutory rate due primarily to state income taxes.
Note 12 — Leases
We have operating and finance leases for automobiles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from less than one year to twelve years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Supplemental balance sheet information related to leases is as follows:

	Classification	March 31, 2026	December 31, 2025
Lease assets
Operating lease right-of-use assets, net	Assets	$22.7	$24.0
Finance lease right of use assets, net	Property, plant, and equipment, net	2.9	3.2
Total lease assets		$25.6	$27.2
Lease liabilities
Operating lease liabilities, current	Current liabilities	$3.6	$3.9
Operating lease liabilities, non-current	Non-current liabilities	23.0	24.2
Finance lease liabilities, current	Current portion of long-term debt	1.5	1.6
Finance lease liabilities, non-current	Long-term debt	1.6	1.8
Total lease liabilities		$29.7	$31.5
The components of lease costs included in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Three Months Ended March 31,
	2026	2025
Operating leases
Operating lease costs	$1.3	$1.5
Variable lease costs	0.6	0.3
Total operating lease costs	$1.9	$1.8
Finance leases
Amortization of right-of-use asset	$0.4	$0.5
Total finance lease costs	$0.4	$0.5
Maturities of lease liabilities as of March 31, 2026 are as follows:

	Operating	Finance	Total
2026 (Remaining nine months)	$4.6	$1.4	$6.0
2027	5.3	1.2	6.5
2028	4.6	0.5	5.1
2029	3.9	0.2	4.1
2030	3.7	0.2	3.9
2031 and thereafter	18.0	—	18.0
Total lease payments	40.1	3.5	43.6
Less lease interest	(13.5)	(0.4)	(13.9)
Total lease liabilities	$26.6	$3.1	$29.7
Additional information related to leases is presented as follows:

	March 31, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term	8.9 years	9.0 years
Weighted average discount rate	9.9%	9.9%
Finance leases
Weighted average remaining lease term	2.6 years	2.7 years
Weighted average discount rate	8.8%	8.9%

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Supplemental cash flow information related to leases is presented as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.7	$1.7
Financing cash flows from finance leases	0.4	0.5
Total cash paid	$2.1	$2.2
Right-of-use assets obtained in exchange for lease liabilities
Leased assets obtained in exchange for new operating lease liabilities	$—	$1.1
Leased assets obtained in exchange for new finance lease liabilities	0.1	0.2
Right-of-use assets obtained in exchange for lease liabilities	$0.1	$1.3
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
Litigation
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three months ended March 31, 2026.
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
Note 14 — Stock-Based Compensation
We record stock-based compensation at fair value on the date of grant and record the expense for these awards in Selling, general and administrative (“SG&A”) expenses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss on a ratable basis over the requisite employee service period. Stock-based compensation expense includes actual forfeitures incurred. For performance-based restricted stock units (“PRSUs”), we reassess at each reporting date whether achievement of the performance condition is probable and accrue compensation expense if and when achievement of the performance condition is probable.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The table below summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$1.3	$2.1
Tax effect on stock-based compensation	0.3	0.4
Stock-based compensation expense, net of tax	$1.0	$1.7
As of March 31, 2026, there were approximately 6.1 million shares remaining for issuance under the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time).
Activity related to our restricted stock units (“RSUs”) and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2026	1,567,838	$5.49	1,600,177	$11.54
Granted	618,895	$5.05	573,163	$5.04
Vested	(1,011,137)	$5.68	(294,396)	$5.05
Forfeited	(45,053)	$6.26	(1,088,396)	$14.67
Outstanding, March 31, 2026	1,130,543	$5.05	790,548	$4.98
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
The following table sets forth the computation of our loss per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(10.2)	$(10.9)
Net loss attributable to common stockholders for basic and diluted EPS	$(10.2)	$(10.9)
Denominator:
Basic and diluted weighted average common shares outstanding	84,837,453	83,697,897

Basic and diluted loss per share	$(0.12)	$(0.13)
Approximately 6.3 million and 3.1 million of potential shares issuable subject to warrants, RSUs, and PRSUs were not included in the computation of diluted shares outstanding for the three months ended March 31, 2026 and 2025, respectively, because the effect would be anti-dilutive or the awards are contingent on the achievement of performance milestones.
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
Warrant Agreements with Customers
The Company previously disclosed the terms of its warrant agreements with Amazon.com, Inc. (“Amazon”) and Walmart Inc. (“Walmart”) in its Annual Report on Form 10‑K for the year ended December 31, 2025. The Amazon warrants expire on January 28, 2033 and the Walmart warrants expire on August 22, 2035. There were no changes to the terms of the agreements during the three months ended March 31, 2026.
During the three months ended March 31, 2026, 336,898 additional shares vested under the Amazon warrant agreement. No additional shares were vested under the Walmart warrant agreement and no shares were exercised under either the Amazon or Walmart warrant agreements. As of March 31, 2026 and December 31, 2025, 3,219,238 and 2,882,340 shares were vested and outstanding, respectively, under the Amazon warrant agreement. As of both March 31, 2026 and December 31, 2025, 2,250,000 shares were vested and outstanding under the Walmart warrant agreement. We recognized $1.7 million and $0.8 million for provision for warrants as a reduction in net sales during the three months ended March 31, 2026 and 2025, respectively.
Note 18 — Strategic Investments
As part of our strategy, we continuously evaluate opportunities for strategic investments that align with our mission. We hold investments in Pickle Robot Co. (“Pickle”) and Creapaper GmbH (“Creapaper”). Pickle is a robotics-solutions company which has developed robots for sorting, loading and unloading packaged goods. Creapaper uses a patented process to produce grass fiber, a raw material required for producing their grasspaper packaging products. We account for our investment in Pickle under the ASC Topic 321, Investments - Equity Securities, measurement alternative for equity securities without readily determinable fair values, as there are no quoted market prices for this investment. The investment is measured at cost and adjusted to fair value when there is an observable price change, and is assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. We account for our investment in Creapaper under ASC Topic 323, Investments - Equity Method and Joint Ventures, using the equity method and adjust the carrying value of our investment by our proportionate ownership of Creapaper’s earnings or losses. Our strategic investments are included in Other assets on the Unaudited Condensed Consolidated Balance Sheets.
On February 5, 2026, we entered into a Simple Agreement for Future Equity (the “SAFE note”) with Pickle, in exchange for $10.0 million in cash. The SAFE note provides us the right to receive preferred shares of Pickle upon the occurrence of a qualifying equity financing event, subject to the terms of the SAFE note.
As of March 31, 2026, the carrying value of our investment in Pickle was $32.1 million, consisting of $22.1 million related to preferred shares, inclusive of cumulative net upward adjustments of $9.3 million, and $10.0 million related to the SAFE note. As of December 31, 2025, the carrying value of our investment in Pickle was $22.1 million.
As of March 31, 2026 and December 31, 2025, the carrying value of our investment in Creapaper was $4.7 million and $4.8 million, respectively.

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
The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. These risks include, but are not limited to:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Cautionary Notice Regarding Forward-Looking Statements”and our financial statements and related notes included in this Quarterly Report as well as the sections entitled “Risk Factors,”“Cautionary Notice Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Ranpak Holdings Corp (“Ranpak”, the “Company,” “we,” or “us”) included in our 2025 10-K, filed with the SEC on March 5, 2026. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report.
The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Notice Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.
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
We generated net revenue of $101.2 million and $91.2 million in the three months ended March 31, 2026 and 2025, respectively. We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) by geographic region.
Key Performance Indicators and Other Factors Affecting Performance
We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.
PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025	Change	% Change
PPS Systems	(in thousands)
Cushioning	33.9	34.4	(0.5)	(1.5)
Void-Fill	87.7	86.4	1.3	1.5
Wrapping	22.5	23.0	(0.5)	(2.2)
Total	144.1	143.8	0.3	0.2
Paper and Other Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we historically have negotiated supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including inflationary pressures, supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy, and chemicals. For example, energy prices in Europe have experienced recent increased volatility, and such volatility has, in the past, increased the cost of paper. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. Although we look to pass increased market costs on to our customers to mitigate the impact of these costs, we are unable to predict the extent to which we will be able to do so. As such, we expect some continued pressure on our gross margin in the medium term relative to our historical margin profile.

Effect of Currency Fluctuations. We are a global business that generated approximately 53% of our 2025 net revenue outside of the United States. As a result of the geographic diversity of our operations, we are exposed to the effects of currency translation, which has affected the comparability of our results of operations between the periods presented in this Quarterly Report and may affect the comparability of our results of operations in future periods. Currency transaction exposure results when we generate net revenue in one currency at one time and incur expenses in another currency at another time, or when we realize gain or loss on intercompany transfers. While we seek to limit currency transaction exposure by matching the currencies in which we incur sales and expenses, we may not always be able to do so.
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
Inflationary Pressures and Other Costs. We have continued to experience inflationary pressures in 2026, which have adversely impacted some of our end-users, such as automotive companies; electronic manufacturers; machinery manufacturers; e-commerce and mail order fulfillment firms; and other end-users that are particularly sensitive to reductions in business and consumer spending by their respective customers, and which in turn have impacted our net revenue. Higher costs due to inflation were partially offset by price increases, which mitigated the impact on our operating results. However, our ability to predict or further offset inflationary cost increases in the future or during economic downturns or recessions may be limited or impacted by heightened competition for market share, an unwillingness by our customers to accept price increase or pressure to reduce selling prices if end-users reduce their volume of purchases. Inflationary pressures and associated changing interest rates and borrowing costs may also impact the ability of some of our end-users and suppliers to obtain funds for operations and capital expenditures, which could negatively impact our ability to obtain necessary supplies as well as the sales of materials and equipment to affected end-users. This could also result in reduced or delayed collections of outstanding accounts receivable from end-users, which could impact our cash flows. As a result, to the extent inflationary pressures continue, we expect additional pressure on our net revenue and gross margin. We will continue to evaluate the impact of inflationary pressures on our profitability and cash flows as well as our end-users.
In addition to inflationary pressures, our U.S. operations are subject to the impact of tariffs, largely related to our capital expenditures for our PPS converters, some of which are sourced from China or contain parts and components from China and other Asian countries. We are taking steps to minimize the potential impact of these tariffs by evaluating alternative parts and global suppliers as well as stepping up our efforts to refabricate and refurbish existing machines in our fleet to reduce cost. Our box customization equipment is currently made in Europe and shipped to the United States and thus will be subject to the U.S. tariff on European goods. We are focused on cost reduction and efficiencies to minimize the impact to our customers, and believe in the ongoing value proposition of our equipment.
We expect certain headwinds from the recent U.S.-Iran hostilities which have resulted in increased energy prices globally. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. Although we look to pass increased market costs on to our customers to mitigate the impact of these costs, we are unable to predict the extent to which we will be able to do so. As such, there could be continued pressure on our gross margin in our results for fiscal 2026 relative to our historical margin profile.
Seasonality. We estimate that over a third of our net revenue in 2025, either directly or to distributors, was destined for end-users in the e-commerce sectors, whose businesses frequently follow traditional retail seasonal trends, including a concentration of sales in the holiday period in the fourth quarter. Our results tend to follow similar patterns, with the highest net revenue typically recorded in our fourth fiscal quarter and the slowest sales in our first fiscal quarter of each fiscal year. We expect this seasonality to continue in the future and, as a result, our results of operations between fiscal quarters in a given year may not be directly comparable.

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
Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the three months ended March 31, 2026 and 2025, presented in millions of dollars. “NM” represents “not meaningful.”
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for the three months ended March 31, 2026 and 2025. This data is based on our historical financial statements included elsewhere in this Quarterly Report. Refer to “Non-GAAP Measures” and “Reconciliation of GAAP to

Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net loss under GAAP.
Comparison of First Quarter of 2026 to First Quarter of 2025

	Three Months Ended March 31,				Constant Currency (Non-GAAP) % Change (1)
	2026	2025	$ Change	% Change
Net revenue	$101.2	$91.2	$10.0	11.0	4.5
Cost of sales	66.3	60.3	6.0	10.0	4.1
Gross profit	34.9	30.9	4.0	12.9	5.2
Selling, general and administrative expenses	29.2	28.9	0.3	1.0
Depreciation and amortization expense	9.0	9.0	—	—
Other operating expense, net	0.5	1.0	(0.5)	(50.0)
Loss from operations	(3.8)	(8.0)	4.2	(52.5)
Interest expense	8.6	8.7	(0.1)	(1.1)
Foreign currency loss (gain)	1.3	(2.6)	3.9	NM
Loss before income tax benefit	(13.7)	(14.1)	0.4	(2.8)
Income tax benefit	(3.5)	(3.2)	(0.3)	9.4
Net loss	$(10.2)	$(10.9)	$0.7	(6.4)	(11.0)

Non-GAAP
EBITDA	$11.7	$9.7	$2.0	20.6	14.4
AEBITDA	$18.9	$17.3	$1.6	9.2	—
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0521 USD. Refer to further discussion in "Non-GAAP Measures."

Net Revenue
The following table and the discussion that follows compares our net revenue by product line for three months ended March 31, 2026 and 2025 on a GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Three Months Ended March 31,				Constant Currency (Non-GAAP) % Change (1)
	2026	2025	$ Change	% Change
Cushioning	$36.6	$35.2	$1.4	4.0	(3.7)
Void-Fill	41.9	40.3	1.6	4.0	(0.5)
Wrapping	9.3	9.4	(0.1)	(1.1)	(6.4)
Automation	13.4	6.3	7.1	112.7	98.4
Net revenue	$101.2	$91.2	$10.0	11.0	4.5
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0521 USD. Refer to further discussion in "Non-GAAP Measures."

Net revenue for the first quarter of 2026 was $101.2 million compared to $91.2 million for the first quarter of 2025, an increase of $10.0 million or 11.0% (4.5% on a constant currency basis) and includes a non-cash reduction of $0.9 million to void-fill and $0.8 million to automation net revenue from the provision for warrants in the current period. Net revenue for the first quarter of 2025 includes a non-cash reduction of $0.8 million to void-fill from the provision for warrants. Net revenue was positively impacted primarily by increases in automation equipment sales. The increase in void-fill and cushioning was primarily driven by favorable foreign currency fluctuations. Cushioning increased $1.4 million, or 4.0%, to $36.6 million from $35.2 million; void-fill increased $1.6 million, or 4.0%, to $41.9 million from $40.3 million; wrapping decreased $0.1 million, or 1.1%, to $9.3 million from $9.4 million; and automation net revenue increased $7.1 million, or 112.7% to $13.4 million from $6.3 million for the first quarter of 2026 compared to the first quarter of 2025.

The increase in net revenue for the first quarter of 2026 compared to the first quarter of 2025 is quantified by a 6.8% increase in automation equipment sales, a 6.5% increase from foreign currency fluctuations, and a 0.8% increase in the volume of sales of our paper consumable products, partially offset by a 2.1% decrease in the price or mix of our paper consumable products and a 1.0% non-cash decrease from the provision for warrants.
Cost of Sales
Cost of sales for the first quarter of 2026 totaled $66.3 million, an increase of $6.0 million, or 10.0% (4.1% at constant currency), compared to $60.3 million in the first quarter of 2025. We have quantified the change in cost of sales as follows:

Volume/product mix	7.9%
Production costs	(3.8)%
Foreign currency impacts	5.9%
Total	10.0%
The increase in cost of sales was primarily due to an increase in the volume/mix of products sold of 7.9% and fluctuations in foreign currency rates of 5.9%, partially offset by a decrease in production costs of 3.8% compared to the first quarter of 2025. The 7.9% change in volume/mix is primarily attributable to an increase in automation equipment sales, which drove a 7.2% increase in cost of sales. Production costs include costs from materials, labor and overhead, and depreciation expense.
Operating expenses
Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the first quarter of 2026 were $29.2 million, an increase of $0.3 million, or 1.0%, from $28.9 million in the first quarter of 2025. The net increase in SG&A expenses includes a $1.5 million unfavorable impact from foreign currency fluctuations and a $2.3 million increase in compensation expense, partially offset by a $0.9 million decrease in stock-based compensation and reductions in discretionary spend from cost reduction initiatives.
Depreciation and Amortization Expense. Depreciation and amortization expense for the first quarter of 2026 was $9.0 million, consistent with the first quarter of 2025.
Other Operating Expense, Net. Other operating expense, net for the first quarter of 2026 was $0.5 million, a decrease of $0.5 million from $1.0 million in the first quarter of 2025, due to decreased research and development expense of $0.4 million for the first quarter of 2026 compared to the first quarter of 2025.
Interest Expense
Interest expense for the first quarter of 2026 was $8.6 million, a decrease of $0.1 million, or 1.1%, from $8.7 million in the first quarter of 2025. The decrease was primarily due to the decrease in interest expense associated with our First Lien Credit Facilities in the first quarter of 2026 compared to the first quarter of 2025.
Foreign Currency Loss (Gain)
Foreign currency loss for the first quarter of 2026 was $1.3 million, a change of $3.9 million, from foreign currency gain of $2.6 million for the first quarter of 2025 due to the volatility in Euro exchange rates compared to USD.
Income Tax Benefit
Income tax benefit for the first quarter of 2026 was $3.5 million, or an effective tax rate of 26.0%. Income tax benefit was $3.2 million in the first quarter of 2025, or an effective tax rate of 22.6%. The fluctuation in the effective tax rate between periods is primarily attributable to taxes related to foreign activities and the impact from stock-based compensation for the same period in 2025. The difference between the effective tax rate for the first quarter of 2026 and the combined federal and state statutory rates is primarily due to state income taxes.
EBITDA and AEBITDA
EBITDA and AEBITDA are non-GAAP measures. Refer to “Reconciliation of GAAP to Non-GAAP Measures.” EBITDA for the first quarter of 2026 was $11.7 million, an increase of $2.0 million, or 20.6%, compared to $9.7 million in the first quarter of 2025. AEBITDA for the first quarter of 2026 was $18.9 million, an increase of $1.6 million, or 9.2% (flat on a constant currency basis), compared to $17.3 million in the first quarter of 2025. AEBITDA for the first quarter of 2026 includes a non-cash reduction to net revenue from the provision for warrants of $1.7 million compared to $0.8 million for the first quarter of 2025.

Segment Results of Operations - First Quarter of 2026 and First Quarter of 2025
We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and EBITDA by geographic region. The following tables set forth our net revenue by segment for the first quarter of 2026 and the first quarter of 2025, presented in millions of dollars:

	North America
	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cushioning	$9.7	$10.5	$(0.8)	(7.6)
Void-Fill	23.8	24.4	(0.6)	(2.5)
Wrapping	4.7	5.6	(0.9)	(16.1)
Automation	4.3	2.1	2.2	104.8
Net revenue	$42.5	$42.6	$(0.1)	(0.2)
Net revenue in North America for the first quarter of 2026 totaled $42.5 million compared to $42.6 million in the first quarter of 2025. The decrease of $0.1 million, or 0.2%, for the first quarter of 2026 compared to the first quarter of 2025 was attributable to decreases in wrapping, cushioning, and void-fill sales, partially offset by an increase in automation equipment sales, and includes a non-cash reduction of $0.8 million in void-fill and $0.8 million in automation net revenue from the provision for warrants. The decrease in net revenue for North America can be quantified by a decrease in the volume of sales of our paper consumable products of 3.6% and a 1.9% non-cash decrease from the provision for warrants, partially offset by a 5.2% increase from automation equipment sales and a 0.1% increase in the price/mix of our paper consumable products.

	Europe/Asia				Constant Currency (Non-GAAP) % Change (1)
	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cushioning	$26.9	$24.7	$2.2	8.9	(2.0)
Void-Fill	18.1	15.9	2.2	13.8	2.5
Wrapping	4.6	3.8	0.8	21.1	7.9
Automation	9.1	4.2	4.9	116.7	95.2
Net revenue	$58.7	$48.6	$10.1	20.8	8.6
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0521 USD. Refer to further discussion in "Non-GAAP Measures."

Net revenue in Europe/Asia for the first quarter of 2026 totaled $58.7 million compared to net revenue of $48.6 million in the first quarter of 2025. The increase of $10.1 million, or 20.8%, for the first quarter of 2026 compared to the first quarter of 2025 was attributable to increases in automation equipment sales, cushioning, void-fill, and wrapping sales. The increase in net revenue for Europe/Asia can be quantified by a 12.2% increase due to foreign currency fluctuations and a 8.2% increase from automation equipment sales, and a 3.4% increase in volume of sales of our paper consumable products, partially offset by a 2.8% decrease in the price/mix of our paper consumable products and a 0.2% non-cash decrease from the provision for warrants.
The following table sets forth segment EBITDA, presented in millions of dollars:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
North America	$6.8	$5.1	$1.7	33.3
Europe/Asia	$4.9	$4.6	$0.3	6.5
North America and Europe/Asia segment EBITDA includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $5.0 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively, which eliminates on a consolidated basis.
Segment EBITDA for North America was $6.8 million for the first quarter of 2026 compared to $5.1 million in the first quarter of 2025, an increase of $1.7 million, or 33.3%. The increase was primarily due to a $0.8 million decrease in research and development expense and a $0.5 million decrease in stock-based compensation expense for the first quarter of 2026 compared to the first quarter of 2025.
Segment EBITDA for Europe/Asia was $4.9 million for the first quarter of 2026 compared to $4.6 million in the first quarter of 2025, an increase of $0.3 million, or 6.5%. The increase was primarily due to increased net revenue as described above, partially offset by increased foreign currency losses for the three months ended March 31, 2026.
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
The following table and related notes reconcile certain non-GAAP measures to GAAP information presented in this Quarterly Report for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,				Constant Currency (Non-GAAP) % Change (6)
	2026	2025	$ Change	% Change
Net loss	$(10.2)	$(10.9)	$0.7	(6.4)	(11.0)

Depreciation and amortization expense – COS	7.8	6.1	1.7	27.9
Depreciation and amortization expense – D&A	9.0	9.0	—	—
Interest expense	8.6	8.7	(0.1)	(1.1)
Income tax benefit	(3.5)	(3.2)	(0.3)	9.4
EBITDA(1)	11.7	9.7	2.0	20.6	14.4

Adjustments(2):
Foreign currency loss (gain)	1.3	(2.6)	3.9	NM
M&A, restructuring, severance	3.0	2.9	0.1	3.4
Stock-based compensation expense	1.3	2.1	(0.8)	(38.1)
Amortization of cloud-based software implementation costs(3)	1.1	0.9	0.2	22.2
Cloud-based software implementation costs(4)	0.4	0.6	(0.2)	(33.3)
SOX remediation costs	0.1	0.6	(0.5)	(83.3)
Other adjustments(5)	—	3.1	(3.1)	(100.0)
AEBITDA(1)	$18.9	$17.3	$1.6	9.2	—
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
(5)In the first quarter of 2025, Other adjustments includes non-recurring warehouse and transitory costs incurred related to conversion services, non-recurring excess above market procurement costs, and other insignificant items.

(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0521 USD. Refer to further discussion in “Non-GAAP Measures.”
Liquidity and Capital Resources
We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our $48.5 million in cash and cash equivalents as of March 31, 2026 and cash flow from operations, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements.
Our main liquidity needs relate to capital expenditures and expenses for the production and maintenance of PPS systems placed at end-user facilities, working capital, including the purchase of paper raw materials, and payments of principal and interest on our outstanding debt. Our Automated Paper Solutions (“APS”) and Automated Solutions (“AS”) (collectively, “Automation”) product lines are for the sale of capital goods and we do not require significant capital expenditures for production equipment to support growth. We expect our capital expenditures to increase as we continue to grow our business, expand our manufacturing footprint, and upgrade our existing systems and facilities. We continue to evaluate our inventory requirements and adjust according to our volume forecasts. Our future capital requirements and the adequacy of available funds will depend on many factors, and if we are unable to obtain needed additional funds, we may have to reduce our operating costs or incur additional debt, which could impair our growth prospects and/or otherwise negatively impact our business. Further, volatility in the equity and credit markets from macroeconomic factors could make obtaining new equity or debt financing more difficult or expensive.
Debt Profile
The material terms of our debt, which principally consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving credit facility available in USD and Euros (“Revolving Facility” and together with the Term Facility, the “Facilities”), are summarized in Note 7 — Long-Term Debt to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Including finance lease liabilities and financing arrangements and excluding deferred financing costs, we had $411.4 million in debt, $6.6 million of which was classified as short-term, as of March 31, 2026, compared to $410.5 million in debt, $5.5 million of which was classified as short-term, as of December 31, 2025.
At March 31, 2026, we did not have amounts outstanding under the Revolving Facility, and we had no borrowings under such facility through April 30, 2026. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of March 31, 2026, we had $5.8 million committed to outstanding letters of credit, leaving net availability of $44.2 million under the Revolving Facility.
The Facilities are secured by substantially all of the assets of the Company. No mandatory prepayments were required under our Facilities as of March 31, 2026, and the Company was in compliance with all debt covenants.
Cash Flows
The following table sets forth our summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$4.4	$(1.3)
Net cash used in investing activities	(18.3)	(7.5)
Net cash provided by (used in) financing activities	0.2	(2.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.8)	1.0
Net Decrease in Cash and Cash Equivalents	(14.5)	(10.6)
Cash and Cash Equivalents, beginning of period	63.0	76.1
Cash and Cash Equivalents, end of period	$48.5	$65.5
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $4.4 million in the three months ended March 31, 2026. Net cash used in operating activities was $1.3 million in the three months ended March 31, 2025. The changes in operating cash flows are largely due to lower net loss and foreign currency changes.

Cash Flows Used in Investing Activities
Net cash used in investing activities was $18.3 million and $7.5 million in the three months ended March 31, 2026 and 2025, respectively, and reflects cash used for production of converter equipment and purchases of machinery and equipment. Net cash used in investing activities in the three months ended March 31, 2026 also included $10.0 million in cash paid for the additional investment in Pickle.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $0.2 million in the three months ended March 31, 2026 and reflects proceeds from our financing arrangements, partially offset by principal payments on our term loans, tax payments for withholdings on stock-based awards, payments on financing arrangements, and payments on finance lease liabilities. Net cash used in financing activities was $2.8 million in the three months ended March 31, 2025 and reflects tax payments for withholdings on stock-based awards, principal payments on our term loans, payments on finance lease liabilities, and payments on financing arrangements.
Contractual Obligations and Other Commitments
We have cash obligations under our financing arrangements, which are primarily related to our Term Facility, and under our leases for facilities, automobiles and equipment, which are described in more detail in Note 7 — Long-Term Debt and Note 12 — Leases in the notes to our unaudited condensed consolidated financial statements. We have various contractual obligations and commercial commitments that are recorded as liabilities in our unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2026.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which often requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2025 10-K.
Recently Issued and Adopted Accounting Pronouncements
For recently issued and adopted accounting pronouncements, see Note 2 — Basis of Presentation and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash and cash equivalents and the amount of interest expense we pay on borrowings under the floating rate portions of our Term Facility. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Term Facility would have resulted in a $1.0 million impact on our cash interest expense for the three months ended March 31, 2026.
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
For the three months ended March 31, 2026, net revenue denominated in currencies other than USD amounted to $58.7 million or 58% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the three months ended March 31, 2026 to increase or decrease by approximately $5.9 million.

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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Information about our risk factors is contained in Item 1A of the 2025 10-K.
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

101
The following financial information from Ranpak Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ranpak Holdings Corp.

Date:	April 30, 2026	By:	/s/ William Drew
William Drew
Executive Vice President and Chief Financial Officer