Form 10-Q
period 2026-06-30
Ranpak Holdings Corp.
filed 2026-07-30
CIK 1712463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2026, the registrant had 85,758,289 of its Class A common shares, $0.0001 par value per share, outstanding.

Ranpak Holdings Corp.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2026
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Unaudited Condensed Consolidated Financial Statements
Ranpak Holdings Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025

Unaudited Condensed Consolidated Balance Sheets – June 30, 2026 and December 31, 2025

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025

Notes to the Unaudited Condensed Consolidated Financial Statements

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Loss
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net product revenue	$86.4	$77.8	$168.2	$155.4
Machine lease revenue	18.8	14.5	38.2	28.1
Net revenue	105.2	92.3	206.4	183.5
Cost of product sales	64.4	56.0	123.9	110.8
Cost of leased machines	6.3	7.4	13.1	12.9
Gross profit	34.5	28.9	69.4	59.8
Selling, general and administrative expenses	27.6	28.8	56.8	57.7
Depreciation and amortization expense	8.6	8.8	17.6	17.8
Other operating expense, net	0.7	1.0	1.2	2.0
Loss from operations	(2.4)	(9.7)	(6.2)	(17.7)
Interest expense	8.1	8.3	16.7	17.0
Foreign currency loss (gain)	0.2	(2.6)	1.5	(5.2)
Other non-operating expense (income), net	0.1	(5.9)	0.1	(5.9)
Loss before income tax benefit	(10.8)	(9.5)	(24.5)	(23.6)
Income tax benefit	(2.9)	(2.0)	(6.4)	(5.2)
Net loss	$(7.9)	$(7.5)	$(18.1)	$(18.4)

Basic and diluted loss per share	$(0.09)	$(0.09)	$(0.21)	$(0.22)

Weighted average number of shares outstanding – basic and diluted	85,632,691	84,274,167	85,393,528	83,987,624

Other comprehensive income (loss), before tax
Foreign currency translation adjustments	$0.7	$(4.6)	$(0.6)	$(7.2)
Cross-currency swap adjustments	0.4	(0.6)	—	(1.2)
Total other comprehensive income (loss), before tax	1.1	(5.2)	(0.6)	(8.4)
Provision (benefit) for income taxes related to other comprehensive income (loss)	0.5	(4.6)	1.1	(7.0)
Total other comprehensive income (loss), net of tax	0.6	(0.6)	(1.7)	(1.4)
Comprehensive loss, net of tax	$(7.3)	$(8.1)	$(19.8)	$(19.8)
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$43.2	$63.0
Accounts receivable, net	49.4	47.7
Inventories	32.7	30.6
Income tax receivable	6.2	1.9
Prepaid expenses and other current assets	14.0	10.6
Total current assets	145.5	153.8
Property, plant and equipment, net	131.6	138.7
Operating lease right-of-use assets, net	21.8	24.0
Goodwill	454.0	457.2
Intangible assets, net	275.6	291.8
Deferred tax assets	0.4	0.4
Other assets	67.8	59.0
Total assets	$1,096.7	$1,124.9
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$36.5	$36.7
Accrued liabilities and other	22.9	23.9
Current portion of long-term debt	6.8	5.5
Operating lease liabilities, current	3.5	3.9
Deferred revenue	11.6	14.0
Total current liabilities	81.3	84.0
Long-term debt	395.8	396.4
Deferred tax liabilities	48.8	50.7
Derivative instruments	27.5	33.4
Operating lease liabilities, non-current	22.1	24.2
Other liabilities	1.3	1.3
Total liabilities	576.8	590.0
Commitments and contingencies – Note 13
Shareholders’ equity
Class A common stock, $0.0001 par, 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; shares issued and outstanding: 85,750,150 and 84,385,870 at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	727.1	722.3
Accumulated deficit	(201.7)	(183.6)
Accumulated other comprehensive loss	(5.5)	(3.8)
Total shareholders’ equity	519.9	534.9
Total liabilities and shareholders’ equity	$1,096.7	$1,124.9
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A
	Shares	Amount
Balance at December 31, 2025	84,385,870	$—	$722.3	$(183.6)	$(3.8)	$534.9
Stock-based awards vested and distributed	1,133,298	—	(0.7)	—	—	(0.7)
Director shares issued	10,170	—	—	—	—	—
Amortization of restricted stock units	—	—	1.3	—	—	1.3
Provision for common stock warrants	—	—	1.5	—	—	1.5
Net loss	—	—	—	(10.2)	—	(10.2)
Other comprehensive loss	—	—	—	—	(2.3)	(2.3)
Balance at March 31, 2026	85,529,338	$—	$724.4	$(193.8)	$(6.1)	$524.5
Director shares issued	220,812	—	—	—	—	—
Amortization of restricted stock units	—	—	1.2	—	—	1.2
Provision for common stock warrants	—	—	1.5	—	—	1.5
Net loss	—	—	—	(7.9)	—	(7.9)
Other comprehensive income	—	—	—	—	0.6	0.6
Balance at June 30, 2026	85,750,150	$—	$727.1	$(201.7)	$(5.5)	$519.9

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Class A
	Shares	Amount
Balance at December 31, 2024	83,267,367	$—	$699.6	$(145.3)	$(6.2)	$548.1
Stock-based awards vested and distributed	943,902	—	(1.2)	—	—	(1.2)
Director shares issued	11,060	—	—	—	—	—
Amortization of restricted stock units	—	—	2.1	—	—	2.1
Initial vesting of common stock warrants	—	—	6.0	—	—	6.0
Provision for common stock warrants	—	—	0.8	—	—	0.8
Net loss	—	—	—	(10.9)	—	(10.9)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance at March 31, 2025	84,222,329	$—	$707.3	$(156.2)	$(7.0)	$544.1
Stock-based awards vested and distributed	3,500	—	—	—	—	—
Director shares issued	120,190	—	—	—	—	—
Amortization of restricted stock units	—	—	2.0	—	—	2.0
Provision for common stock warrants	—	—	1.0	—	—	1.0
Net loss	—	—	—	(7.5)	—	(7.5)
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Balance at June 30, 2025	84,346,019	$—	$710.3	$(163.7)	$(7.6)	$539.0
______________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Unaudited Condensed Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(18.1)	$(18.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32.6	31.9
Amortization of deferred financing costs	0.7	0.6
(Gain) Loss on disposal of property, plant, and equipment	(0.4)	0.2
Deferred income taxes	(2.6)	(1.8)
Foreign currency loss (gain)	1.5	(5.2)
Stock-based compensation expense	2.5	4.1
Provision for common stock warrants	3.4	2.0
Amortization of cloud-based software implementation costs	2.2	1.9
Unrealized gain on strategic investments	—	(5.8)
Changes in operating assets and liabilities:
Accounts receivable	(3.1)	1.2
Inventories	(2.5)	(15.0)
Income tax receivable	(4.4)	(4.0)
Prepaid expenses and other current assets	(2.2)	(4.6)
Accounts payable	0.8	5.2
Accrued liabilities and other	(0.6)	2.6
Change in other assets and liabilities	(2.7)	0.2
Net cash provided by (used in) operating activities	7.1	(4.9)
Cash Flows from Investing Activities
Purchases of converter equipment	(11.3)	(15.2)
Purchases of other property, plant, and equipment	(3.6)	(2.1)
Cash paid for strategic investments	(10.0)	(2.5)
Net cash used in investing activities	(24.9)	(19.8)
Cash Flows from Financing Activities
Principal payments on term loans	(2.1)	(2.1)
Proceeds from financing arrangements	3.8	—
Payments on financing arrangements	(1.3)	(0.4)
Payments on finance lease liabilities	(0.9)	(1.5)
Other financing activities, net	(0.6)	(0.9)
Net cash used in financing activities	(1.1)	(4.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.9)	2.7
Net Decrease in Cash and Cash Equivalents	(19.8)	(26.9)
Cash and Cash Equivalents, beginning of period	63.0	76.1
Cash and Cash Equivalents, end of period	$43.2	$49.2
_________________________________________________________________
See notes to unaudited condensed consolidated financial statements.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

Note 1 — Nature of Operations
We are a leading provider of environmentally sustainable, systems-based, product protection and end-of-line automation solutions for e-commerce and industrial supply chains. We provide our protective packaging solutions (“PPS”) systems and paper consumables to distributors and certain select end-users. We operate manufacturing facilities in the United States, Europe, and Asia. For our Automation product lines, we have dedicated facilities in Shelton, Connecticut and the Netherlands.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Unaudited Interim Financial Statements — These interim unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for each of the three years ended December 31, 2025, 2024, and 2023, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 10-K”). The three months ended June 30, 2026 and 2025 may be further referred to herein as the “second quarter” of 2026 and 2025, respectively.
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
Foreign Currency — The Company is subject to currency translation exposure because the operations of its subsidiaries are measured in their functional currency, which is the currency of the primary economic environment in which the subsidiary operates. Any currency balances that are denominated in currencies other than the functional currency of the subsidiary are re-measured into the functional currency, with the resulting gain or loss recorded in foreign currency (gains) losses in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. In turn, subsidiary income statement balances that are denominated in currencies other than U.S. dollars (“USD”) are translated into USD, our reporting currency, in consolidation using the average exchange rate in effect during each fiscal month during the period, with any related gain or loss recorded as foreign currency translation adjustments in other comprehensive income (loss). The assets and liabilities of subsidiaries that use functional currencies other than the USD are translated into USD in consolidation using period-end exchange rates, with the effects of foreign currency translation adjustments included in accumulated other comprehensive loss.
Recently Adopted Accounting Standards — In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (“ASU 2025-05”), which introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20, Financial Instruments - Credit Losses, to current accounts receivable and contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 was effective for us for reporting periods beginning after December 15, 2025, with early adoption permitted. The standard introduces a practical expedient that permits an entity to assume current conditions as of the balance sheet date do

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
not change for the remaining life of the current accounts receivable and current contract assets. This practical expedient is available to all entities. We have elected to take the practical expedient, and the impact on the consolidated financial statements is insignificant.
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
Note 3 — Supplemental Balance Sheet Data and Cash Flow Information
Cash and cash equivalents — Cash and cash equivalents include securities with original maturities of three months or less and cash in banks, and our investment in a money market fund, which is classified as a cash equivalent because of its short-term, highly liquid nature that is readily convertible to cash. The balance in our money market account was approximately $10.2 million and $19.6 million at June 30, 2026 and December 31, 2025, respectively. The fair value of our investment in a money market fund is considered Level 1 in the fair value hierarchy because they are securities traded in active markets.
Accounts Receivable, net — The components of accounts receivable, net were as follows:

	June 30, 2026	December 31, 2025
Accounts receivable	$50.0	$48.6
Allowance for doubtful accounts	(0.6)	(0.9)
Accounts receivable, net	$49.4	$47.7
At June 30, 2026 and December 31, 2025, we had one customer with an accounts receivable balance that represented 27.1% and 33.2% of our accounts receivable balance, respectively.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Inventories — The components of inventories were as follows:

	June 30, 2026	December 31, 2025
Raw materials	$13.5	$13.6
Work-in-process	4.5	5.6
Finished goods	14.7	11.4
Inventories	$32.7	$30.6
Property, Plant, and Equipment, net — The following table details our property, plant, and equipment, net:

	June 30, 2026	December 31, 2025
Land	$2.4	$2.4
Buildings and improvements	12.9	12.8
Leasehold improvements	22.5	22.9
Machinery and equipment	42.6	43.2
Computer and office equipment	19.9	19.9
Converting machines	254.7	253.5
Total property, plant, and equipment	355.0	354.7
Accumulated depreciation	(223.4)	(216.0)
Property, plant, and equipment, net	$131.6	$138.7
Depreciation expense recorded in cost of sales, which includes the cost of product sales and cost of leased machines, and depreciation and amortization expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$7.2	$8.0	$15.0	$14.1
Depreciation and amortization expense	1.4	1.7	3.2	3.4
Total depreciation expense	$8.6	$9.7	$18.2	$17.5
Accrued Liabilities and Other – The components of accrued liabilities and other were as follows:

	June 30, 2026	December 31, 2025
Employee compensation	$6.2	$7.8
Taxes	5.3	5.4
Professional fees	2.6	3.2
Bonus	3.9	2.7
Warranty reserve	0.6	0.8
Other	4.3	4.0
Accrued liabilities and other	$22.9	$23.9

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Supplemental Cash Flow Information and Non-Cash Investing Activities — Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information
Interest paid	$16.6	$19.4
Income taxes paid	$0.5	$1.5
Non-cash investing activities
Capital expenditures in accounts payable	$0.9	$2.1
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
The following tables present segment operating results by reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	North America	Europe/Asia	Consolidated	North America	Europe/Asia	Consolidated
Net product revenue	$36.5	$49.9	$86.4	$69.6	$98.6	$168.2
Machine lease revenue	9.4	9.4	18.8	18.8	19.4	38.2
Net revenue	45.9	59.3	105.2	88.4	118.0	206.4
Less:
Cost of sales excluding depreciation and amortization	30.5	33.0		58.6	63.4
Compensation expense(1)	12.5	15.1		25.8	30.8
Professional fees	2.0	1.0		4.0	2.0
Stock-based compensation	0.9	0.3		2.1	0.4
Other operating expense, net	—	0.7		0.2	1.0
Foreign currency (gain) loss	(0.5)	0.7		(3.1)	4.6
Other (income) expense, net(2)	(4.9)	5.0		(9.9)	10.0
Other segment items(3)	(1.2)	(3.0)		(2.7)	(5.6)
Segment profit	$6.6	$6.5	$13.1	$13.4	$11.4	$24.8

Reconciliation of segment profit to loss before income tax benefit:
Depreciation and amortization expense – COS			7.2			15.0
Depreciation and amortization expense			8.6			17.6
Interest expense			8.1			16.7
Loss before income tax benefit			$(10.8)			$(24.5)

(1) Includes compensation expense for manufacturing and non-manufacturing employees.
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $4.9 million and $9.9 million for the three and six months ended June 30, 2026, respectively, which eliminates between the segments on a consolidated basis.

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
(2) Includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $7.6 million and $12.8 million for the three and six months ended June 30, 2025, respectively, which eliminates between the segments on a consolidated basis. North America also includes a $5.8 million gain on our investment in Pickle.

(3) Includes labor and overhead allocation to cost of sales, information technology maintenance costs, amortization of cloud-based software, travel, and other insignificant items.
The following table presents our long-lived assets by segment:

	June 30, 2026	December 31, 2025
North America	$70.3	$73.7
Europe/Asia	83.1	89.0
Total long-lived assets	$153.4	$162.7
The following table presents our capital expenditures by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$2.8	$4.5	$7.1	$7.5
Europe/Asia	3.8	5.3	7.8	9.8
Capital expenditures for property, plant, and equipment	$6.6	$9.8	$14.9	$17.3

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Note 5 — Contracts with Customers
During the three and six months ended June 30, 2026, one customer comprised 11.8% and 10.7%, respectively, of our total net revenue. During the three and six months ended June 30, 2025, one customer comprised 12.7% and 11.6%, respectively, of our total net revenue. We have forms of variable consideration present in our contracts with customers, including rebates on volume and other discounts. Charges for rebates and other allowances were approximately 11% and 10% of net revenue in the three months ended June 30, 2026 and 2025, and approximately 11% of net revenue in each of the six months ended June 30, 2026 and 2025.
Warrant Agreements with Customers — The Company has equity agreements with two of our customers for the grant of non-voting common stock warrants that vest based on aggregate payments received on the sale of certain goods and services. The grant date fair value of the warrants is accounted for as consideration paid to the customers, which is recorded as a reduction of revenue ratably over the term of the agreements based on sales to the customers. We have certain warrant-related assets included within prepaid expenses and other current assets and other assets in the Unaudited Condensed Consolidated Balance Sheets from warrant shares that immediately vested on the grant date. The warrant-related assets are recognized ratably as a reduction of revenue over the term of the warrant agreement. The Company recognized a reduction to revenue of $0.2 million and $0.1 million during the three months ended June 30, 2026 and 2025, and $0.4 million and $0.2 million during the six months ended June 30, 2026 and 2025, respectively, from the warrant-related asset balances. See additional discussion in Note 17 — Shareholders’ Equity.
The following table summarizes the warrant-related asset balances and the respective classification in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Warrant-related assets - current	Prepaid expenses and other current assets	$1.1	$0.9
Warrant-related assets - non-current	Other assets	$9.8	$10.4
		$10.9	$11.3
Automation Equipment Sales Deferred revenue and Contract balances — Deferred revenue primarily represents contractual amounts received from customers that exceed revenue recognized for automation equipment sales. Our enforceable contractual obligations related to automation equipment sales have durations of less than one year and are included in current liabilities on the Unaudited Condensed Consolidated Balance Sheets, as the deferred revenue is expected to be recognized within twelve months. The following table presents our contract assets and contract liabilities related to automation equipment sales:

	June 30, 2026	December 31, 2025
Contract Assets	$2.6	$4.4
Contract Liabilities	$11.6	$14.0
Note 6 — Goodwill and Intangible Assets, net
Goodwill
The following table shows our goodwill balances by reportable segment:

	North America	Europe/Asia	Total
Balance at December 31, 2025	$338.8	$118.4	$457.2
Currency translation	—	(3.2)	(3.2)
Balance at June 30, 2026	$338.8	$115.2	$454.0

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Intangible Assets, net
The following tables summarize our identifiable intangible assets, net with definite and indefinite useful lives:

	June 30, 2026
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	8	$202.7	$(95.6)	$107.1
Patented/unpatented technology	4	171.8	(109.7)	62.1
Intellectual property	5	0.5	(0.3)	0.2
Total definite-lived intangible assets	7	375.0	(205.6)	169.4
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$481.2	$(205.6)	$275.6

	December 31, 2025
	Remaining Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer/distributor relationships	8	$206.0	$(90.2)	$115.8
Patented/unpatented technology	5	171.8	(102.2)	69.6
Intellectual property	5	0.5	(0.3)	0.2
Total definite-lived intangible assets	7	378.3	(192.7)	185.6
Trademarks/tradenames with indefinite lives		106.2	—	106.2
Identifiable intangible assets, net		$484.5	$(192.7)	$291.8
The following table shows the remaining estimated amortization expense for our definite-lived intangible assets at June 30, 2026:

Year	Amount
2026 (Remaining six months)	$14.2
2027	28.4
2028	28.4
2029	25.1
2030	22.6
Thereafter	50.7
$169.4
Amortization expense was $7.2 million and $7.1 million in the second quarter of 2026 and 2025, respectively, and $14.4 million and $14.4 million, for the six months ended June 30, 2026 and 2025, respectively.
Note 7 — Long-Term Debt
On December 19, 2024, the Company entered into a First Lien Credit Agreement (the “2024 Credit Agreement”), which consists of senior secured credit facilities of a $410.0 million USD-denominated first lien term facility (the “Term Facility”) and a $50.0 million revolving facility available in USD and Euros (the “Revolving Facility” and together with the Term Facility, the “Facilities”). The Term Facility matures in December 2031 and the Revolving Facility matures in December 2029. Borrowings under the Facilities, at our option, bear interest at either (1) the secured overnight financing rate (“SOFR”) plus 4.50% or (2) the base rate plus 3.50%, in each case assuming a First Lien Leverage Ratio, as defined in the 2024 Credit Agreement, of greater than 3.60:1.00, and subject to a leverage-based step-down to 4.25% for SOFR borrowings and 3.25% for base rate borrowings, respectively. The interest rate for the Term Facility as of June 30, 2026 and December 31, 2025 was 8.12% and 8.42%, respectively, and the effective interest rate was 9.30%.

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
As of June 30, 2026, no borrowings were outstanding under the Revolving Facility. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of June 30, 2026, we had $2.8 million committed to outstanding letters of credit, leaving net availability under the Revolving Facility at $47.2 million.
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
The 2024 Credit Agreement also contains a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Borrowers, their restricted subsidiaries, and where applicable, Holdings, to: (i) incur additional indebtedness, issue disqualified stock and make guarantees; (ii) incur liens on assets; (iii) engage in mergers or consolidations or fundamental changes or asset sales; (v) pay dividends and distributions or repurchase capital stock; (vii) make investments, loans and advances, including acquisitions; (viii) amend or otherwise alter organizational documents and other material agreements; (ix) enter into certain agreements that would restrict the ability to incur liens on assets or restrict our ability to pay dividends, make loans or transfer assets among the Company’s subsidiaries; (x) prepay, redeem or purchase certain junior indebtedness; and (xi) enter into sale-leaseback transactions. The aforementioned restrictions are subject to certain exceptions, including customary exceptions that grant the Borrower continued flexibility to operate and develop its businesses. The 2024 Credit Agreement also contains certain customary representations and warranties, events of default and affirmative covenants, including covenants governing transactions with affiliates and permitted activities of the direct parent holding company of the U.S. Borrower other than passively holding the equity interest in the U.S. Borrower, as well as certain financial tests and ratios. We were in compliance with all financial covenants as of June 30, 2026.
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
Term Facility	$403.9	$405.9
Finance lease liabilities	3.0	3.4
Financing arrangements	3.7	1.2
Deferred financing costs, net	(8.0)	(8.6)
Total debt	402.6	401.9
Less: current portion of long-term debt	(5.3)	(3.9)
Less: current portion of finance lease liabilities	(1.5)	(1.6)
Long-term debt	$395.8	$396.4

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
In January 2025, we entered into a variable-for-variable cross-currency swap contract between the Euro and USD to protect the value of our investments in our foreign operations against adverse changes in foreign currency exchange rates, which we designated as a hedge and accounted for as a net investment hedge (the “January 2025 Swap”). The January 2025 swap, with notional amounts of approximately $80.0 million and €77.9 million, respectively, is settled monthly at floating rates based on SOFR plus 4.50% and Euro Interbank Offered Rate (“EURIBOR”) plus 4.69%, respectively, on the first of every month.
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
Fair Value Hedge
In January 2025, we entered into a variable-to-variable cross-currency swap contract to reduce the effects of changes in foreign currency from Euro to USD on the portion of the term loan held by the Dutch Borrower. The cross-currency swap, with notional amounts of $50.0 million and €47.8 million, is settled monthly at floating rates based on SOFR plus 4.5% and EURIBOR plus 4.69%, respectively. We apply fair value hedge accounting and we consider market factors other than the change in the spot exchange rate on the notional amount of the swap to be excluded components.
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table summarizes the total fair values of derivative assets and liabilities (based on Level 2 inputs, as further discussed in Note 10 — Fair Value Measurement) and the respective classification in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

		Assets (Liabilities)
	Balance Sheet Classification	June 30, 2026	December 31, 2025
Cross-Currency Swaps
Designated as fair value hedge	Prepaid expenses and other current assets	$0.5	$0.5
Designated as net investment hedges	Prepaid expenses and other current assets	$2.3	$2.2
Designated as fair value hedge	Derivative instruments	$(5.3)	$(6.8)
Designated as net investment hedges	Derivative instruments	$(22.2)	$(26.6)
Income effects of our cross-currency swap designated as a fair value hedge were not significant for the three and six months ended June 30, 2026 and 2025. The following table presents the effect of our cross-currency swaps designated as net investment hedges on our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Classification	2026	2025	2026	2025
Cross-currency swaps designated as net investment hedges, amounts excluded from effectiveness testing	Interest expense	$(0.5)	$(0.4)	$(1.0)	$(0.8)
Note 9 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is a separate line within the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity that presents our other comprehensive income (loss) that has not been reported as part of net loss. The components of accumulated other comprehensive loss at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$2.7	$—	$2.7
Realized gain on cross-currency swaps designated as net investment hedges	10.0	(2.4)	7.6
Unrealized loss on cross-currency swaps designated as net investment hedges	(20.7)	5.0	(15.7)
Total foreign currency translation	(8.0)	2.6	(5.4)
Unrealized loss on cross-currency swap designated as fair value hedge	(0.1)	—	(0.1)
Total	$(8.1)	$2.6	$(5.5)

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)

	December 31, 2025
	Gross Balance	Tax Effect	Net Balance
Foreign currency translation
Translation of foreign subsidiaries	$7.5	$—	$7.5
Realized gain on cross-currency swaps designated as net investment hedges	10.0	(2.4)	7.6
Unrealized loss on cross-currency swaps designated as net investment hedges	(24.9)	6.1	(18.8)
Total foreign currency translation	(7.4)	3.7	(3.7)
Unrealized loss on cross-currency swap designated as fair value hedge	(0.1)	—	(0.1)
Total	$(7.5)	$3.7	$(3.8)
The following tables present the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Foreign currency translation	Fair value hedge adjustments	Total
Beginning balance	$(3.7)	$(0.1)	$(3.8)
Other comprehensive loss before reclassifications	(0.3)	—	(0.3)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	(0.3)
Tax effects	(1.1)	—	(1.1)
Ending balance	$(5.4)	$(0.1)	$(5.5)

	Six Months Ended June 30, 2025
	Foreign currency translation	Unrealized loss on interest rate swaps	Total
Beginning balance	$(6.2)	$—	$(6.2)
Other comprehensive loss before reclassifications	(7.2)	(1.2)	(8.4)
Tax effects	6.6	0.4	7.0
Ending balance	$(6.8)	$(0.8)	$(7.6)
Note 10 — Fair Value Measurement
The carrying values of our assets and liabilities, other than term debt and derivative instruments, approximate their fair values due to the short-term nature of these instruments as of June 30, 2026 and December 31, 2025.
We estimate the fair value of our Term Facility using Level 2 inputs.
Our derivative instruments, which at June 30, 2026 and December 31, 2025 were comprised of cross-currency swaps, are valued utilizing foreign currency forward curves and SOFR forward curves, as applicable, which are considered Level 2 inputs.
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

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The following table provides the carrying amounts and estimated fair value measurements of our financial instruments as of June 30, 2026 and December 31, 2025:

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2026
Money market fund	$10.2	$10.2	$—	$—
Term Facility	$403.9	$—	$402.9	$—
Cross-currency swap designated as fair value hedge	$4.8	$—	$4.8	$—
Cross currency swaps designated as net investment hedges	$19.9	$—	$19.9	$—
December 31, 2025
Money market fund	$19.6	$19.6	$—	$—
Term Facility	$405.9	$—	$406.4	$—
Cross-currency swap designated as fair value hedge	$6.3	$—	$6.3	$—
Cross currency swaps designated as net investment hedges	$24.4	$—	$24.4	$—
Note 11 — Income Taxes
For each interim reporting period, we make an estimate of the effective tax rate we expect to be applicable for the full year for our operations. This estimated effective tax rate is used in providing for income taxes on a year-to-date basis. Our effective tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective tax rate	26.9%	21.5%	26.1%	22.2%
The fluctuations in the effective tax rate for the periods presented above were primarily attributable to taxes related to foreign activities and the impact from stock-based compensation for the same periods in 2025. The effective tax rate is higher than the U.S. federal statutory rate due primarily to international and state income benefits.
Note 12 — Leases
We have operating and finance leases for vehicles, machinery, equipment, warehouses, and office buildings. Our leases have remaining terms ranging from less than one year to twelve years, some of which include options to extend the leases from one to five years, and some of which include options to terminate the leases within one year.
Supplemental balance sheet information related to leases is as follows:

	Classification	June 30, 2026	December 31, 2025
Lease assets
Operating lease right-of-use assets, net	Assets	$21.8	$24.0
Finance lease right of use assets, net	Property, plant, and equipment, net	2.3	3.2
Total lease assets		$24.1	$27.2
Lease liabilities
Operating lease liabilities, current	Current liabilities	$3.5	$3.9
Operating lease liabilities, non-current	Non-current liabilities	22.1	24.2
Finance lease liabilities, current	Current portion of long-term debt	1.5	1.6
Finance lease liabilities, non-current	Long-term debt	1.5	1.8
Total lease liabilities		$28.6	$31.5

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
The components of lease costs included in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating leases
Operating lease costs	$1.3	$1.6	$2.6	$3.1
Variable lease costs	0.6	0.3	1.2	0.6
Total operating lease costs	$1.9	$1.9	$3.8	$3.7
Finance leases
Amortization of right-of-use asset	$0.4	$0.4	$0.8	$0.9
Total finance lease costs	$0.4	$0.4	$0.8	$0.9
Maturities of lease liabilities as of June 30, 2026 are as follows:

	Operating	Finance	Total
2026 (Remaining six months)	$3.0	$0.9	$3.9
2027	5.3	1.3	6.6
2028	4.6	0.6	5.2
2029	3.9	0.3	4.2
2030	3.7	0.2	3.9
2031 and thereafter	17.9	0.1	18.0
Total lease payments	38.4	3.4	41.8
Less lease interest	(12.8)	(0.4)	(13.2)
Total lease liabilities	$25.6	$3.0	$28.6
Additional information related to leases is presented as follows:

	June 30, 2026	December 31, 2025
Operating leases
Weighted average remaining lease term	8.8 years	9.0 years
Weighted average discount rate	9.9%	9.9%
Finance leases
Weighted average remaining lease term	2.7 years	2.7 years
Weighted average discount rate	8.8%	8.9%
Supplemental cash flow information related to leases is presented as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3.3	$3.5
Financing cash flows from finance leases	0.9	1.5
Total cash paid	$4.2	$5.0
Right-of-use assets obtained in exchange for lease liabilities
Leased assets obtained in exchange for new operating lease liabilities	$—	$1.2
Leased assets obtained in exchange for new finance lease liabilities	0.4	0.3
Right-of-use assets obtained in exchange for lease liabilities	$0.4	$1.5

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
Litigation
We are subject to legal proceedings and claims that arise in the ordinary course of our business. Management evaluates each claim and provides for potential loss when the claim is probable to be paid and reasonably estimable. While adverse decisions in certain of these litigation matters, claims and administrative proceedings could have a material effect on a particular period’s results of operations, subject to the uncertainties inherent in estimating future costs for contingent liabilities, management believes that any future accruals with respect to these currently known contingencies would not have a material effect on the financial condition, liquidity or cash flows of the Company. There are no amounts required to be reflected in these unaudited interim condensed consolidated financial statements related to contingencies for the three and six months ended June 30, 2026.
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
The table below summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$1.2	$2.0	$2.5	$4.1
Tax effect on stock-based compensation	0.3	0.4	0.6	0.8
Stock-based compensation expense, net of tax	$0.9	$1.6	$1.9	$3.3
As of June 30, 2026, there were approximately 6.1 million shares remaining for issuance under the Ranpak Holdings Corp. 2019 Omnibus Incentive Plan (as amended, restated, supplemented or otherwise modified from time to time).

Ranpak Holdings Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
(in millions, except share and per share data)
Activity related to our restricted stock units (“RSUs”) and PRSUs is as follows:

	RSUs		PRSUs
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,567,838	$5.49	1,600,177	$11.54
Granted	748,199	$5.19	573,663	$5.04
Vested	(1,231,949)	$5.28	(294,396)	$5.05
Forfeited	(68,946)	$5.93	(1,115,814)	$14.42
Outstanding, June 30, 2026	1,015,142	$5.49	763,630	$4.95
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
The following table sets forth the computation of our loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(7.9)	$(7.5)	$(18.1)	$(18.4)
Net loss attributable to common stockholders for basic and diluted EPS	$(7.9)	$(7.5)	$(18.1)	$(18.4)
Denominator:
Basic and diluted weighted average common shares outstanding	85,632,691	84,274,167	85,393,528	83,987,624

Basic and diluted loss per share	$(0.09)	$(0.09)	$(0.21)	$(0.22)
Approximately 7.2 million and 4.6 million of potential shares issuable subject to warrants, RSUs, and PRSUs were not included in the computation of diluted shares outstanding for the three months ended June 30, 2026 and 2025, respectively, and 6.6 million and 3.8 million for the six months ended June 30, 2026 and 2025, respectively, because the effect would be anti-dilutive or the awards are contingent on the achievement of performance milestones.
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
Warrant Agreements with Customers
The Company previously disclosed the terms of its warrant agreements with Amazon.com, Inc. (“Amazon”) and Walmart Inc. (“Walmart”) in its Annual Report on Form 10‑K for the year ended December 31, 2025. The Amazon warrants expire on January 28, 2033 and the Walmart warrants expire on August 22, 2035. There were no changes to the terms of the agreements during the six months ended June 30, 2026.
A total of 168,449 and 505,347 additional shares vested under the Amazon warrant agreement during the three and six months ended June 30, 2026, respectively. No additional shares were vested under the Walmart warrant agreement, and no shares were exercised under either agreement during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, 3,387,687 and 2,882,340 shares were vested and outstanding, respectively, under the Amazon warrant agreement. As of June 30, 2026 and December 31, 2025, 2,250,000 shares were vested and outstanding under the Walmart warrant agreement. We recognized the provision for warrants as a reduction of net sales of $1.7 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, the carrying value of our investment in Pickle was $32.1 million, consisting of $22.1 million related to preferred shares, inclusive of cumulative net upward adjustments of $9.3 million, and $10.0 million related to the SAFE note. As of December 31, 2025, the carrying value of our investment in Pickle was $22.1 million.
As of June 30, 2026 and December 31, 2025, the carrying value of our investment in Creapaper was $4.7 million and $4.8 million, respectively.
Note 19 — Subsequent Events
We have evaluated for subsequent events and have concluded no subsequent events have occurred that require disclosure, except for those referenced below.
July 2026 Cross Currency Swap
In July 2026, we entered into a fixed-for-fixed cross-currency swap (the “July 2026 Swap”), whereby the May 2025 Swap was effectively terminated and voluntarily de-designated. The July 2026 Swap converted notional amounts of $80.0 million at 5.84% for €80.0 million at 4.97% and will be accounted for as a net investment hedge. The July 2026 Swap has a maturity date of September 1, 2028.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with the sections entitled “Risk Factors” and “Cautionary Notice Regarding Forward-Looking Statements” and our financial statements and related notes included in this Quarterly Report as well as the sections entitled “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Ranpak Holdings Corp. (“Ranpak”, the “Company,” “we,” or “us”) included in our 2025 10-K, filed with the SEC on March 5, 2026. Capitalized terms used and not defined herein have the meanings disclosed elsewhere in the Quarterly Report.
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
We generated net revenue of $206.4 million and $183.5 million in the six months ended June 30, 2026 and 2025, respectively. We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) by geographic region.
Key Performance Indicators and Other Factors Affecting Performance
We use the following key performance indicators and monitor the following other factors to analyze our business performance, determine financial forecasts, and help develop long-term strategic plans.
PPS Systems Base — We closely track the number of PPS systems installed with end-users as it is a leading indicator of underlying business trends and near-term and ongoing net revenue expectations. Our installed base of PPS systems also drives our capital expenditure budgets. The following table presents our installed base of PPS systems as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025	Change	% Change
PPS Systems	(in thousands)
Cushioning	33.7	34.6	(0.9)	(2.6)
Void-Fill	85.8	87.9	(2.1)	(2.4)
Wrapping	22.2	22.5	(0.3)	(1.3)
Total	141.7	145.0	(3.3)	(2.3)
Paper and Other Costs. Paper is a key component of our cost of goods sold and paper costs can fluctuate significantly between periods. We purchase both 100% virgin and 100% recycled paper, as well as blends, from various suppliers for conversion into the paper consumables we sell. The cost of paper supplies is our largest input cost, and we historically have negotiated supply and pricing arrangements with most of our paper suppliers annually, with a view towards mitigating fluctuations in paper cost. Nevertheless, as paper is a commodity, its price on the open market, and in turn the prices we negotiate with suppliers at a given point in time, can fluctuate significantly, and is affected by several factors outside of our control, including inflationary pressures, supply and demand and the cost of other commodities that are used in the manufacture of paper, including wood, energy, and chemicals. For example, energy prices in Europe have experienced recent increased volatility, and such volatility has, in the past, increased the cost of paper. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. Although we look to pass increased market costs on to our customers to mitigate the impact of these costs, we are unable to predict the extent to which we will be able to do so. As such, we expect some continued pressure on our gross margin in fiscal 2026 relative to our historical margin profile.

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
In addition to inflationary pressures, our U.S. operations are subject to the impact of tariffs, largely related to our capital expenditures for our PPS converters, some of which are sourced from China or contain parts and components from China and other Asian countries. We are taking steps to minimize the potential impact of these tariffs by evaluating alternative parts and global suppliers as well as stepping up our efforts to refabricate and refurbish existing machines in our fleet to reduce cost. Our box customization equipment is currently made in Europe and shipped to the United States and thus are subject to U.S. tariffs on European goods. We are focused on cost reduction and efficiencies to minimize the impact to our customers, and believe in the ongoing value proposition of our equipment.
We have experienced and expect to continue to experience headwinds from the recent U.S.-Iran hostilities which have resulted in increased energy prices globally. The market for our solutions is competitive and it may be difficult to pass on increases in paper prices to our customers immediately, or at all, which has in the past, and could in the future, adversely affect our operating results. Although we look to pass increased market costs on to our customers to mitigate the impact of these costs, we are unable to predict the extent to which we will be able to do so. As such, there could be continued pressure on our gross margin in our results for fiscal 2026 relative to our historical margin profile.
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
EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: (benefit from) provision for income taxes; interest expense; and depreciation and amortization.
AEBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: (benefit from) provision for income taxes; interest expense; depreciation and amortization; stock-based compensation expense; foreign currency (gain) loss; amortization of cloud-based software implementation costs; and, in certain periods, other income and expense items.
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
Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the three months ended June 30, 2026 and 2025, presented in millions of dollars. “NM” represents “not meaningful.”
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for the three months ended June 30, 2026 and 2025. This data is based on our historical financial statements included elsewhere in this Quarterly Report. Refer to “Non-GAAP Measures” and “Reconciliation of GAAP to

Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net loss under GAAP.
Comparison of Second Quarter of 2026 to Second Quarter of 2025

	Three Months Ended June 30,				Constant Currency (Non-GAAP) % Change (1)
	2026	2025	$ Change	% Change
Net revenue	$105.2	$92.3	$12.9	14.0	12.2
Cost of sales	70.7	63.4	7.3	11.5	9.8
Gross profit	34.5	28.9	5.6	19.4	17.6
Selling, general and administrative expenses	27.6	28.8	(1.2)	(4.2)
Depreciation and amortization expense	8.6	8.8	(0.2)	(2.3)
Other operating expense, net	0.7	1.0	(0.3)	(30.0)
Loss from operations	(2.4)	(9.7)	7.3	(75.3)
Interest expense	8.1	8.3	(0.2)	(2.4)
Foreign currency loss (gain)	0.2	(2.6)	2.8	NM
Other non-operating expense (income), net	0.1	(5.9)	6.0	NM
Loss before income tax benefit	(10.8)	(9.5)	(1.3)	13.7
Income tax benefit	(2.9)	(2.0)	(0.9)	45.0
Net loss	$(7.9)	$(7.5)	$(0.4)	5.3	5.3

Non-GAAP
EBITDA	$13.1	$15.6	$(2.5)	(16.0)	(16.7)
AEBITDA	$19.1	$16.5	$2.6	15.8	13.9
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.1323 USD. Refer to further discussion in "Non-GAAP Measures."

Net Revenue
The following table and the discussion that follows compares our net revenue by product line for the three months ended June 30, 2026 and 2025 on a GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. Refer to “Non-GAAP Measures” for further details:

	Three Months Ended June 30,				Constant Currency (Non-GAAP) % Change (1)
	2026	2025	$ Change	% Change
Cushioning	$35.1	$36.8	$(1.7)	(4.6)	(6.5)
Void-Fill	44.8	41.1	3.7	9.0	7.8
Wrapping	8.7	7.3	1.4	19.2	17.8
Automation	16.6	7.1	9.5	133.8	129.6
Net revenue	$105.2	$92.3	$12.9	14.0	12.2
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.1323 USD. Refer to further discussion in "Non-GAAP Measures."

Net revenue for the second quarter of 2026 was $105.2 million compared to $92.3 million for the second quarter of 2025, an increase of $12.9 million or 14.0% (12.2% on a constant currency basis) and includes a non-cash reduction of $1.0 million to void-fill and $0.7 million to automation net revenue from the provision for warrants in the current period. Net revenue for the second quarter of 2025 includes a non-cash reduction of $1.2 million to void-fill from the provision for warrants. Net revenue was positively impacted by increases in automation equipment sales, void-fill, and wrapping, partially offset by a decrease in cushioning. Automation net revenue increased $9.5 million, or 133.8% to $16.6 million from $7.1 million; void-fill increased $3.7 million, or 9.0%, to $44.8 million from $41.1 million; wrapping increased $1.4 million, or 19.2%, to $8.7 million from $7.3 million; and cushioning decreased $1.7 million, or 4.6%, to $35.1 million from $36.8 million for the second quarter of 2026 compared to the second quarter of 2025.
The increase in net revenue for the second quarter of 2026 compared to the second quarter of 2025 is quantified by a 10.0% increase in automation equipment sales, a 2.4% increase in the volume of sales of our paper consumable products, a 1.8% increase from foreign currency fluctuations, and a 0.2% increase in the price or mix of our paper consumable products, partially offset by a 0.4% impact from an increase in the non-cash provision for warrants.
Cost of Sales
Cost of sales for the second quarter of 2026 totaled $70.7 million, an increase of $7.3 million, or 11.5% (9.8% on a constant currency basis), compared to $63.4 million in the second quarter of 2025. We have quantified the change in cost of sales as follows:

Volume/product mix	11.3%
Production costs	(1.5)%
Foreign currency impacts	1.7%
Total	11.5%
The increase in cost of sales was primarily due to an increase in the volume/mix of products sold of 11.3% and fluctuations in foreign currency rates of 1.7%, partially offset by a decrease in production costs of 1.5% compared to the second quarter of 2025. The 11.3% change in volume/mix is primarily attributable to an increase in automation equipment sales, which drove a 9.4% increase in cost of sales. Production costs include costs from materials, labor and overhead, and depreciation expense.
Operating expenses
Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the second quarter of 2026 were $27.6 million, a decrease of $1.2 million, or 4.2%, from $28.8 million in the second quarter of 2025. The decrease in SG&A expenses was primarily due to a $0.8 million decrease in facility costs and a $0.7 million decrease in stock-based compensation expense for the second quarter of 2026 compared to the second quarter of 2025.
Depreciation and Amortization Expense. Depreciation and amortization expense for the second quarter of 2026 was $8.6 million, a decrease of $0.2 million from $8.8 million in the second quarter of 2025. The decrease in depreciation and amortization expense was primarily due to a decrease in amortization of finance leases, partially offset by an increase in depreciation of machinery and equipment for the second quarter of 2026 compared to the second quarter of 2025.
Other Operating Expense, Net. Other operating expense, net for the second quarter of 2026 was $0.7 million, a decrease of $0.3 million from $1.0 million in the second quarter of 2025. The decrease was primarily due to a $0.5 million gain on the sublease of equipment classified as finance leases, partially offset by a $0.3 million increase in research and development expense for the second quarter of 2026 compared to the second quarter of 2025.
Interest Expense
Interest expense for the second quarter of 2026 was $8.1 million, a decrease of $0.2 million, or 2.4%, from $8.3 million in the second quarter of 2025. The decrease was primarily due to the decrease in interest expense associated with our Term Facility in the second quarter of 2026 compared to the second quarter of 2025.
Foreign Currency Loss (Gain)
Foreign currency loss for the second quarter of 2026 was $0.2 million, a change of $2.8 million, from foreign currency gain of $2.6 million for the second quarter of 2025 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Expense (Income), Net
Other non-operating expense, net for the second quarter of 2026 was $0.1 million, a change of $6.0 million, from other non-operating income of $5.9 million in the second quarter of 2025 primarily due to a $5.8 million unrealized gain on our strategic investment in Pickle that did not recur in the second quarter of 2026.
Income Tax Benefit
Income tax benefit for the second quarter of 2026 was $2.9 million, or an effective tax rate of 26.9%. Income tax benefit was $2.0 million in the second quarter of 2025, or an effective tax rate of 21.5%. The fluctuation in the effective tax rate between periods is primarily attributable to taxes related to foreign activities and the impact from stock-based compensation for the same period in 2025. The difference between the effective tax rate for the second quarter of 2026 and the combined federal and state statutory rates is primarily due to international and state income benefits.
EBITDA and AEBITDA
EBITDA and AEBITDA are non-GAAP measures. Refer to “Reconciliation of GAAP to Non-GAAP Measures.” EBITDA for the second quarter of 2026 was $13.1 million, a decrease of $2.5 million, or 16.0%, compared to $15.6 million in the second quarter of 2025. AEBITDA for the second quarter of 2026 was $19.1 million, an increase of $2.6 million, or 15.8% (13.9% on a constant currency basis), compared to $16.5 million in the second quarter of 2025. AEBITDA for the second quarter of 2026 includes a non-cash reduction to net revenue from the provision for warrants of $1.7 million compared to $1.2 million for the second quarter of 2025.
Segment Results of Operations - Second Quarter of 2026 and Second Quarter of 2025
We have two segments, North America and Europe/Asia. Management evaluates segment performance by net revenue and EBITDA by geographic region. The following tables set forth our net revenue by segment for the second quarter of 2026 and the second quarter of 2025, presented in millions of dollars:

	North America
	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Cushioning	$9.5	$11.3	$(1.8)	(15.9)
Void-Fill	26.8	25.2	1.6	6.3
Wrapping	4.3	4.1	0.2	4.9
Automation	5.3	1.7	3.6	211.8
Net revenue	$45.9	$42.3	$3.6	8.5
Net revenue in North America for the second quarter of 2026 totaled $45.9 million compared to $42.3 million in the second quarter of 2025. The increase of $3.6 million, or 8.5%, for the second quarter of 2026 compared to the second quarter of 2025 was attributable to increases in automation equipment sales, void-fill, and wrapping, partially offset by a decrease in cushioning, and includes a non-cash reduction of $0.9 million in void-fill and $0.7 million in automation net revenue from the provision for warrants. Net revenue in North America for the second quarter of 2025 includes a non-cash reduction of $1.1 million to void-fill from the provision for warrants. The increase in net revenue for North America can be quantified by an 8.5% increase from automation equipment sales and a 1.9% increase in the price/mix of our paper consumable products, partially offset by a 1.2% impact from an increase in the non-cash provision for warrants and a 0.7% decrease in the volume of sales of our paper consumable products.

	Europe/Asia				Constant Currency (Non-GAAP) % Change (1)
	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Cushioning	$25.6	$25.5	$0.1	0.4	(2.4)
Void-Fill	18.0	15.9	2.1	13.2	10.1
Wrapping	4.4	3.2	1.2	37.5	34.4
Automation	11.3	5.4	5.9	109.3	103.7
Net revenue	$59.3	$50.0	$9.3	18.6	15.4
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.1323 USD. Refer to further discussion in "Non-GAAP Measures."

Net revenue in Europe/Asia for the second quarter of 2026 totaled $59.3 million compared to net revenue of $50.0 million in the second quarter of 2025. The increase of $9.3 million, or 18.6% (15.4% on a constant currency basis), for the second quarter of 2026 compared to the second quarter of 2025 was attributable to increases in automation equipment sales, void-fill, and wrapping sales. The increase in cushioning was primarily driven by favorable foreign currency fluctuations. The increase in net revenue for Europe/Asia can be quantified by an 11.2% increase from automation equipment sales, a 4.2% increase in volume of sales of our paper consumable products, and a 3.2% increase due to foreign currency fluctuations.

The following table sets forth segment EBITDA, presented in millions of dollars:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
North America	$6.6	$3.1	$3.5	112.9
Europe/Asia	$6.5	$12.5	$(6.0)	(48.0)
North America and Europe/Asia segment EBITDA includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $4.9 million and $7.6 million for the three months ended June 30, 2026 and 2025, respectively, which eliminates on a consolidated basis.
Segment EBITDA for North America was $6.6 million for the second quarter of 2026 compared to $3.1 million in the second quarter of 2025, an increase of $3.5 million, or 112.9%. The increase was primarily due to increased net revenue as described above and an increase in foreign currency gain of $9.3 million. The increase was partially offset by a $2.7 million decrease in intersegment royalty charges and a $5.8 million unrealized gain on our strategic investment in Pickle in the second quarter of 2025 that did not recur in the second quarter of 2026.
Segment EBITDA for Europe/Asia was $6.5 million for the second quarter of 2026 compared to $12.5 million in the second quarter of 2025, a decrease of $6.0 million, or 48.0%. The decrease was primarily due to the foreign currency loss of $0.7 million for the second quarter of 2026 compared to the foreign currency gain of $11.4 million for the second quarter of 2025. The decrease was partially offset by the increased net revenue as described above and a $2.7 million decrease in intersegment royalty charges for the three months ended June 30, 2026.
Consolidated Results of Operations
The following tables set forth our consolidated results of operations for the six months ended June 30, 2026 and 2025, presented in millions of dollars. “NM” represents “not meaningful.”
In addition, in our discussion below, we include certain other unaudited, non-GAAP data and Constant Currency (Non-GAAP) % Change data for the six months ended June 30, 2026 and 2025. This data is based on our historical financial statements included elsewhere in this Quarterly Report. Refer to “Non-GAAP Measures” and “Reconciliation of GAAP to Non-GAAP Measures” for additional information and a reconciliation of EBITDA and AEBITDA to our net loss under GAAP.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025

	Six Months Ended June 30,				Constant Currency (Non-GAAP) % Change (1)
	2026	2025	$ Change	% Change
Net revenue	$206.4	$183.5	$22.9	12.5	8.4
Cost of sales	137.0	123.7	13.3	10.8	7.0
Gross profit	69.4	59.8	9.6	16.1	11.2
Selling, general and administrative expenses	56.8	57.7	(0.9)	(1.6)
Depreciation and amortization expense	17.6	17.8	(0.2)	(1.1)
Other operating expense, net	1.2	2.0	(0.8)	(40.0)
Loss from operations	(6.2)	(17.7)	11.5	(65.0)
Interest expense	16.7	17.0	(0.3)	(1.8)
Foreign currency loss (gain)	1.5	(5.2)	6.7	NM
Other non-operating expense (income), net	0.1	(5.9)	6.0	NM
Loss before income tax benefit	(24.5)	(23.6)	(0.9)	3.8
Income tax benefit	(6.4)	(5.2)	(1.2)	23.1
Net loss	$(18.1)	$(18.4)	$0.3	(1.6)	(3.8)

Non-GAAP
EBITDA	$24.8	$25.3	$(0.5)	(2.0)	(4.7)
AEBITDA	$38.0	$33.8	$4.2	12.4	6.2
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0919 USD. Refer to further discussion in "Non-GAAP Measures."

Net Revenue
The following table and the discussion that follows compares our net revenue by product line for the six months ended June 30, 2026 and 2025 on a GAAP basis and also presents the Constant Currency (Non-GAAP) % Change. See also “Non-GAAP Measures” for further details:

	Six Months Ended June 30,				Constant Currency (Non-GAAP) % Change (1)
	2026	2025	$ Change	% Change
Cushioning	$71.7	$72.0	$(0.3)	(0.4)	(5.1)
Void-Fill	86.7	81.4	$5.3	6.5	3.7
Wrapping	18.0	16.7	$1.3	7.8	4.2
Automation	30.0	13.4	$16.6	123.9	114.9
Net revenue	$206.4	$183.5	$22.9	12.5	8.4
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0919 USD. Refer to further discussion in "Non-GAAP Measures."

Net revenue for the six months ended June 30, 2026 was $206.4 million compared to $183.5 million for the six months ended June 30, 2025, an increase of $22.9 million or 12.5% (8.4% on a constant currency basis) and includes a non-cash reduction of $1.9 million to void-fill and $1.5 million to automation net revenue from the provision for warrants. Net revenue for the six months ended June 30, 2025 includes a non-cash reduction of $2.0 million to void-fill from the provision for warrants. Net revenue was positively impacted by increases in automation equipment sales, void-fill and wrapping, partially offset by a decrease in cushioning. Automation net revenue increased $16.6 million or 123.9% to $30.0 million from $13.4 million; void-fill increased $5.3 million, or 6.5%, to $86.7 million from $81.4 million; wrapping increased $1.3 million, or 7.8%, to $18.0 million from $16.7 million; and cushioning decreased $0.3 million, or 0.4%, to $71.7 million from $72.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
The increase in net revenue for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is quantified by an 8.4% increase in automation equipment sales, a 4.1% increase from foreign currency fluctuations, and a 1.6% increase in the volume of sales of our paper consumable products, partially offset by a 0.9% decrease in the price/mix of our paper consumable products and a 0.7% impact from an increase in the non-cash provision for warrants.
Cost of Sales
Cost of sales for the six months ended June 30, 2026 totaled $137.0 million, an increase of $13.3 million, or 10.8% (7.0% on a constant currency basis), compared to $123.7 million in the six months ended June 30, 2025. We have quantified the change in cost of sales as follows:

Volume/product mix	9.6%
Production costs	(2.6)%
Foreign currency impacts	3.8%
Total	10.8%
The increase in cost of sales was primarily due to an increase in the volume/mix of products sold of 9.6% and fluctuations in foreign currency rates of 3.8%, partially offset by a decrease in production costs of 2.6% compared to the six months ended June 30, 2025. The 9.6% change in volume/mix is primarily attributable to an increase in automation equipment sales, which drove an 8.3% increase in cost of sales. Production costs include costs from materials, labor and overhead, and depreciation expense.
Operating expenses
Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses for the six months ended June 30, 2026 were $56.8 million, a decrease of $0.9 million, or 1.6%, from $57.7 million in the six months ended June 30, 2025. The net change in SG&A expenses includes a $1.7 million decrease in stock-based compensation expense and a $1.6 million decrease in facility costs, partially offset by a $2.5 million increase in compensation expense. These changes are inclusive of a $1.8 million unfavorable impact from foreign currency fluctuations.
Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2026 was $17.6 million, a decrease of $0.2 million from $17.8 million in the six months ended June 30, 2025. The decrease in depreciation and amortization expense was primarily due to a decrease in amortization of finance leases, partially offset by an increase in depreciation of machinery and equipment for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Other Operating Expense, Net. Other operating expense, net for the six months ended June 30, 2026 was $1.2 million, a decrease of $0.8 million from $2.0 million in the six months ended June 30, 2025. The decrease was primarily due to a $0.5 million gain on the sublease of equipment classified as finance leases for the six months ended June 30, 2026, with no comparable gain in the six months ended June 30, 2025.
Interest Expense
Interest expense for the six months ended June 30, 2026 was $16.7 million, a decrease of $0.3 million, or 1.8%, from $17.0 million in the six months ended June 30, 2025. The decrease was primarily due to the decrease in interest expense associated with our Term Facility for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Foreign Currency Loss (Gain)
Foreign currency loss for the six months ended June 30, 2026 was $1.5 million, a change of $6.7 million, from foreign currency gain of $5.2 million in the six months ended June 30, 2025 due to the volatility in Euro exchange rates compared to USD.
Other Non-Operating Expense (Income), Net
Other non-operating expense, net for the six months ended June 30, 2026 was $0.1 million compared to other non-operating income, net of $5.9 million for the six months ended June 30, 2025. Other non-operating income, net for the six months ended June 30, 2025 included a $5.8 million unrealized gain on our strategic investment in Pickle that did not recur for the six months ended June 30, 2026.
Income Tax Benefit
Income tax benefit for the six months ended June 30, 2026 was $6.4 million, or an effective tax rate of 26.1%. Income tax benefit was $5.2 million in the six months ended June 30, 2025, or an effective tax rate of 22.2%. The fluctuation in the effective tax rate between periods is primarily attributable to state income benefits, benefits related to foreign activities and tax impact related to a stock-based compensation shortfall and windfall for the same periods in 2026 and 2025, respectively. The difference between the effective tax rate and the combined federal and state statutory rates is primarily due to international and state income benefits.
EBITDA and AEBITDA
EBITDA and AEBITDA are non-GAAP measures. Refer to “Reconciliation of GAAP to Non-GAAP Measures.” EBITDA for the six months ended June 30, 2026 was $24.8 million, a decrease of $0.5 million, or 2.0%, compared to $25.3 million in the six months ended June 30, 2025. AEBITDA for the six months ended June 30, 2026 was $38.0 million, an increase of $4.2 million, or 12.4% (6.2% on a constant currency basis), compared to $33.8 million in the six months ended June 30, 2025. AEBITDA for the six months ended June 30, 2026 includes a non-cash reduction to net revenue from the provision for warrants of $3.4 million compared to $2.0 million for the six months ended June 30, 2025.

Segment Results of Operations - Six Months Ended June 30, 2026 and Six Months Ended June 30, 2025
The following tables set forth our net revenue by segment for the six months ended June 30, 2026 and the six months ended June 30, 2025, presented in millions of dollars:

	North America
	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Cushioning	$19.2	$21.8	$(2.6)	(11.9)
Void-Fill	50.6	49.6	1.0	2.0
Wrapping	9.0	9.7	(0.7)	(7.2)
Automation	9.6	3.8	5.8	152.6
Net revenue	$88.4	$84.9	$3.5	4.1
Net revenue in North America for the six months ended June 30, 2026 totaled $88.4 million compared to $84.9 million for the six months ended June 30, 2025. The increase of $3.5 million, or 4.1%, was attributable to increases in automation equipment sales and void-fill, partially offset by decreases in cushioning and wrapping, and includes a non-cash reduction of $1.7 million in void-fill and $1.5 million in automation net revenue from the provision for warrants. Net revenue in North America for the six months ended June 30, 2025 includes a non-cash reduction of $1.9 million in void-fill from the provision for warrants. The increase in net revenue for North America can be quantified by a 6.8% increase from automation equipment sales and a 1.0% increase in the price/mix of our paper consumable products, partially offset by a 2.2% decrease in volume of sales of our paper consumable products and a 1.5% impact from an increase in the non-cash provision for warrants.

	Europe/Asia				Constant Currency (Non-GAAP) % Change (1)
	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Cushioning	$52.5	$50.2	$2.3	4.6	(2.2)
Void-Fill	36.1	31.8	4.3	13.5	6.3
Wrapping	9.0	7.0	2.0	28.6	20.0
Automation	20.4	9.6	10.8	112.5	100.0
Net revenue	$118.0	$98.6	$19.4	19.7	12.1
(1) The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing current results to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the comparable prior year period, which in this case was 1 Euro to 1.0919 USD. Refer to further discussion in "Non-GAAP Measures."

Net revenue in Europe/Asia for the six months ended June 30, 2026 totaled $118.0 million compared to net revenue of

$98.6 million for the six months ended June 30, 2025. The increase of $19.4 million, or 19.7% (12.1% on a constant currency basis), was attributable to increases in automation equipment sales, void-fill, and wrapping sales. The increase in cushioning was primarily driven by favorable foreign currency fluctuations. The increase in net revenue for Europe/Asia can be quantified by a 9.7% increase from automation equipment sales, a 7.6% increase due to foreign currency fluctuations, and a 3.8% increase in the volume of sales of our paper consumable products, partially offset by a 1.4% decrease in the price/mix of our paper consumable products.
The following table sets forth segment EBITDA, presented in millions of dollars:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
North America	$13.4	$8.1	$5.3	65.4
Europe/Asia	$11.4	$17.2	$(5.8)	(33.7)
North America and Europe/Asia segment EBITDA includes intersegment royalty charges from North America to Europe/Asia for use of trademarks of $9.9 million and $12.8 million for the six months ended June 30, 2026 and 2025, respectively, which eliminates on a consolidated basis.
Segment EBITDA for North America was $13.4 million for the six months ended June 30, 2026 compared to $8.1 million in the six months ended June 30, 2025, an increase of $5.3 million, or 65.4%. The increase was primarily due to an increase in net revenue as described above and an increase in foreign currency gain of $9.7 million. The increase was partially offset by a $2.9 million decrease in intersegment royalty charges and a $5.8 million unrealized gain on our strategic investment in Pickle during the six months ended June 30, 2025 that did not recur for the six months ended June 30, 2026.
Segment EBITDA for Europe/Asia was $11.4 million for the six months ended June 30, 2026 compared to $17.2 million in the six months ended June 30, 2025, a decrease of $5.8 million, or 33.7%. The decrease was primarily due to the foreign currency loss of $4.6 million for the six months ended June 30, 2026 compared to the foreign currency gain of $11.8 million for the six months ended June 30, 2025. The decrease was partially offset by the increase in net revenue as described above.

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

The following table and related notes reconcile certain non-GAAP measures to GAAP information presented in this Quarterly Report for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Constant Currency (Non-GAAP) % Change (6)
	2026	2025	$ Change	% Change
Net loss	$(7.9)	$(7.5)	$(0.4)	5.3	5.3

Depreciation and amortization expense – COS	7.2	8.0	(0.8)	(10.0)
Depreciation and amortization expense – D&A	8.6	8.8	(0.2)	(2.3)
Interest expense	8.1	8.3	(0.2)	(2.4)
Income tax benefit	(2.9)	(2.0)	(0.9)	45.0
EBITDA(1)	13.1	15.6	(2.5)	(16.0)	(16.7)

Adjustments(2):
Foreign currency loss (gain)	0.2	(2.6)	2.8	NM
Non-cash impairment losses	—	0.2	(0.2)	NM
M&A, restructuring, severance	3.0	3.6	(0.6)	(16.7)
Stock-based compensation expense	1.2	2.0	(0.8)	(40.0)
Amortization of cloud-based software implementation costs(3)	1.1	1.0	0.1	10.0
Cloud-based software implementation costs(4)	0.3	0.8	(0.5)	(62.5)
SOX remediation costs	—	0.3	(0.3)	NM
Unrealized gain on strategic investments	—	(5.8)	5.8	NM
Other adjustments(5)	0.2	1.4	(1.2)	(85.7)
AEBITDA(1)	$19.1	$16.5	$2.6	15.8	13.9
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
(5)In the second quarter of 2025, ‘Other adjustments’ includes non-recurring excess above market procurement costs and other insignificant items.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.1323 USD. Refer to further discussion in “Non-GAAP Measures.”

	Six Months Ended June 30,				Constant Currency (Non-GAAP) % Change (6)
	2026	2025	$ Change	% Change
Net loss	$(18.1)	$(18.4)	$0.3	(1.6)	(3.8)

Depreciation and amortization expense – COS	15.0	14.1	0.9	6.4
Depreciation and amortization expense – D&A	17.6	17.8	(0.2)	(1.1)
Interest expense	16.7	17.0	(0.3)	(1.8)
Income tax benefit	(6.4)	(5.2)	(1.2)	23.1
EBITDA(1)	24.8	25.3	(0.5)	(2.0)	(4.7)

Adjustments(2):
Foreign currency loss (gain)	1.5	(5.2)	6.7	NM
Non-cash impairment losses	—	0.2	(0.2)	NM
M&A, restructuring, severance	6.0	6.5	(0.5)	(7.7)
Stock-based compensation expense	2.5	4.1	(1.6)	(39.0)
Amortization of cloud-based software implementation costs(3)	2.2	1.9	0.3	15.8
Cloud-based software implementation costs	0.7	1.4	(0.7)	(50.0)
SOX remediation costs(4)	0.1	0.9	(0.8)	(88.9)
Unrealized gain on strategic investments	—	(5.8)	5.8	NM
Other adjustments(5)	0.2	4.5	(4.3)	(95.6)
AEBITDA(1)	$38.0	$33.8	$4.2	12.4	6.2
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
(5)In the six months ended June 30, 2025, ‘Other adjustments’ includes non-recurring warehouse and transitory costs incurred related to conversion services, non-recurring excess above market procurement costs, and other insignificant items.
(6)The Constant Currency (Non-GAAP) % Change excludes the impact of foreign currency translation effects when comparing to the prior year. In calculating the Constant Currency (Non-GAAP) % Change, the current year results are translated at the average exchange rate for the prior year period, which in this case was 1 Euro to 1.0919 USD. Refer to further discussion in “Non-GAAP Measures.”
Liquidity and Capital Resources
We evaluate liquidity in terms of cash flows from operations and other sources and the sufficiency of such cash flows to fund our operating, investing and financing activities. We believe that our $43.2 million in cash and cash equivalents as of June 30, 2026 and cash flow from operations, together with borrowing capacity under the revolving portion of our senior secured credit facilities, will provide us with sufficient resources to cover our current requirements.
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
Including finance lease liabilities and financing arrangements and excluding deferred financing costs, we had $410.6 million in debt, $6.8 million of which was classified as short-term, as of June 30, 2026, compared to $410.5 million in debt, $5.5 million of which was classified as short-term, as of December 31, 2025.
At June 30, 2026, we did not have amounts outstanding under the Revolving Facility, and we had no borrowings under such facility through July 30, 2026. The Revolving Facility includes borrowing capacity available for standby letters of credit of up to $50.0 million. Any issuance of letters of credit will reduce the amount available under the Revolving Facility. As of June 30, 2026, we had $2.8 million committed to outstanding letters of credit, leaving net availability of $47.2 million under the Revolving Facility.
The Facilities are secured by substantially all of the assets of the Company. No mandatory prepayments were required under our Facilities as of June 30, 2026, and the Company was in compliance with all debt covenants.
Cash Flows
The following table sets forth our summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$7.1	$(4.9)
Net cash used in investing activities	(24.9)	(19.8)
Net cash used in financing activities	(1.1)	(4.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.9)	2.7
Net Decrease in Cash and Cash Equivalents	(19.8)	(26.9)
Cash and Cash Equivalents, beginning of period	63.0	76.1
Cash and Cash Equivalents, end of period	$43.2	$49.2
Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities was $7.1 million in the six months ended June 30, 2026. Net cash used in operating activities was $4.9 million in the six months ended June 30, 2025. The changes in operating cash flows are largely due to a decrease in the purchase of inventory compared to the six months ended June 30, 2025, which included a significant inventory build that did not recur in the current period. This was partially offset by less favorable changes in accounts payable and accounts receivable. Net loss for the six months ended June 30, 2025 also included a $5.8 million unrealized gain on our strategic investment in Pickle that did not recur for the six months ended June 30, 2026 and foreign currency loss for the six months ended June 30, 2026 compared to foreign currency gains for the six months ended June 30, 2025.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $24.9 million and $19.8 million for the six months ended June 30, 2026 and 2025, respectively, and reflects cash used for production of converter equipment and purchases of machinery and equipment. Net cash used in investing activities in the six months ended June 30, 2026 also included $10.0 million in cash paid for the Pickle SAFE note.
Cash Flows Used in Financing Activities
Net cash used in financing activities was $1.1 million in the six months ended June 30, 2026 and reflects proceeds from our financing arrangements, partially offset by principal payments on our term loans, payments on financing arrangements, payments on finance lease liabilities, and other financing activities, net. Net cash used in financing activities was $4.9 million in the six months ended June 30, 2025 and reflects principal payments on our term loans, payments on finance lease liabilities, payments on our equipment financing arrangement, and other financing activities, net.

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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Changes in interest rates affect the amount of interest income we earn on cash and cash equivalents and the amount of interest expense we pay on borrowings under the floating rate portions of our Facilities. A hypothetical 100 basis point increase or decrease in the applicable base interest rates under our Facilities would have resulted in a $2.0 million impact on our cash interest expense for the six months ended June 30, 2026.
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
For the six months ended June 30, 2026, net revenue denominated in currencies other than USD amounted to $118.0 million or 57% of our net revenue for the period. Substantially all of this amount was denominated in Euro. A 10% increase or decrease in the value of the Euro to the USD would have caused our reported net revenue for the six months ended June 30, 2026 to increase or decrease by approximately $11.8 million.
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
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Ranpak Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________________________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Ranpak Holdings Corp.

Date:	July 30, 2026	By:	/s/ William Drew
William Drew
Executive Vice President and Chief Financial Officer